Form 10QSB
period 1996-06-30
BIO IMAGING TECHNOLOGIES INC
filed 1996-07-31
CIK 822418

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                          Commission File No. 1-11182

                        BIO-IMAGING TECHNOLOGIES, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)
- - ------------------------------------------------------------------------------


          Delaware                                  11-2872047
- - -------------------------------           -----------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

830 Bear Tavern Road, West Trenton, New Jersey                        08628
- - -----------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                (609) 883-2000
                         --------------------------
                         (Issuer's Telephone Number,
                            Including Area Code)

     Check whether the Issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes:     X                    No:
                     ---------                    --------
        State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 1996:

Class                                    Number of Shares
- - -------                                  ----------------

Common Stock, $.00025 par value             5,903,550

      Transitional Small Business Disclosure Format:

             Yes:                            No:     X
                  -----------                     ---------

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS
                               -----------------

                                                                      Page
                                                                      -----

PART  I  FINANCIAL INFORMATION

        Item 1.   Financial Statements................................   1

                CONSOLIDATED BALANCE SHEETS
                as at June 30, 1996 (unaudited)
                and September 30, 1995.................................  2

                CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Nine Months Ended
                June 30, 1996 and 1995
                (unaudited)............................................  3

                CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended
                June 30, 1996 and 1995
                (unaudited)............................................  4

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended
                June 30, 1996 and 1995
                (unaudited)............................................  5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS (unaudited).................................  6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........  9

                Liquidity and Capital Resources........................  9

                Results of Operations.................................. 10

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..................... 15

SIGNATURES............................................................. 16

                                     PART I

Item 1.    Financial Statements.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Issuer" or the "Company") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Issuer's Annual Report on Form 10-KSB for the year ended September 30, 1995.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                            June 30,    September 30,
                                              1996           1995
                                        -------------   -------------
                                          (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents.............  $ 1,298,076     $   704,684
  Restricted cash.......................       60,000         120,000
  Accounts receivable, net..............      450,614         497,866
  Prepaid expenses and other current
   assets...............................       62,010          40,465
                                          -----------     -----------
          Total current assets..........    1,870,700       1,363,015
Property and equipment, net.............    1,250,896       1,272,982
Deferred income tax asset, net..........           --              --
Other assets............................        7,034           8,187
                                          -----------     -----------
          Total assets..................  $ 3,128,630     $ 2,644,184
                                          ===========     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Deferred revenue......................  $   516,869     $   654,833
  Accounts payable......................       25,359          85,384
  Accrued expenses and other current
   liabilities..........................      258,100         124,438
  Current maturities of long-term debt..       89,133         180,043
                                          -----------     -----------
          Total current liabilities.....      889,461       1,044,698
Long-term debt..........................      123,584         139,224
                                          -----------     -----------
          Total liabilities.............    1,013,045       1,183,922
                                          -----------     -----------
Stockholders' equity:
  Preferred stock - $.00025 par  value,
  authorized 3,000,000 shares; 416,667
  shares issued and outstanding at
  June 30, 1996 and none issued at
  September 30, 1995 ...................          104              --

 Common stock - $.00025 par value,
  authorized 18,000,000 shares;
  5,903,550 shares issued and
  outstanding at June 30, 1996
  and 5,889,350 issued and
  outstanding at September 30, 1995...         1,477           1,473

  Additional paid-in capital..........     7,664,804       7,217,129
  Accumulated deficit.................    (5,550,800)     (5,758,340)
                                          -----------     -----------
    Stockholders' equity..............     2,115,585       1,460,262
                                          -----------     -----------
    Total liabilities and
           stockholders' equity.......   $ 3,128,630     $ 2,644,184
                                         ===========     ===========

                See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                          For the Nine Months Ended
                                                   June 30,
                                              1996          1995
                                          ------------  ------------
Revenue:
 Project revenue.........................   $2,360,462   $2,087,029
 Exclusivity fee - Co-Marketing
  Agreement..............................      192,000       75,000
                                            ----------   ----------
                                             2,552,462    2,162,029
Project costs............................      897,351      953,176
                                            ----------   ----------
Gross profit.............................    1,655,111    1,208,853
General and administrative expenses......    1,372,898    1,470,501
Research and development expenses........       89,169      213,596
                                            ----------   ----------
Income (loss) from operations............      193,044     (475,244)
Severance costs..........................           --     (205,015)
Interest income - net....................       14,496       12,903
                                            ----------   ----------
Net income (loss)........................   $  207,540   $ (667,356)
                                            ==========   ==========
Net income (loss) per common share.......        $0.03       $(0.12)
                                            ==========   ==========
Weighted average number of common shares
outstanding..............................    6,051,580    5,721,651
                                            ==========   ==========


                See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                          For the Three Months Ended
                                                   June 30,
                                          --------------------------
                                              1996          1995
                                              ----          ----
Revenue:
 Project revenue........................... $  903,248    $  587,203
 Exclusivity fee - Co-Marketing
  Agreement................................         --        25,000
                                            ----------    ----------
                                               903,248       612,203
Project costs..............................    330,476       323,557
                                            ----------    ----------
Gross profit...............................    572,772       288,646
General and administrative expenses........    499,560       528,250
Research and development expenses..........     13,438        81,652
                                            ----------    ----------
Income (loss) from operations..............     59,774      (321,256)
Interest income - net......................      8,345         4,687
                                            ----------    ----------
Net income (loss).......................... $   68,119    $ (316,569)
                                            ==========    ==========
Net income (loss) per common share.........      $0.01        $(0.05)
                                            ==========    ==========
Weighted average number of common
 shares outstanding........................  6,377,822     6,039,350
                                            ==========    ==========

                See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                For the Nine Months Ended
                                                                        June 30,
                                                                   1996           1995
                                                               -------------  ------------
Cash flows from operating activities:
 Net income (loss)..........................................     $  207,540    $ (667,356)
 Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
    Depreciation and amortization...........................        389,155       308,773
    Provision for losses on accounts
     receivable.............................................         35,000        16,000
    Changes in operating assets and
     liabilities:
    (Increase) decrease in accounts
     receivable.............................................         12,252      (212,056)
    Increase in prepaid expenses and
     other current assets...................................        (21,545)       (4,465)
    Decrease in other assets................................          1,153        65,434
    Increase (decrease) in deferred
     revenue................................................       (137,964)      182,099
    Decrease in accounts payable............................        (60,025)      (49,482)
    Increase (decrease) in accrued
    expenses and other current liabilities..................        133,662      (192,885)
                                                                 ----------    ----------
    Net cash provided by (used in)
     operating activities...................................        559,228      (553,938)
                                                                 ----------    ----------
Cash flows from investing activities:
 Purchases of property and equipment........................       (307,689)     (256,255)
 Decrease in restricted cash................................         60,000        40,000
                                                                 ----------    ----------
    Net cash used in investing
     activities.............................................       (247,689)     (216,255)
                                                                 ----------    ----------
Cash flows from financing activities:
 Net repayment of loan payable..............................        (89,600)     (115,200)
 Payments under equipment lease
  obligations...............................................        (76,330)      (28,466)
 Repayment of subordinated debentures.......................             --      (150,000)
 Decrease in capital contribution in
  advance of common stock sale..............................             --      (500,000)
 Net proceeds from private placement
   of common stock..........................................             --     1,729,500
 Net proceeds from exercise of options
  to purchase common stock..................................         14,450            --
 Net proceeds from private placement of
 preferred stock............................................        433,333            --
                                                                 ----------    ----------
    Net cash provided by financing
     activities.............................................        281,853       935,834
                                                                 ----------    ----------
Net increase in cash and cash
 equivalents................................................        593,392       165,641
Cash and cash equivalents at beginning
 of period..................................................        704,684       589,541
                                                                 ----------    ----------
Cash and cash equivalents at end of
 period.....................................................     $1,298,076    $  755,182
                                                                 ==========    ==========
Supplemental disclosures of cash flow
 information:
 Cash paid during the period for
  interest..................................................     $   18,603    $   34,794
                                                                 ==========    ==========
 Equipment purchased under capital
  lease obligations.........................................     $   59,381   $  --
                                                                 ==========   ===========

                See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)


Note 1 - Basis of Presentation:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1996 and the results of its operations and its cash flows for the three-month and nine-month periods ended June 30, 1996 and 1995.

     Net income (loss) per common share is calculated based upon the weighted average number of shares of Common Stock outstanding during the period. Certain options and warrants have been excluded in the calculation of weighted average shares outstanding since their inclusion would have had an antidilutive effect in the calculation of loss per common share and since the exercise prices of certain options and warrants exceed the current fair market value per share of the Company's Common Stock.

     Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Stockholders' Equity:

     On October 13, 1994, the Company and Corning Pharmaceutical Services Inc. ("CPS") consummated the purchase by CPS of (i) 2,355,000 shares of Common Stock, and (ii) a Warrant to purchase 250,000 shares of Common Stock with an initial exercise price of $1.25 per share and a Warrant to purchase 250,000 shares of Common Stock with an initial price of $1.50 per share (the "CPS Warrants") for an aggregate purchase price of $1,819,500. The CPS Warrants are subject to adjustment to protect against dilution in the event of certain transactions.
The Company received cash payment totaling $1,312,925 in partial payment of the purchase price. In addition, as further payment of the purchase price, CPS discharged the loan which was made by CPS in favor of the Company on August 26, 1994 which consisted of $500,000 of principal plus

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)

Note 2 - Stockholders' Equity (continued):

$6,575 of interest due and canceled the promissory note evidencing such loan. The preferred stock warrant issued to CPS in connection with the loan also was canceled by its terms. Costs associated with this transaction amounted to approximately $90,000 and reduced paid-in capital at the transaction date.

     Furthermore, on February 7, 1995, Corning Besselaar, Inc. (formerly G.H. Besselaar Associates), a unit of Corning Incorporated ("Besselaar"), paid an exclusivity fee of $300,000 under the previously executed Co-Marketing Agreement between Besselaar and the Company (the "Co-Marketing Agreement"). The Co-Marketing Agreement was terminated by the Company, in accordance with the terms of such agreement, as of December 31, 1995. The Company had the right to terminate such agreement if certain revenue targets which were expected to be earned by the Company, as a result of co-marketing by the Company and Besselaar, were not achieved. Since such revenue targets were not achieved, the Company exercised its right to terminate the Co-Marketing Agreement.

     In December 1991 and June 1992, the Company's Board of Directors and stockholders, respectively, approved the adoption of the Bio-Imaging Technologies, Inc. Stock Option Plan (the "Plan"). In January 1995, the Company amended the Plan to provide for the granting of options to key employees, directors and consultants to purchase an aggregate of not more than 1,800,000 shares of the Company's Common Stock, an increase of 600,000 shares. Each option is exercisable into one share of Common Stock. Options granted pursuant to the Plan, to be granted at prices not less than fair value at the date of grant, consist of qualified incentive stock options, as defined in the Internal Revenue Code, and non-qualified options.

     On December 8, 1995, the Company and Investment Partners of America, L.P. ("IPA") executed a purchase agreement (the "Purchase Agreement") pursuant to which IPA agreed to purchase and the Company agreed to issue and sell a minimum of 625,000 and a maximum of 1,250,000 units (each, a "Unit") at a purchase price of $1.20 per Unit, each Unit consisting of (i) one share of Series A Convertible Voting Preferred Stock, $.00025 par value per share (the "Preferred Stock"), convertible into Common Stock of the Company on a one share for one share basis; (ii) one five-year Class A Warrant (the "Class A Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $1.50 per share; and (iii) one five-year Class B Warrant (the "Class B Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $2.50 per share. Each of the Class A Warrants and Class B Warrants underlying the Units is exercisable for a period of five years from the date of issuance. The Preferred Stock provides for (i) voting rights on an as-converted to Common Stock basis,

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (unaudited)


Note 2 - Stockholders' Equity (continued):

with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) standard anti-dilution protection and price protection provisions;
(iv) cumulative dividends of $0.096 per share per annum, payable out of any assets legally available for the payment of such dividends, including Common Stock, and only upon declaration of such dividends by the Board of Directors of the Company; and (v) registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock.

     A closing was held with IPA on December 21, 1995, at which time 416,667 Units were sold, resulting in net proceeds to the Company of $433,333, after aggregate closing costs of $66,667.

     The Company also agreed pursuant to the Purchase Agreement to pay to Investment Partners, Inc. ("IPI") in consideration for its services as agent for the investors, upon the closing of at least the minimum number of Units, five-year Class C Warrants (the "Class C Warrants") to purchase 100,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share. Because the number of Units sold at the initial closing held December 21, 1995 was below the minimum, the Class C Warrants were not issued at such time. The Company subsequently determined on June 26, 1996 that there would be no further issuances of Units under the Purchase Agreement and terminated such Purchase Agreement. In connection therewith, the Company issued to IPI Class C Warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.05 per share and entered into a two-year consulting agreement (the "Consulting Agreement") with IPI pursuant to which IPI agreed to render to the Company product market development and financial consulting services. Upon execution of the Consulting Agreement, the Company was required to pay IPI a non-refundable amount of $30,000 and IPI's legal fees of $8,333. Such Consulting Agreement is terminable at any time and upon notice by the Company.

     Each of the Class A Warrants, Class B Warrants and Class C Warrants contain standard anti-dilution provisions. The Company granted registration rights, subject to certain conditions, with respect to each of the Class A Warrants, Class B Warrants and the Class C Warrants and the shares of Common Stock underlying such securities.

     In connection with the transaction with IPA, holders of certain of the Company's securities waived their pre-existing anti-dilution rights with respect to the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At June 30, 1996, the Company had cash and cash equivalents of approximately $1,358,000, including $60,000 of cash restricted pursuant to the terms of collateral pledge agreements described below, and including the net proceeds received by the Company upon the consummation of the transaction with Investment Partners of America, L.P. ("IPA") on December 21, 1995. On December 8, 1995, the Company executed a purchase agreement (the "Purchase Agreement") pursuant to which IPA agreed to purchase and the Company agreed to issue and sell a minimum of 625,000 and a maximum of 1,250,000 units (each, a "Unit") at a purchase price of $1.20 per Unit, each Unit consisting of (i) one share of Series A Convertible Voting Preferred Stock, $.00025 par value per share (the "Preferred Stock"), convertible into Common Stock of the Company on a one share for one share basis; (ii) one five-year Class A Warrant (the "Class A Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $1.50 per share; and (iii) one five-year Class B Warrant (the "Class B Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $2.50 per share. Each of the Class A Warrants and Class B Warrants underlying the Units is exercisable for a period of five years from the issuance date. An initial closing was held with IPA on December 21, 1995, at which time 416,667 Units were sold, resulting in net proceeds to the Company of $433,333, after aggregate closing costs of approximately $66,667. The Company subsequently determined on June 26, 1996 that there would be no further issuances of Units under the Purchase Agreement and terminated such Purchase Agreement. In connection therewith, the Company issued to IPI Class C Warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.05 per share and entered into a two-year consulting agreement (the "Consulting Agreement") with IPI pursuant to which IPI agreed to render to the Company product/market development and financial consulting services. Upon execution of the Consulting Agreement, the Company was required to pay IPI a non-refundable amount of $30,000 and IPI's legal fees of $8,333. Such Consulting Agreement is terminable at any time and upon notice by the Company.

     Working capital at June 30, 1996 was approximately $981,000.

     The Company had, as of June 30, 1996, invested approximately $2,696,000 in capital equipment and leasehold improvements, of which approximately $565,000 had been funded through capital leases. In April 1993, the Company entered into a loan relating to certain capital equipment whereby it borrowed $400,000 and gave the lender a security interest in such capital equipment. Pursuant to the transaction, the Company agreed to pay the amount borrowed, with interest, in thirty-six monthly installments of $12,800 each. The monthly payments commenced in May 1993 and ended in April 1996. The Company's obligations under the agreement were collateralized by the related equipment through April 1996. In April 1994, May and August 1995 and May 1996, the Company invested an additional $103,000, $52,000, $179,000 and

$59,000, respectively, in capital improvements funded through capital leases. Pursuant to collateral pledge agreements, the Company's obligations under such capital leases were collateralized by two certificates of deposit of equal amounts in the face amount of $60,000. In April 1996, one of the two certificates of deposit matured and was released to the Company, and the Company is required only to maintain $60,000 in collateral. Other than its existing capital lease obligations, the Company has no material commitments for capital expenditures currently outstanding.

     The Company anticipates that its cash and cash equivalents as at June 30, 1996 will be sufficient to fund working capital needs and capital requirements for approximately eighteen months.

Results of Operations

     The Company was profitable for the quarter ended June 30, 1996 primarily as a result of an increase in project revenue coupled with a reduction in operating expenses. Such reduction in operating expenses was primarily the result of cost controls implemented by the Company in fiscal 1995. The Company believes that demand for its services and technologies will continue to grow because a restructuring and downsizing in the pharmaceutical industry has resulted in increased outsourcing of certain research and data management activities, while digital technologies for data acquisition and management are rapidly penetrating the radiology and drug development communities. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submissions of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic image agents, should generate large amounts of image data that will require processing, analysis, data management and submission services. There can be no assurance, however, that demand for the Company's services and technologies will experience growth or that additional revenue generating opportunities will be realized by the Company.

     During the first nine months of fiscal 1996, the Company has signed approximately $3,454,000 in new project contracts which are expected to produce project revenue in the ensuing twenty-four month period. Such contracts are subject to termination by the Company or its clients for any reason and, therefore, revenue generated by the Company may not meet initial contract values.

     The foregoing sets forth certain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from any results discussed in such forward-looking statements.

     Nine Months Ended June 30, 1996 and 1995
     ----------------------------------------

     Total revenue for the nine months ended June 30, 1996 and 1995 was approximately $2,552,000 and $2,162,000, respectively, an increase of $390,000, or 18.0%. Project revenue in the nine months ended June 30, 1996 was derived from 20 clients and such revenue in the nine months ended June 30, 1995 was derived from 23 clients. Total revenue for the nine months ended June 30, 1996 was higher than revenue for the nine months ended June 30, 1995 as a result of the increase in the scope of projects for which the Company was engaged to perform work and, to a lesser extent, the recognition by the Company of $192,000 in revenue resulting from the termination by the Company of the Co-Marketing Agreement with Besselaar. Project revenue increased approximately $273,000, or 13.1%, to approximately $2,360,000 for the nine months ended June 30, 1996 from approximately $2,087,000 for the corresponding 1995 period. Such increase was due primarily to an increase in use among the Company's clients of digital imaging data management services in clinical trials, especially in the oncology segment. Project revenue in the nine months ended June 30, 1996 and 1995 consisted primarily of medical image processing and digital image management services, including the databasing and regulatory submission of digital medical images and other clinical data.

     The Company's total operating expenses were approximately $2,359,000 in the nine months ended June 30, 1996 and $2,637,000 in the corresponding period in fiscal 1995, a decrease of $278,000, or 10.5%. Such expenses in the nine months ended June 30, 1996 and the nine months ended June 30, 1995 consisted of general and administrative expenses, project costs and research and development expenses. The Company also incurred a one-time charge of approximately $205,000 in severance costs during the nine months ended June 30, 1995.

     General and administrative expenses were approximately $1,373,000 in the nine months ended June 30, 1996. Such expenses consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, marketing, sales and investor relations expenses, corporate insurance and office rent during the nine months ended June 30, 1996 and 1995. The decrease in general and administrative expenses for the nine months ended June 30, 1996 of approximately $98,000, or 6.7%, from approximately $1,471,000 in the corresponding fiscal 1995 period, resulted primarily from the residual effect of cost controls implemented by the Company in fiscal 1995.

     Project costs were approximately $897,000 during the nine months ended June 30, 1996 and, as in the same period in fiscal 1995, were comprised of professional salaries and benefits, travel and communication expenses and allocated overhead. Project costs for the corresponding period in fiscal 1995 were approximately $953,000. The decrease in project costs for the nine months ended June 30, 1996 of approximately $56,000, or 5.9%, from the corresponding fiscal 1995 period resulted primarily from an increase in efficiency related to the performance of project-related activities.

     The gross margin percentage during the nine months ended June 30, 1996 increased to 64.9% from 55.9% for the corresponding 1995 period. Such increase is attributable primarily to the recognition of revenue resulting from the termination by the Company of the Co-Marketing Agreement with Besselaar and, to a lesser extent, to an increase in efficiency related to the performance of project-related activities.

     Research and development expenses during the nine months ended June 30, 1996 were approximately $89,000. Research and development expenses during the corresponding period in fiscal 1995 were approximately $214,000. In each case, research and development expenses consisted of professional salaries and benefits and overhead charged to research and development projects. The decrease in such expenses during the nine months ended June 30, 1996 of approximately $125,000, or 58.4%, from the corresponding fiscal 1995 period resulted primarily from the capitalization of certain computer software development costs in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalized costs were approximately $85,000 for the nine months ended June 30, 1996. Research and development projects during the nine months ended June 30, 1996 focused on the design and coding of image display and image analysis, which has already reached technological feasibility. The Company also introduced a Windows compatible version of its Bio/ImageBase software during the quarter ended June 30, 1996.

     Net interest income of approximately $14,000 in the nine months ended June 30, 1996 resulted from interest earned on cash balances offset in part by interest expense incurred in conjunction with the Company's loan agreement and certain equipment lease obligations. The Company earned higher interest income in the nine months ended June 30, 1996 than in the corresponding fiscal 1995 period due to higher cash balances.

     The Company's net income for the nine months ended June 30, 1996 was approximately $208,000 as compared to a net loss of approximately $667,000 in the corresponding period in fiscal 1995. The Company's net loss for the nine month period ended June 30, 1995 resulted primarily from project revenue inadequate to support the infrastructure of the business coupled with a one-time charge in severance costs. The Company's net income for the first nine months of fiscal 1996 resulted primarily from an increase in project-related services performed by the Company and the recognition of revenue by the Company resulting from the termination by the Company of the Co-Marketing Agreement with Besselaar, coupled with a reduction in operating expenses by the Company as a result of cost controls implemented during fiscal 1995.

     Three Months Ended June 30, 1996 and 1995
     -----------------------------------------

     Total revenue for the quarters ended June 30, 1996 ("Third Quarter of Fiscal 1996") and June 30, 1995 ("Third Quarter of Fiscal 1995") was approximately $903,000 and $612,000, respectively, an increase of $291,000, or 47.5%. Project revenue in the Third Quarter of Fiscal 1996 was derived from 12 clients and such revenue in the Third Quarter of Fiscal 1995 was derived from 14 clients. Project revenue increased approximately $316,000, or 53.8%, to

$903,000 for the Third Quarter of Fiscal 1996 from approximately $587,000 of such revenue for the Third Quarter of Fiscal 1995. Such increase was primarily a result of the increase in the scope of projects for which the Company was engaged to perform work coupled with an increase in use among the Company's clients of digital imaging data management services in clinical trials, especially in the oncology segment. Project revenue in both the Third Quarter of Fiscal 1996 and Fiscal 1995 consisted primarily of medical image processing and digital image management services, including the databasing and regulatory submission of digital medical images and other clinical data.

     The Company's total operating expenses were approximately $843,000 in the Third Quarter of Fiscal 1996 and $934,000 in the corresponding quarter in fiscal 1995, a decrease of $91,000, or 9.7%. Such expenses in both the Third Quarter of Fiscal 1996 and Fiscal 1995 consisted primarily of general and administrative expenses, project costs and research and development expenses.

     General and administrative expenses were approximately $500,000 in the Third Quarter of Fiscal 1996. Such expenses consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, marketing, sales and investor relations expenses, corporate insurance and office rent for the 1996 and 1995 periods. The decrease in general and administrative expenses of approximately $28,000, or 5.3%, from approximately $528,000 in the corresponding fiscal 1995 quarter resulted directly and primarily from the residual effect of cost controls implemented by the Company during fiscal 1995.

     Project costs were approximately $330,000 during the Third Quarter of Fiscal 1996 and, as in the same period in fiscal 1995, were comprised of professional salaries and benefits, travel and communication expenses and allocated overhead. Project costs for the corresponding quarter in fiscal 1995 were approximately $324,000. The increase in project costs during the Third Quarter of Fiscal 1996 of approximately $6,000, or 1.9%, from the corresponding fiscal 1995 quarter was due primarily to the increase in resources applied by the Company to perform the increased scope of projects for which the Company was engaged to perform work.

     The gross margin percentage during the Third Quarter of Fiscal 1996 increased to 63.4% from 49.2% for the corresponding 1995 period. Such increase is attributable primarily to an increase in efficiency related to the performance of project-related activities.

     Research and development expenses during the Third Quarter of Fiscal 1996 were approximately $13,000. Research and development expenses during the corresponding quarter in fiscal 1995 were approximately $82,000. In each case, research and development expenses consisted of professional salaries and benefits and overhead charged to research and development projects. The decrease during the Third Quarter of Fiscal 1996 of approximately $69,000, or 84.1%, from the corresponding fiscal 1995 period resulted primarily from a decrease in external consulting fees and the capitalization of certain computer software development costs in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold,

Leased or Otherwise Marketed. The capitalized costs were $25,000 for the three months ended June 30, 1996. Research and development projects during the Third Quarter of Fiscal 1996 focused on the design and coding of image display and image analysis software, which has already reached technological feasibility. The Company also introduced a Windows compatible version of its Bio/ImageBase software during the Third Quarter of Fiscal 1996.

     Net interest income of approximately $8,000 in the Third Quarter of Fiscal 1996 resulted from interest earned on cash balances offset, in part, by interest expense incurred in conjunction with the Company's loan agreement and certain equipment lease obligations. The Company earned greater interest income in the Third Quarter of Fiscal 1996 than in the corresponding fiscal 1995 quarter due to greater cash balances.

     The Company's net income for the Third Quarter of Fiscal 1996 was approximately $68,000 as compared to a net loss of approximately $317,000 in the corresponding quarter of Fiscal 1995. The loss incurred in the Third Quarter of Fiscal 1995 resulted primarily from project revenue inadequate to support the infrastructure of the business. The Company's net income for the Third Quarter of Fiscal 1996 was attributable primarily to an increase in project-related services performed by the Company, coupled with a reduction in operating expenses resulting from cost controls implemented by the Company during Fiscal 1995.

                                    PART II

Item 6.    Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit No.    Description of Exhibit
         -----------    ----------------------

           10.1 Consulting Agreement by and between the Company and Investment Partners Capital & Management Corp. dated June 26, 1996.

           27 Financial Data Schedule, which is submitted electronically to the Securities & Exchange Commission for information only and not filed.

    (b)  Reports on Form 8-K.

           No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIO-IMAGING TECHNOLOGIES, INC.


DATE:       July 31, 1996          By:  /s/ Donald W. Lohin
                                      ----------------------
                                      Donald W. Lohin, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)

DATE:       July 31, 1996          By:  /s/ Robert J. Phillips
                                      ------------------------
                                      Robert J. Phillips,
                                      Vice President and Chief
                                      Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)