Form 10KSB
period 1996-09-30
BIO IMAGING TECHNOLOGIES INC
filed 1996-12-18
CIK 822418

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1996
                          Commission File No. 1-11182

                        BIO-IMAGING TECHNOLOGIES, INC.
             ----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     11-2872047
----------------------------------         -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

830 Bear Tavern Road, West Trenton, New Jersey                     08628-1020
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                (609) 883-2000
                         -----------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $.00025 par              Boston Stock Exchange
value per share

               Securities pursuant to Section 12(g) of the Act:

                                     None

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes:   X          No:
                            ------           ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Registrant's revenues for fiscal year ended September 30, 1996:
$3,657,320.

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $4,704,396 at November 30, 1996 based on the average bid and asked prices on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1996:

Class                                 Number of Shares
-----                                 ----------------

Common Stock, $.00025 par value           6,018,550

          Transitional Small Business Disclosure Format

                       Yes:              No:  X
                           ------           ------

     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                               TABLE OF CONTENTS
                               -----------------

            Item                                                          Page
            -----                                                         ----
PART I      1.    Business.................................................. 1
            2.    Properties................................................14
            3.    Legal Proceedings.........................................14
            4.    Submission of Matters to a Vote of Security Holders.......14

PART II     5.    Market for the Company's Common Equity and Related
                  Stockholder Matters.......................................15
            6.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................17
            7.    Financial Statements......................................21
            8.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................21

PART III    9.    Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act..............................................22
            10.   Executive Compensation....................................22
            11.   Security Ownership of Certain Beneficial Owners
                  and Management............................................22
            12.   Certain Relationships and Related Transactions............22

PART IV     13.   Exhibits, List and Reports on Form 8-K....................23

SIGNATURES..................................................................24

EXHIBIT INDEX...............................................................26

FINANCIAL STATEMENTS.......................................................F-1

                                                                          PART I



Item 1.   Business.

General

     Bio-Imaging Technologies, Inc. ("Bio-Imaging Technologies" or the "Company") is a biomedical information technology and services company that provides medical image processing, digital image management and clinical data management services and software applications to the pharmaceutical, biotechnology and medical device industries. The Company specializes in the processing and analysis of medical images and in the data-basing and regulatory submission of medical images and related text, quantitative data and document-based information from human clinical trials.

     The Company has developed proprietary procedures and software methodologies for conducting clinical studies in which medical imaging modalities, including computed tomography (CT), magnetic resonance imaging (MRI), conventional X-ray, ultrasound and digital photography, are used to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. The Company's digital image processing and computer analysis techniques enable it to visualize and measure drug or device effects that can only be detected via medical imaging. These image analysis techniques enable the Company to make highly precise measurements and biostatistical inferences about drug or device effects. The resulting data enable the Company's clients, and their regulatory reviewers (primarily the U.S. Food and Drug Administration, the "FDA") to evaluate product efficacy and safety in a more accurate and reliable manner than was previously possible.

     In addition, the Company has developed specialized computer services and software applications that enable radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format. The Company's Computer-Assisted Masked Reading ("CAMR") system offers numerous advantages over conventional film-based medical image reading systems, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations. Furthermore, the Company has developed a proprietary image database software application, called Bio/ImageBase(R), that enables the Company's clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM disks, Bio/ImageBase(R) can allow clients and their FDA medical reviewers to review medical images and other data via a familiar graphical user interface that runs on either IBM-PC compatible or Apple Power Macintosh desktop computers. The Company believes that Bio/ImageBase(R) offers the potential to decrease review time for New Drug Applications (NDAs), Product License Applications (PLAs) and Product Marketing Applications (PMAs), which could result in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices, respectively.

     Based upon increased demand among pharmaceutical and biotechnology companies for computer-based, digital-image-enabled and multimedia presentation capabilities, in October

1996, Bio-Imaging Technologies established a new business unit, the Marketing Information Services Division ("MISD"). The MISD will expand upon the Company's core medical imaging technology to provide a variety of computer-based, medical image-enabled presentation tools to client's sales and marketing organizations.

     Industry sources estimate the market for medical image-based clinical development and marketing information services to be in excess of $250,000,000 worldwide. The Company believes that it is at an early stage of market penetration and is directing its marketing and sales efforts towards those clinical development areas that have the highest current reliance upon medical imaging. These areas include oncology therapeutics and diagnostics, central nervous system therapeutics and diagnostics, anti-inflammatory/musculoskeletal therapeutics (primarily anti-arthritics) and cardiovascular therapeutics and diagnostics. These four major targets alone constitute in excess of 500 different therapeutic and diagnostic agents currently under development.

     The Company was incorporated in Delaware in 1987 under the name Wise Ventures, Inc. The Company's name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of the Company's principal executive offices is 830 Bear Tavern Road, West Trenton, New Jersey, 08628, and its telephone number is 609-883-2000.

Business Areas

     Medical Imaging Core Laboratory Services

          Bio-Imaging Technologies is a leading provider of medical imaging core laboratory services exclusively for commercial clinical development purposes. The Company's imaging core laboratory facility is located at its headquarters in New Jersey. The imaging core laboratory provides centralized image data collection, processing, analysis and archival services for clinical trials conducted worldwide. The imaging core laboratory is staffed by imaging scientists, computer engineers and certified imaging technologists in fields including CT, MRI, nuclear medicine, ultrasound and X-ray imaging. The imaging core laboratory is designed for high-volume processing of analog (film) and digital image data in a secure environment that complies with regulatory guidelines for
     clinical data management.   The imaging core laboratory is equipped with
     multiple imaging workstations and a variety of specialized peripheral devices, including disk and tape drives, large capacity data storage devices, film digitization devices and printers. All computer equipment within the imaging core laboratory and throughout the Company is connected to a high bandwidth local area network, to the Internet, and to on-line mass data storage devices.

          Imaging data are received by the core laboratory on a daily basis from clinical trial sites, typically major academic or community hospitals. The Company has developed proprietary procedures for data tracking and quality
     control that it believes to be of significant value to its clients.   Data
     may be received either as computer files stored on various optical or magnetic media, or as films, such as conventional X-rays. The Company's core laboratory contains specialized hardware and software for translation of digital data or digitization of films, so that all data can be standardized, regardless of source. The Company believes its ability to handle most commercially available image file formats is a valuable technical asset and important competitive advantage in gaining new business for multi-center clinical trials.

          The Company is able to perform production-scale image analyses on its clients' data using internally developed or specially configured software. The image analysis results derived in the core laboratory are transferred to databases that can be transmitted electronically to the Company's clients, or integrated directly into the Company's Bio/ImageBase(R) package for regulatory submission on the client's behalf. The Company is able to measure key indicators of drug efficacy in different organs and disease states. For example, the Company's imaging core laboratory experts are able to measure the size of tumors over time, to determine if a new cancer therapy is effective. Anatomical or functional (physiological) abnormalities or diseases can be measured by the Company in medical images of the brain, eyes, heart, lungs, liver, kidneys, gastrointestinal system, genitourinary system, peripheral vascular system, musculoskeletal system, skin and other organs and structures.

     Image-Based Information Management Services

          The Company provides a variety of clinical information management services and software applications designed to accommodate the unique requirements of medical image data. The amount of image data collected in a Phase III clinical trial is very substantial. Complete image files for a large study can equal tens to hundreds of gigabytes, or even terabytes, of information. Such large amounts of data present unique challenges for clinical trials and regulatory review. In particular, drug and medical device developers are now challenged with the need to acquire, collect, evaluate and submit medical image data for regulatory review. Bio-Imaging Technologies' information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials.

          The Company's CAMR system offers numerous advantages over conventional film-based medical image reading systems, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations. A typical CAMR system consists of a bank of high-resolution imaging monitors that are connected to high-capacity image storage devices and an on-line data entry system. Using this system, radiologists, oncologists, cardiologists or other medical specialists can review medical image data from clinical trials in an automated fashion. Such image reviews are often required during clinical trials to evaluate patients' response to therapy, or to determine if patients qualify to be entered into studies. The CAMR system can display all modalities of imaging data (CT, MRI, nuclear medicine, X-ray, ultrasound, photography), regardless of source equipment. In addition, the system can display either translated digital data (data originally received by the Company from hospitals in a digital format) or digitized films. By using the CAMR system to read and evaluate image data, medical specialists can achieve greater reading speed than is possible with film, and can perform evaluations in a more objective, reproducible manner. The Company has three CAMR systems at its facility, and is currently developing capabilities to conduct "remote" CAMR's at other geographic locations.

          The Company has developed a proprietary image database software application, called Bio/ImageBase(R), that enables the Company's clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM disks, Bio/ImageBase(R) can allow clients and their FDA medical reviewers to review medical images and other data via a familiar graphical user interface that runs on either IBM-PC compatible or Apple Power Macintosh desktop computers. The Company believes that Bio/ImageBase(R) offers the potential to decrease review time for New Drug Applications (NDAs), Product License Applications (PLAs) and Product Marketing Applications (PMAs), which could result in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices, respectively.

          The Company's Bio/ImageBase(R) software has been installed at several client sites and on select computer systems at the FDA. The Company has been using its Bio/ImageBase(R) software to submit medical images and related data to the FDA since mid-1993. In March 1996, Bio/ImageBase(R) was cited in the FDA's 1996 Computer-Assisted Product License Application Guidance Manual as an acceptable database for submission of imaging data. To date, the Company has completed and delivered six Bio/ImageBase(R) packages on its clients' behalf and has four additional packages in progress.

     Marketing Information Services

          In early October 1996, the Company established a new business unit, the MISD. The MISD will focus initially on development and sales of medical imaging-oriented, laptop computer-based sales and marketing support presentations and databases. The MISD will draw upon the Company's core imaging technology to provide new capabilities to clients for visual or multimedia communication of product features and benefits. Using MISD software applications, client sales personnel will be able to integrate medical imaging data from clinical trials directly into their sales and physician education presentations.

     Technical Consulting, Training and End-User Support for Medical Imaging

          The Company also provides expert technical consulting, training and end-user support services. For clinical trial projects, the Company's experts assist in imaging trials design and in the evaluation of hospital sites that will participate in studies. The Company maintains relationships with many leading academic investigators and research sites that it believes are vital to its reputation as an expert and innovator in its field. The Company also consults with clients regarding regulatory issues involved in the design, execution, analysis and submission of imaging trials. The Company believes that its knowledge of the FDA's policies, procedures and technology for submission and review of medical imaging is highly valued by its clients.

          For its Bio/ImageBase(R) packages, the Company provides computer systems consulting and integration and setup, end-user training and ongoing technical support. The Company performs these functions with both clients and client's FDA reviewers.

Target Markets

     The Company's primary target market includes pharmaceutical, biotechnology and medical device companies whose clinical development pipelines include drugs, biologics or devices that are typically evaluated by medical imaging methods. This target market includes the top 50 pharmaceutical companies as well as over 100 biotechnology companies with products currently in the clinical development pipeline.

     Classes of drugs which fall within Bio-Imaging Technologies' marketing focus include:

     Cancer Therapeutics

          Over 250 new therapies are currently under development by various pharmaceutical companies for the treatment of cancer. For solid tumor studies, medical imaging modalities including X-ray, CT and MRI, and occasionally, nuclear medicine and ultrasound, are used to determine the response of treated and untreated tumors. These medical images are evaluated by medical specialists during the course of oncology clinical trials to determine not only the extent of disease, but also changes in tumor size over time.

          Oncology clinical trials can generate substantial amounts of radiographic films that, due to their size, bulk and variety, can be inefficient to manage, costly to store and difficult to evaluate in a standardized fashion. With its digital imaging technology, Bio-Imaging Technologies is able to process medical images from oncology trials in an entirely digital format. In the case of CT, MRI or nuclear medicine data, the Company collects digital image data directly from the scanning equipment on which the images are acquired. The Company can also digitize hard-copy films output by these scanning devices, or by X-ray or ultrasound machines. Using its digital technology, the Company can perform highly accurate and reproducible measurements of tumor size. This allows for more reliable evaluations of new cancer therapies. Furthermore, with its CAMR system and Bio/ImageBase(R) software, the Company enables its clients to evaluate and submit medical images to the FDA with greater speed than is possible with film-based data, potentially reducing time-to-market for new therapies.

          In March of 1996, the FDA announced new guidelines, aimed at accelerating access to new drugs, for the review and approval of new cancer therapies. These new regulatory guidelines place greater emphasis on shrinkage of tumors as an early indicator of anti-tumor efficacy. Bio-Imaging Technologies believes that these new FDA guidelines have had a favorable impact on its business, because pharmaceutical and biotechnology companies have an increased need for specialized medical imaging services to conduct their oncology clinical trials.

     Central Nervous System

          Currently, there are over 120 drugs in development by various pharmaceutical companies for treatment of diseases and conditions of the central nervous system. Many such conditions, including ischemic stroke, multiple sclerosis, Alzheimer's Disease, Parkinson's Disease, and epilepsy, are evaluated with the aid of medical imaging. Most later-stage clinical trials for these serious and costly conditions involve the subjective or objective evaluation of medical image data.

          Bio-Imaging Technologies has become a leader in medical imaging services for the clinical evaluation of a new class of drugs, called neuroprotectants, to treat ischemic stroke. The Company has participated as the central imaging core laboratory in large, multi-center stroke trials with clinical sites throughout North America and Europe. Furthermore, Bio-Imaging, through its collaborative relationships with leading neurology researchers, is among the first academic and commercial research groups conducting stroke studies with new imaging technology called functional MRI.

          While no assurance can be made, the Company expects that its central nervous system clinical trials business should increase as more therapies progress through the research pipeline.

     Diagnostic Imaging

          Bio-Imaging Technologies has played an important role in the development of next-generation diagnostic imaging agents, including radiolabeled monoclonal antibodies, peptides and other chemical structures, and MRI and ultrasound contrast agents. The Company has conducted research projects with several companies in this area.

          The Company's experience in this area ranges from new diagnostics for gastrointestinal, abdominal, breast and brain tumor imaging, to new diagnostics for cardiovascular disease, infectious disease, peripheral vascular disease, Alzheimer's Disease and Parkinson's Disease.

     Anti-Inflammatory/Musculoskeletal

          Arthritis clinical trials include radiologic evaluation of the bones and joints to determine drug efficacy. These types of trials include many hundreds of patients, typically require several years to complete and generate thousands of X-ray films. Bio-Imaging Technologies is in the process of developing a remote version of its CAMR system that will allow rheumatologists and musculoskeletal radiologists to review digitized X-rays at their offices or homes. These remote reading systems may greatly reduce the amount of time required to evaluate images from arthritis trials, potentially accelerating study completion and reducing time-to-market.

          The Company believes that demand among arthritis drug developers for its digital imaging technology and services will increase as new classes of biotechnology-derived drugs enter and progress through the clinical development pipeline.

     Cardiovascular

          Currently, there are over 140 drugs in development by various pharmaceutical companies for the diagnosis and treatment of cardiovascular diseases and conditions, including congestive heart failure and atherosclerosis, which are evaluated with the aid of medical imaging. The Company's services can play an important role in the development of new in vivo diagnostic agents for the detection of impaired myocardial function, perfusion and metabolism, atherosclerosis, restenosis, and peripheral vascular disease as well as therapeutics to treat these conditions.

Market Trends

     The Company believes that demand for its services and technologies should grow because of a variety of favorable regulatory, technological and market trends:

     . The FDA has begun to realize the beneficial impact of its initiatives to streamline the regulatory submission and review process. The FDA is investing in new information technology and has begun the process of formulating and disseminating guidelines for submission of electronic data, including medical images. The Company expects submission of image data to be a requirement in key areas such as solid tumor oncology trials.

     . Restructuring and downsizing in the pharmaceutical industry has resulted in increased outsourcing of certain research and data management activities. Currently, over $4.6 billion in research services are outsourced to contract clinical research organizations and universities. Industry estimates place growth of outsourcing at more than 20% per year and may reach $10 billion by the year 2000.

     . The pharmaceutical industry has identified information management as a key to competitive advantage, and is investing heavily in new technology to solve data management challenges. Companies are incorporating digital images into their information infrastructure and need specialized expertise for the unique requirements of digital image data.

     . Digital technologies for image data acquisition, processing, transmission, analysis and management are rapidly penetrating the radiology community.

     . New classes of drugs to treat conditions traditionally evaluated by imaging (e.g. oncology, stroke) are entering or progressing through the clinical development pipeline, leading to increased demand for medical-imaging-related services.

     . The biotechnology drug development pipeline is maturing. Consequently, more biologics are entering or progressing through the clinical development process, leading to an increased demand for medical imaging-related research services.

Research and Development

     The Company's research and development efforts are focused on a variety of inter-related services and products geared toward the evolving needs of the clinical development marketplace.

     Increases in microprocessor speed, data storage capacity and imaging hardware performance are driving the gradual changeover of medical imaging from film-based to digital data. Related improvements in software performance, network bandwidth and telecommunications technology have created entirely new products and services for the transmission of medical image data within local areas or over long distances. Bio-Imaging Technologies anticipates that many of the positive changes that these new imaging technologies are bringing to the healthcare system in general will have a particularly important impact on the drug and medical device development process. This impact may be especially important in the area of clinical information management.

     Drawing upon its core medical imaging technology and clinical development expertise, Bio-Imaging Technology is developing services and software tools that will enable client companies to manage, integrate and evaluate their data in more useful and meaningful ways. As a common theme throughout its research and development efforts, the Company is drawing upon the power of computers and medical imaging to communicate complex clinical information visually. As a central tenet of its research and development efforts, the Company pursues opportunities that are strongly related to its current business and which are clearly supported by current client demand.

     In 1996, the Company successfully developed an IBM-PC compatible version of its Bio/ImageBase(R) software, thereby extending this important product to the dominant computer platform and operating system in the pharmaceutical industry, but also reducing its reliance on the Apple MacIntosh computer platform. However, the Company will continue to support the Apple platform for its existing customer base. In addition, in 1996, the Company successfully introduced image analysis and display software that enables the Company's imaging core laboratory to manage and display images on a common software platform. It is used in image quality control, lesion quantitation and as an image display engine for CAMR's and Bio/ImageBase(R) software for existing and prospective clients. The software contains a variety of quantitative analysis techniques for stoke and tumor measurements. This new software will also contribute to continued improvements in operating efficiency and reductions in time required for operator training. Also in 1996, the Company commenced the first stage of development of new software to be marketed by its MISD. Demonstration versions of this software are now being evaluated through presentations to prospective clients. During the fiscal years ended September 30, 1996 and 1995, the Company spent approximately $134,000 and $285,000, respectively, on research and development activities.

     In 1997, the Company will expand its development efforts to encompass a broader range of information management, data-basing and networking capabilities for the linkage of clinical-trials-related medical images to other clinical data. The Company plans to develop open compatibility between its Bio/ImageBase(R) applications and certain industry-standard databases.

Furthermore, the Company is developing plans for networkable Bio/ImageBase(R) software as a natural evolution of the current desktop computer CD-ROM version. The Company is also investing in Internet and World Wide Web infrastructure and development tools both to enable the transfer of certain corporate functions to the Web, as well as to develop medical imaging-related products and services for the Internet.

Patents, Trade Secrets and Licenses

     Proprietary protection for the Company's computer-imaging programs, processes and know-how is important to its business. The Company relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. To date, the Company has sought trademark and copyright protection for certain computer software programs and is seeking patent protection for its other proprietary technology where applicable. Bio-Imaging Technologies requires all employees, consultants and contractors to execute confidential disclosure agreements as a condition of engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of trade secret information. In addition, to the extent the Company relies on trade secrets and know-how to maintain its competitive technological position, there can be no assurance that others may not develop independently the same or similar techniques.

Government Regulation

     The research and development, manufacture and marketing of drugs and medical devices are subject to stringent regulation by the FDA in the United States and by comparable authorities in other countries. In addition, regulations imposed by other federal agencies, as well as state and local authorities, may impact such research and development, manufacture and marketing.

     The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of drugs and medical devices. These procedures and safety standards include, among other things, the completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or device for its recommended conditions or use. The Company advises its clients in the execution of clinical trials and other drug and device developmental tasks. The Company does not administer drugs to or utilize medical devices on patients.

     The success of the Company's business is dependent upon acceptance by the FDA and other regulatory authorities which review the data and analyses generated by the Company's imaging techniques in the evaluation of the safety and efficacy of new drugs and devices. The FDA has accepted the data and analyses generated by the Company's imaging techniques to date. The FDA has formal guidelines which encourage the use of "surrogate measures," through submission of digital image data, for evaluation of drugs to treat life-threatening or debilitating conditions. There can be no assurance, however, that the FDA or other regulatory authorities will accept the data or analyses generated by the Company in the future and, even assuming acceptance, there can be no assurance that the FDA or other regulatory authorities will not require the application of imaging techniques to numbers of patients and over time periods substantially similar to those required of traditional safety and efficacy techniques.

     Clinical trials usually involve the administration of a drug to, or the use of a device on or by, patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. The Company assists its clients in primarily Phases I-III of drug and device development. The safety and efficacy results of product development, preclinical studies and clinical studies are submitted to the FDA as part of the approval process for the marketing of a drug or medical device. Sales of drugs and medical devices outside the United States are subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products. The requirements may vary widely from country to country, but FDA requirements generally are the most stringent world-wide, and data acceptable to the FDA generally is acceptable to regulatory authorities outside of the United States.

     Recent changes in the FDA's policy for the evaluation of therapeutic oncology agents can have a positive impact on the time to market of such therapeutics. According to the new guidelines announced on March 29, 1996, approval times for new cancer therapies can be shortened if evidence of tumor shrinkage is verifiable and demonstrable through the use of objective "photographic" measurement techniques. These new guidelines place much greater reliance on the use of medical image data to demonstrate objective tumor shrinkage. The volume and complexity of medical image data that must be acquired, analyzed, and entered into databases for oncology clinical trials requires the expertise of professionals experienced in the management and submission of medical imaging data to the FDA. The Company believes the FDAs initiatives to streamline and accelerate the submission and review process of therapeutic oncology agents may have a favorable impact on the Company's business.

     The Company believes that its ability to achieve continued and sustainable growth will be materially dependent upon, among other factors, the continued stringent enforcement of the comprehensive regulatory framework by various government agencies. Any significant change in these regulatory requirements or the enforcement thereof, especially relaxation of standards, could adversely affect the Company's prospects.

Competition

     As a favorable sign of growth in the clinical trials-related medical imaging services business, the Company has experienced an increase in competition from its traditional competitors, academic research centers, and new commercial competitors. To date, the Company's primary competition is still limited to academically-oriented imaging laboratories. These include laboratories of certain Harvard-affiliated hospitals, the University of California-affiliated hospitals and other premier medical institutions. In the commercial arena, conventional contract clinical research organizations (CROs) compete for medical imaging-related business, and certain CROs are believed to have developed capabilities to provide film digitization services. However, the Company does not believe that CROs can attain the required level of technology, expertise and experience in the short run to compete on equal footing with either Bio-Imaging Technologies or the academic imaging laboratories. In the past year, the Company has become aware of at least one new direct commercial competitor.

     Competition in the Company's industry is based primarily upon price, service, quality, professional reputation and technology. Although the Company uses technology presently unavailable to its competitors which management believes differentiates the Company in many respects from them, many of the Company's competitors are substantially larger than the Company, and have greater resources, including more extensive facilities, greater capital resources and equipment, larger staffs and the ability to offer a broader range of services than the Company. There can be no assurance that the Company's competitors or clients will not develop and utilize technology similar or superior to that utilized by the Company. Any such competition could have a material adverse impact on the Company. The Company's competitive position also depends upon its ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how.

     As part of its overall strategy, Bio-Imaging Technologies will monitor competitive developments and will evaluate appropriate defensive tactics, strategic partnering opportunities or acquisition opportunities. While the Company has entertained certain strategic partnering discussions, it has no specific acquisition plans at this time.

Marketing

     Bio-Imaging Technologies markets its services and software products directly to its target market through its business development staff. At the present time, the Company believes that the complexity of its technology and applications requires the use of a dedicated sales force. The Company's business development staff consists of a V.P., Business Development, a Director of Client Technical Services, a Manager of Client Technical Services and a Manager, Business Development. Recently, the newly created position of Senior V.P., General Manager of the MISD was created and filled by a senior marketing executive. The Company's selling efforts are focused on North America and Western Europe. Due to the geographic concentration of the Company's pharmaceutical and biotechnology targets, selling efforts are largely confined to the Northeast, certain cities in the Midwest and South-Central U.S., and biotechnology "hotbeds" in Northern California, Southern California and the Northwest. The Company's European sales efforts are largely concentrated in the U.K., Switzerland and Germany. Sales efforts currently are directed from the Company's headquarters in New Jersey. The Company anticipates beginning European-based sales efforts in 1997. The Company also anticipates adding to its sales force to support the launch of the MISD's software product in 1997.

     In mid-1996, the Company launched a major marketing and sales initiative directed at developers of new cancer therapies. Following closely after the FDA's March 1996 announcement of its new guidelines for accelerated review and approval of new cancer treatments, the Company's oncology business development initiative included a targeted direct mail and telemarketing campaign, followed by individual sales calls and presentation to target companies. To date, this initiative has resulted in a significant increase in new client inquiries, sales leads and new contracts.

     In 1997, the Company expects to launch other business development initiatives targeted at potential clients in its major service areas. The Company also expects to begin marketing via its own World Wide Web site.

     The Company will evaluate appropriate co-marketing activities to augment its own business development efforts. In 1996, the Company terminated a co-marketing agreement with Corning Besselaar, a large CRO. The Company believes that its termination of this co-marketing agreement had no negative impact on its sales efforts, and that the highly specialized nature of its business will continue to require a dedicated sales force under Company control.

Existing Contracts and Proposals

     As of October 31, 1996, the Company had entered into contracts with 14 companies to provide services in the aggregate amount of approximately $5,926,000 through March 1998, of which approximately $3,108,000 remains to be completed. In addition, as of October 31, 1996, the Company had submitted written proposals for contracts which had not yet been accepted or rejected by the potential clients calling for gross payments to the Company of approximately $4,491,000. No assurance can be given that any of these proposals will be accepted and, if accepted, whether the projects contemplated thereby will be completed and payments thereunder made. Contracts are terminable by the Company's clients at any time and for any reason. Factors considered by the Company to determine the fees charged to its clients include the complexity, magnitude and scope of the project, the cost of developing new imaging technology, if necessary, and the quality of the images to be analyzed.

Significant Clients

     During fiscal 1996, three clients accounted for approximately 52% of the Company's consolidated project revenue. Such clients individually made up approximately 22%, 18% and 12% of such revenue. These contracts are terminable by the Company's clients at any time and for any reason. Loss of any of these clients or a reduction in services provided to these clients could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

     As of September 30, 1996, the Company had 24 full-time employees, three of whom are officers of the Company.

     Of the Company's full-time employees as of September 30, 1996, five were engaged in sales and marketing, 15 were engaged in client related projects and in-house research and development and four were engaged in administration and management. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical device companies. Bio-Imaging Technologies believes that it has been successful in attracting skilled and experienced personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by collective bargaining agreements and the Company has experienced low turnover among its employees. All of the Company's employees are covered by confidentiality and non-competition agreements. The Company cannot provide assurances as to the enforceability of such agreements. Bio-Imaging Technologies has entered into employment contracts with certain of its key officers. See "Item 10. Executive Compensation." Bio-Imaging Technologies considers relations with its employees to be good.

     Rex D. Bright resigned as Interim President and Chief Executive Officer and Director of the Company on January 31, 1996 upon the successful recruitment and employment by the Company of Donald W. Lohin, President and Chief Executive Officer. Mr. Lohin commenced his employment with the Company on January 31, 1996 and was duly elected to the Company's Board of Directors by the Board pursuant to the Company's By-laws on such date.

Item 2.   Properties.

     The Company leases approximately 9,100 square feet of office space in a building located at 830 Bear Tavern Road, West Trenton, New Jersey. The lease expires November 30, 1998 and provides for a base rent of approximately $9,400 per month through November 30, 1998. The lease may be terminated on November 30, 1997 at the Company's option. With the exception of the Company's proposed operations in Europe, the Company believes that these facilities will be adequate for its needs for the foreseeable future.

Item 3.   Legal Proceedings.

     There is no material litigation pending to which the Company is a party or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                    PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters.

     Prior to June 1992, there was no established market for the Company's securities which were traded on the over-the-counter market. Trades were reported in the "pink sheets" by the National Quotation Bureau, Inc. On June 18, 1992, the Company registered and offered for sale 1,000,000 Units each consisting of one share of Common Stock and one Class G Warrant which entitled the holder to purchase, during the four-year period which commenced June 18, 1992, one share of the Company's Common Stock at an exercise price of $5.50 per share. In accordance with their terms, the Class G Warrants expired unexercised in June 1996.

     Since June 18, 1992, the Common Stock has been traded on the Nasdaq SmallCap Market under the symbol BITI.

     The following table sets forth the high and low sales bid quotations for the Common Stock for each of the quarters since the quarter ended December 31, 1994 as reported on the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

           Quarter                              Common
            Ended                                Stock
            -----                                -----
                                            High       Low
                                            ----       ---
           December 31, 1994               $ 1.25     $0.594
           March 31, 1995                    1.0       0.563
           June 30, 1995                     0.938     0.50
           September 30, 1995                1.0       0.625
           December 31, 1995                 0.875     0.50
           March 31, 1996                    0.875     0.50
           June 30, 1996                     1.75      0.50
           September 30, 1996                1.313     0.938

     Since June 18, 1992, the Common Stock also has been listed on the Boston Stock Exchange ("BSE") under the symbol BIT.

     The following table sets forth the high ask and low bid quotations for the Common Stock for each of the quarters since the quarter ended December 31, 1994 as reported on the BSE.

           Quarter                              Common
            Ended                                Stock
            -----                                -----
                                            High       Low
                                            ----       ---

           December 31, 1994                $ 1.375    $ 0.375
           March 31, 1995                     1.25       0.25
           June 30, 1995                      1.125      0.50
           September 30, 1995                 1.125      0.25
           December 31, 1995                  1.125      0.50
           March 31, 1996                     0.875      0.50
           June 30, 1996                      1.688      0.50
           September 30, 1996                 1.438      0.813

     As of October 31, 1996, the approximate number of holders of record of the Common Stock was 109 and the approximate number of beneficial holders of the Common Stock was 914.

     On August 29, 1995, the Company received notice from the Nasdaq Stock Market, Inc. dated August 22, 1995 that the Company was not in compliance with the minimum bid price requirement or the alternative minimum capital and surplus requirement of the Nasdaq SmallCap Market. The Company was granted a hearing to determine whether a temporary exception to the listing criteria was warranted. Such hearing was held on January 3, 1996. At that time, the Nasdaq Listing Qualification Committee of the Nasdaq Stock Market, Inc. ("Nasdaq") granted a temporary exception to such criteria and placed the Company's publicly-traded securities on a conditional listing status. The Company filed documentation with the Securities and Exchange Commission and with Nasdaq on January 31, 1996 which evidenced compliance with the alternative minimum bid price criteria. Nasdaq subsequently informed the Company that, effective February 7, 1996, the Company's publicly-traded securities would continue to be listed on the Nasdaq SmallCap Market on an unconditional basis.

     There can be no assurance, however, that the Company will, in subsequent periods, be able to continue to meet or maintain the Nasdaq criteria for continued listing. Nasdaq currently is proposing more stringent criteria for continued listing on the Nasdaq SmallCap Market. In the event the Company fails to meet or maintain the current or proposed listing criteria in the future, the Company's securities could cease to be quoted and traded on the Nasdaq SmallCap Market. In such event, it is expected that such securities would continue to be quoted and traded in the over-the-counter market or on the OTC Bulletin Board. However, the marketability of the Company's securities would be negatively impacted. A decrease in the marketability of such securities could potentially cause a decrease in the value of such securities. The rights of the Company's stockholders would not be affected by delisting from the Nasdaq SmallCap Market.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize will be retained to finance the growth of the Company. However, the Company's issued and outstanding shares of Series A Preferred Stock provide the holders thereof to certain dividends rights. Such holders are entitled to receive cumulative dividends, in an annual amount per share equal to 8.0% of the preferential amount, as defined in the Company's certificate of designation (currently the preferential amount is $1.20 and the annual dividend per share of outstanding Series A Preferred Stock is $0.096). Such preferential amount may from time to time be adjusted in certain circumstances. In November 1996, the Company paid to the holders of its Series A Preferred Stock an aggregate dividend of $21,222 which amount represented accrued but unpaid dividends from the date of issuance through June 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At September 30, 1996, the Company had cash and cash equivalents of approximately $1,438,000, including $60,000 of cash restricted pursuant to the terms of collateral pledge agreements described below, and including the net proceeds received by the Company upon the consummation of the transaction with Investment Partners of America, L.P. ("IPA") on December 21, 1995. On December 8, 1995, the Company executed a purchase agreement (the "Purchase Agreement") pursuant to which IPA agreed to purchase and the Company agreed to issue and sell a minimum of 625,000 and a maximum of 1,250,000 units (each, a "Unit") at a purchase price of $1.20 per Unit, each Unit consisting of (i) one share of Series A Convertible Voting Preferred Stock, $.00025 par value per share (the "Preferred Stock"), convertible into Common Stock of the Company on a one share for one share basis; (ii) one five-year Class A Warrant (the "Class A Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $1.50 per share; and (iii) one five-year Class B Warrant (the "Class B Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $2.50 per share. Each of the Class A Warrants and Class B Warrants underlying the Units is exercisable for a period of five years from the issuance date. An initial closing was held with IPA on December 21, 1995, at which time 416,667 Units were sold, resulting in net proceeds to the Company of $433,333, after aggregate closing costs of approximately $66,667. The Company subsequently determined on June 26, 1996 that there would be no further issuances of Units under the Purchase Agreement and terminated such Purchase Agreement. In connection therewith, the Company issued to Investment Partners, Inc. ("IPI") Class C Warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.05 per share and entered into a two-year consulting agreement (the "Consulting Agreement") with Investment Partners Capital & Management Corp. ("IPCM") pursuant to which IPCM agreed to render to the

Company product/market development and financial consulting services. Upon execution of the Consulting Agreement, the Company was required to pay IPCM a non-refundable amount of $30,000 and IPI's legal fees of $8,333. Such Consulting Agreement is terminable at any time and upon notice by the Company.

     On October 13, 1994, the Company issued and sold to Corning Pharmaceutical Services Inc. ("CPS") (i) 2,355,000 shares of Common Stock and (ii) a warrant to purchase 250,000 shares of Common Stock with an initial exercise price of $1.25 per share and a warrant to purchase 250,000 shares of Common Stock with an initial exercise price of $1.50 per share (the "Warrants") for an aggregate purchase price of $1,819,500. The Company received a cash payment of $1,212,925 in partial payment of the purchase price on October 13, 1994. In addition, as further payment of the purchase price, CPS discharged a loan which was made by CPS to the Company on August 26, 1994, which consisted of $500,000 of principal plus $6,575 of interest due, and canceled the promissory note evidencing the loan. The preferred stock warrant previously issued to CPS in connection with such loan also was canceled by its terms.

     On February 7, 1995, CPS paid the remaining $100,000 of the aggregate purchase price to complete the foregoing transaction with CPS. In addition, Corning Besselaar paid an exclusivity fee of $300,000 under the previously executed Co-Marketing Agreement between Corning Besselaar and the Company. Such payments became due once both stockholder approval of a proposal and the requisite filing of an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 10,000,000 to 18,000,000 shares was obtained and completed in January 1995. The Co-Marketing Agreement was terminated by the Company, in accordance with its terms, as of December 31, 1995 because certain revenue targets were not achieved.

     Working capital at September 30, 1996, was approximately $1,260,000.

     The Company had, as of September 30, 1996, invested approximately $2,774,000 in capital and leasehold improvements, of which approximately $565,000 had been funded through capital leases. In April 1993, the Company entered into a loan relating to certain capital equipment whereby it borrowed $400,000 and gave the lender a security interest in such capital equipment. Pursuant to the transaction, the Company agreed to pay the amount borrowed, with interest, in thirty-six monthly installments of $12,800 each. The monthly payments commenced in May 1993 and ended in April 1996. The Company's obligations under the agreement were collateralized by the related equipment through April 1996. In April 1994, May and August 1995 and May 1996, the Company invested $103,000, $52,000 and $179,000, and $59,000, respectively, in capital improvements funded through capital leases. Pursuant to collateral pledge agreements, the Company's obligations under such capital leases were collateralized by two certificates of deposit of equal amounts in the face amount of $60,000. In April 1996, one of the two certificates of deposit matured and was released to the Company. The other certificate of deposit, which is scheduled to mature in March 1997, was held as collateral for obligations under a new capital lease entered into by the Company in November 1996. The Company currently anticipates that capital expenditures for additional networking and data storage technology during its next fiscal year will approximate $750,000. Such expenditures may be financed through capital leases.

     The Company anticipates that its cash as at September 30, 1996 will be sufficient to fund working capital needs and capital requirements through fiscal 1997.

Results of Operations

     The Company attributes its improved performance for fiscal 1996 primarily to the increase in project revenue. The Company believes that demand for its services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. In addition, the FDA is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic imaging agents, should generate large amounts of image data that will require processing, analysis, data management and submission services. There can be no assurance, however, that demand for the Company's services and technologies will experience continued or sustainable growth or that additional revenue generating opportunities will be realized by the Company.

     During fiscal 1996, the Company signed approximately $5,754,000 in new project contracts which are expected to produce project revenues in the ensuing 24 month period. Such contracts are subject to termination by the Company or its clients for any reason and, therefore, revenue generated by the Company may not meet initial contract values.

     This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Such risks include, but are not limited to, market acceptance of the Company's current and planned products and services, decisions made by the FDA, the Company's ability to hire and retain qualified employees, and the fact that project contracts may be terminated by the Company's clients at any time and for any reason. The Company's actual results may differ materially from the results discussed in such forward-looking statements.

     Years Ended September 30, 1995 and 1996
     ---------------------------------------

     Total project revenue for the years ended September 30, 1995 and 1996 was approximately $2,625,000 and $3,657,000, respectively, an increase of approximately $1,032,000, or 39%. Project revenue in fiscal 1995 was derived from 28 clients and revenue in fiscal 1996 was derived from 20 clients. Revenue for the year ended September 30, 1996 was higher than revenue for the year ended September 30, 1995 as a result of the increase in the scope of projects for which the Company was engaged to perform work. The Company's scope of work ranged from up-front consulting and site administrative tasks to imaging core laboratory activities. In addition, especially during the third and fourth quarters of fiscal 1996, the Company completed a higher volume of work on several projects which encompassed high revenue tasks, including computer-assisted masked readings and the digital management of medical imaging data. In general, project revenue for the year ended September 30, 1996 consisted primarily of medical image processing and analysis and image data management services, including computer-assisted masked readings and the data-basing and regulatory submission of digital medical images and related clinical data.

     The Company's total operating expenses were approximately $3,358,000 in fiscal 1995 and $3,300,000 in fiscal 1996, a modest decrease of approximately $58,000, or 2%. The decrease resulted primarily from a decrease in research and development expenses. The expenses during the years ended September 30, 1995 and 1996 consisted primarily of general and administrative expenses, project costs, and research and development costs. The Company also incurred a one-time charge of approximately $205,000 in severance costs during fiscal 1995.

     General and administrative expenses of approximately $1,882,000 during the year ended September 30, 1996 resulted primarily from professional salaries and benefits, depreciation and amortization, professional and consulting services, sales, marketing and investor relations expenses, office rent and corporate insurance. Such expenses remained relatively constant. General and administrative expenses during the year ended September 30, 1995, were approximately $1,878,000.

     Project costs of approximately $1,284,000 during the year ended September 30, 1996 were comprised of professional salaries and benefits, travel and communication expenses and overhead allocated to client projects. Project costs for fiscal 1995 were approximately $1,194,000. The increase during the year ended September 30, 1996, of approximately $90,000, or 8%, from fiscal 1995, resulted primarily from the increase in project revenue.

     The gross margin percentages during the year ended September 30, 1996 increased to 65% from 55% for the year ended September 30, 1995. Such increase is attributable primarily to an increase in efficiency related to the performance of project-related activities coupled with revenue generated from a mix of products and services which yield higher gross margins.

     Research and development expenses during the year ended September 30, 1995 and 1996, were approximately $285,000 and $134,000, respectively. Research and development expenses consisted of professional salaries and benefits and consulting fees charged to research and development projects. The decrease in such expenses during the year ended September 30, 1996 of approximately $151,000, or 53%, from fiscal 1995, resulted primarily from the capitalization of certain computer software development costs in accordance with SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalized costs were approximately $100,000 for the year ended September 30, 1996. Research and development projects during the year ended September 30, 1996 focused on the conceptual formulation, design, testing and modification of new products and process alternatives. The Company also introduced an IBM-PC compatible version of its Bio/ImageBase(R) software during fiscal 1996.

     Net interest income of approximately $25,000 during the year ended September 30, 1996, resulted from interest earned on cash balances, offset in part by interest expense incurred in conjunction with the Company's loan agreement and certain equipment lease obligations. The increase in interest income during fiscal 1996 was due to higher cash balances maintained throughout the year. Net interest income was approximately $13,000 in fiscal 1995.

     The Company's net income for the year ended September 30, 1996 was approximately $382,000 as compared to a net loss of approximately $925,000 in fiscal 1995. The Company's net income for fiscal 1996 resulted primarily from an increase in project-related services performed by the Company. The loss incurred in the year ended September 30, 1995 was due primarily to project revenue which was inadequate to support the infrastructure of the business.

Item 7.   Financial Statements.

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 10.  Executive Compensation.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.  Certain Relationships and Related Transactions.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                    PART IV

Item 13.  Exhibits, List, and Reports on Form 8-K.

     (a)  (1)    Financial Statements.

          Reference is made to the Index to Financial Statements on Page F-1.

     (a)  (2)    Financial Statement Schedules.

          None.

     (a)  (3)    Exhibits.

          Reference is made to the Index to Exhibits on Page 26.

          (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of December, 1996.

                                 BIO-IMAGING TECHNOLOGIES, INC.

                                 By: /s/Donald W. Lohin
                                    -------------------------
                                 Donald W. Lohin, President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                    Date
---------                               -----                                    ----
/s/ Donald W. Lohin                     President and Chief                      December 18, 1996
-------------------------------         Executive Officer and Director
Donald W. Lohin                         (principal executive
                                        officer)

/s/ James J. Conklin, M.D.              Chairman of the                          December 18, 1996
-------------------------------         Board, Chief
James J. Conklin, M.D.                  Scientific Officer
                                        and Director

/s/ Robert J. Phillips                  Vice President and Chief                 December 18, 1996
-------------------------------         Financial Officer
Robert J. Phillips                      (principal financial and
                                        accounting officer)

/s/ Jeffrey H. Berg, Ph.D               Director                                 December 18, 1996
-------------------------------
Jeffrey H. Berg, Ph.D.

/s/ Harris Koffer, Pharm.D.             Director                                 December 18, 1996
-------------------------------
Harris Koffer, Pharm.D.

/s/ Charles C. Harwood, Jr.             Director                                 December 18, 1996
-------------------------------
Charles C. Harwood, Jr.

/s/ Jeffrey S. Hurwitz, Esq.            Director                                 December 18, 1996
-------------------------------
Jeffrey S. Hurwitz, Esq.

/s/ James A. Taylor, Ph.D.              Director                                 December 18, 1996
-------------------------------
James A. Taylor, Ph.D.

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY


                                                                        CONTENTS
================================================================================


  Independent Auditor's Report                                   F-2


  Consolidated Financial Statements:

     Balance Sheet                                               F-3
     Statement of Operations                                     F-4
     Statement of Stockholders' Equity                           F-5
     Statement of Cash Flows                                     F-6
     Notes to Consolidated Financial Statements               F-7 - F-14

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Bio-Imaging Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Bio-Imaging Technologies, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

October 9, 1996

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

===============================================================================================================

September 30,                                                                              1996            1995
---------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
 Cash and cash equivalents (Note 1)                                                 $ 1,377,633     $   704,684
 Restricted cash (Note 4)                                                                60,000         120,000
 Accounts receivable, net of allowance for doubtful accounts
  of $60,000 and $25,000 in 1996 and 1995, respectively (Notes 1 and 8)                 879,183         497,866
 Prepaid expenses and other current assets                                               12,460          40,465
---------------------------------------------------------------------------------------------------------------
     Total current assets                                                             2,329,276       1,363,015

Property and Equipment, net (Notes 1, 2 and 4)                                        1,198,943       1,272,982

Deferred Income Tax Asset, net of valuation allowance of
 $2,100,000 and $2,300,000 in 1996 and 1995, respectively (Note 9)                            -               -

Other Assets                                                                              5,852           8,187
---------------------------------------------------------------------------------------------------------------
     Total Assets                                                                   $ 3,534,071     $ 2,644,184
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Deferred revenue (Note 1)                                                          $   635,562     $   654,833
 Accounts payable                                                                        74,180          85,384
 Accrued expenses and other current liabilities (Note 3)                                268,000         124,438
 Current maturities of long-term debt (Note 4)                                           91,382         180,043
---------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        1,069,124       1,044,698

Long-term Debt (Note 4)                                                                  99,878         139,224
---------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                1,169,002       1,183,922
---------------------------------------------------------------------------------------------------------------
Commitments (Note 7)

Stockholders' Equity (Note 6):
 Preferred stock - $.00025 par value; authorized 3,000,000
  shares, issued 416,667 shares in 1996 ($500,000 liquidation preference)                   104               -
 Common stock - $.00025 par value; authorized 18,000,000
  shares, issued and outstanding 5,968,550 and 5,889,350
  shares in 1996 and 1995, respectively                                                   1,493           1,473
 Additional paid-in capital                                                           7,739,688       7,217,129
 Accumulated deficit                                                                 (5,376,216)     (5,758,340)
---------------------------------------------------------------------------------------------------------------
     Stockholders' equity                                                             2,365,069       1,460,262
---------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                                     $ 3,534,071     $ 2,644,184
===============================================================================================================


                                  See Notes to Consolidated Financial Statements

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF OPERATIONS

========================================================================================

Year ended September 30,                                             1996           1995
----------------------------------------------------------------------------------------

Project revenue (Notes 1 and 8)                                $3,657,320     $2,624,830

Project costs                                                   1,284,180      1,193,818
----------------------------------------------------------------------------------------

Gross profit                                                    2,373,140      1,431,012

General and administrative expenses                             1,882,068      1,878,477

Research and development expenses                                 133,766        285,354
----------------------------------------------------------------------------------------

Income (loss) from operations                                     357,306       (732,819)

Interest income                                                    48,514         39,914

Interest expense (Notes 4 and 6)                                  (23,696)       (26,915)

Severance costs (Note 7)                                                -       (205,015)
----------------------------------------------------------------------------------------
Net income (loss)                                                 382,124       (924,835)

Dividends on preferred stock (Note 6)                              31,038              -
----------------------------------------------------------------------------------------

Net income (loss) applicable to common stock                   $  351,086     $ (924,835)
========================================================================================

Net income (loss) per common share (Note 1)                          $.06          $(.16)
========================================================================================

Weighted average number of common and common equivalent
 shares outstanding (Note 1)                                    6,183,735      5,725,290
========================================================================================

                                  See Notes to Consolidated Financial Statements

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

==================================================================================================================================
                                                                                                                           (Note 6)
                                                                                       Additional
                                              Preferred Stock       Common Stock        Paid-in      Accumulated      Stockholders'
                                             Shares     Amount    Shares     Amount     Capital        Deficit           Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994                  -          -      3,484,350   $  871    $5,262,581     $(4,833,505)      $  429,947

Issuance of common stock through
 private placement transaction                 -          -      2,355,000      589     1,728,911           -            1,729,500

Issuance of common stock pursuant
 to terms of license agreement                 -          -         50,000       13        56,237           -               56,250

Issuance of treasury stock to employees'
 savings plan (Note 7)                         -          -          -          -         169,400           -              169,400

Net loss                                       -          -          -          -                        (924,835)        (924,835)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                  -          -      5,889,350    1,473     7,217,129      (5,758,340)       1,460,262

Issuance of preferred stock through
 private placement transaction (Note 6)     416,667      $104        -          -         433,229           -              433,333

Stock options exercised (Note 6)               -          -         14,200        4        14,446           -               14,450

Issuance of common stock to employees'
 savings plan (Note 7)                         -          -         65,000       16        74,884           -               74,900

Net income                                     -          -          -          -           -             382,124          382,124
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996               416,667      $104    5,968,550   $1,493    $7,739,688     $(5,376,216)      $2,365,069
==================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

=============================================================================================================

Year ended September 30,                                                                  1996           1995
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                                 $  382,124     $ (924,835)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                      533,773        434,632
    Provision for (reduction of) losses on accounts receivable                          35,000        (25,000)
    Stock issued for licensing agreement (Note 6)                                            -         56,250
    Stock contribution to employees' savings plan (Note 7)                              74,900         84,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                 (416,317)      (125,465)
      Decrease (increase) in prepaid expenses and other current assets                  28,005        (19,440)
      Decrease in other assets                                                           2,335         75,807
      Decrease (increase) in deferred revenue                                          (19,271)       280,659
      Decrease in accounts payable                                                     (11,204)       (46,791)
      Increase (decrease) in accrued expenses and other current liabilities            143,562       (278,614)
-------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                            752,907       (488,797)
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                 (400,353)      (315,069)
  Decrease in restricted cash                                                           60,000         40,000
-------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                         (340,353)      (275,069)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of loan payable                                                            (86,852)      (138,247)
  Repayment of capital contribution in advance of common stock sale (Note 5)                 -       (500,000)
  Payments under equipment lease obligations                                          (100,536)       (62,244)
  Repayment of debentures                                                                    -       (150,000)
  Net proceeds from private placement of preferred stock (Note 6)                      433,333      1,729,500
  Proceeds from exercise of stock options                                               14,450              -
-------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                      260,395        879,009
-------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                              672,949        115,143

Cash and cash equivalents at beginning of year                                         704,684        589,541
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $1,377,633     $  704,684
=============================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                            $   23,696     $   40,946
=============================================================================================================

Supplemental schedule of noncash investing and financing activities:

  Equipment purchased under capital lease obligations                               $   59,381     $  214,925
=============================================================================================================

                                  See Notes to Consolidated Financial Statements

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.  PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES:

Bio-Imaging Technologies, Inc. ("BIT") is a biomedical information technology and services company that provides medical image processing, digital image management and clinical data management services and software applications to the pharmaceutical, biotechnology and medical device industries. BIT specializes in the processing and analysis of medical images and in the data-basing and regulatory submission of medical images and related text, quantitative data and document-based information from human clinical trials.

The accompanying consolidated financial statements include the accounts of BIT and its wholly owned subsidiary, Oxford Bio-Imaging Research, Inc. (collectively referred to as the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

Project revenue is recognized when services are performed and the related costs are incurred. Deferred revenue is recorded when cash is received prior to the performance of services. Unbilled receivables are billed upon the completion of milestones as defined in specific contracts. Accounts receivable include approximately $647,000 and $71,000 of unbilled receivables at September 30, 1996 and 1995, respectively.

The Company capitalizes software development costs after technological feasibility has been determined and ceases capitalization at such time as the end product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. At September 30, 1996, management has estimated an economic useful life of 30 months and is amortizing these costs on a straight-line basis over this period. The amortization period is reviewed annually by management.

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the related lease term.

Net income (loss) per common share is calculated based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. For the years ended September 30, 1996 and 1995, the weighted average number of common and common equivalent shares amounted to 6,183,735 and 5,725,290, respectively. The calculation of loss per share in 1995 excludes all options and warrants from the calculation of the weighted average number of shares outstanding since their inclusion would have had an antidilutive effect.

The Company maintains substantially all of its cash in one financial institution. To the extent that such cash exceeds the maximum insurance level, it is uninsured.

The Company has defined cash equivalents as highly liquid investments with an original maturity of three months or less.

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the use of estimates by management.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-based Compensation, which is effective for financial statements with fiscal years beginning after December 15, 1995. Management has not determined the effect, if any, the adoption of SFAS No. 123 will have on its financial position or results of operations.

2.  PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:


                                                                Estimated
September 30,                           1996         1995      Useful Life
--------------------------------------------------------------------------

Imaging equipment                 $2,026,010   $1,737,643          5 years
Equipment under capital leases       565,319      505,938          5 years
Furniture and fixtures               131,471      127,421          7 years
Leasehold improvements                50,843       42,907    Term of lease
Computer software costs              100,000         -           30 months
--------------------------------------------------------------------------
                                   2,873,643    2,413,909
Less accumulated depreciation
 and amortization                  1,674,700    1,140,927
--------------------------------------------------------------------------
                                  $1,198,943   $1,272,982
==========================================================================

Accumulated depreciation related to equipment acquired under capital leases amounted to approximately $288,000 and $182,000 at September 30, 1996 and 1995, respectively.

Accumulated amortization related to computer software costs amounted to approximately $17,000 and $ - 0 - at September 30, 1996 and 1995, respectively.


3.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consist of the following:


September 30,                                         1996                1995
------------------------------------------------------------------------------

Professional fees                                 $121,000            $109,000
Salaries and fringe benefits                        92,000               7,438
Consulting fees                                     32,000                   -
Other                                               23,000               8,000
------------------------------------------------------------------------------
                                                  $268,000            $124,438
==============================================================================

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4.  LONG-TERM DEBT:

Long-term debt consists of the following:


September 30,                                         1996                1995
--------------------------------------------------------------------------------
Loan payable (a)                                    $      -            $ 86,852
Equipment lease obligations (b)                      191,260             232,415
--------------------------------------------------------------------------------
                                                     191,260             319,267
Less current maturities                               91,382             180,043
--------------------------------------------------------------------------------
        Long-term debt                              $ 99,878            $139,224
================================================================================

(a) In connection with the purchase of certain capital equipment, the Company, in April 1993, entered into a loan agreement with a financing institution in the amount of $400,000. The loan bore interest at 9.43% per annum and was payable in 36 monthly installments of principal and interest in the amount of $12,800 through April 1996.

(b) The equipment lease obligations are payable in monthly installments ranging from $1,691 to $5,277, including interest at rates ranging from 8.78% to 10.46%, through April 1999. The debt is collateralized by the related equipment and a restricted cash account. The restricted cash in the amount of $60,000 is in a certificate of deposit, maturing September 1996, bearing interest at 5.13%. In September 1996, the $60,000 certificate of deposit was rolled over and retained by the lessor as collateral for a new capital lease to be signed during November 1996.

Aggregate maturities of long-term debt at September 30, 1996 are as follows:

Year ending September 30,

          1997                                                           $91,382
          1998                                                            87,084
          1999                                                            12,794
--------------------------------------------------------------------------------
                                                                        $191,260
================================================================================


5.  CAPITAL CONTRIBUTION IN ADVANCE OF COMMON STOCK SALE:

On August 26, 1994, the Company signed a Co-Marketing Agreement with G.H. Besselaar Associates, a unit of Corning Incorporated ("Besselaar"), which permits Besselaar to exclusively co-market BIT's core laboratory services and Bio/ImageBase(R) software product for computerized regulatory submission of medical imaging data. Under the co-marketing agreement, BIT shall exclusively co-market the services of Besselaar to BIT's current and prospective clients. This agreement was terminated December 1995 (see Note 6).

Simultaneously, the direct parent of Besselaar, Corning Pharmaceutical Services Inc. ("CPS"), a Delaware corporation, made an immediate $500,000 loan to the Company pursuant to a loan agreement and an accompanying nonnegotiable promissory note (the "Loan"). On October 13, 1994, CPS discharged the Loan and the promissory note evidencing such Loan in connection with a stock purchase agreement executed on October 13, 1994 (see Note 6).

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6.  STOCKHOLDERS' EQUITY:

During April 1992, the Company completed a private placement whereby it issued, for an aggregate of $750,000, promissory notes in the aggregate principal amount of $750,000, an aggregate of 150,000 shares of common stock and warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $5.50 per share. Such warrants expired during June 1996.

In June 1992, the Company completed a public offering of 1,000,000 units at $5 per unit. Each unit consisted of one share of common stock and one Class G warrant entitling the holder to purchase one share of common stock at an exercise price of $5.50. The warrants expired during June 1996. The Company received approximately $3,736,000 after deducting underwriting discounts and expenses of the offering of approximately $1,264,000.

In addition, in June 1992, the Company issued 200,000 warrants to purchase shares of common stock to the underwriter of the Company's public offering at an initial exercise price of $7.00 per share. These warrants contain certain anti-dilution protection. After the effect of the antidilution provisions, as a result of the Company's private placement transactions in September 1994 and December 1995 (referred to below), the Company is obligated to issue 773,480 shares of common stock upon the exercise of these warrants at an adjusted price of $1.20 per share. These warrants expire June 18, 1997.

In December 1991 and June 1992, the Company's Board of Directors and stockholders, respectively, approved the adoption of the Bio-Imaging Technologies, Inc. Stock Option Plan. In January 1995, the Company amended this plan to provide for the granting of options to key employees, directors and consultants to purchase an aggregate of not more than 1,800,000 shares of the Company's common stock. Each option is exercisable into one share of common stock. Options granted pursuant to the plan, to be granted at prices not less than fair value at the date of grant, consist of qualified incentive stock options, as defined in the Internal Revenue Code, and nonqualified options.

The following table summarizes the transactions pursuant to the Company's stock option plan for the two-year period ended September 30, 1996:


                                                 Number of
                                                  Options           Option Price
--------------------------------------------------------------------------------
Unexercised options outstanding at
 September 30, 1994                              949,800           $1.25 - $5.16
Options granted                                  279,000             .75 -  1.13
Options canceled                                 (34,300)            .84 -  1.25
--------------------------------------------------------------------------------
Unexercised options outstanding at
 September 30, 1995                            1,194,500             .75 -  5.16
Options granted                                  406,500             .63 -  1.31
Options canceled                                 (85,300)            .75 -  1.25
Options exercised                                (14,200)            .75 -  1.25
--------------------------------------------------------------------------------
    Unexercised options outstanding at
     September 30, 1996                        1,501,500           $ .63 - $5.16
================================================================================

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Approximately 1,192,000 options are exercisable at September 30, 1996. The balance of the options becomes exercisable through January 2006.

On October 13, 1994, the Company and CPS consummated the purchase by CPS of (i) 2,355,000 shares of the Company's common stock, $.00025 par value, (ii) a warrant to purchase 250,000 shares of common stock with an initial exercise price of $1.25 per share and (iii) a warrant to purchase 250,000 shares of common stock with an initial price of $1.50 per share (the "Warrants") for an aggregate purchase price of $1,819,500. The Warrants are subject to adjustment to protect against dilution in the event of certain transactions. The exercise price of the Warrants is subject to price adjustment, as defined. The Company received a cash payment of $1,312,925 in payment of the purchase price. In addition, as further payment of the purchase price, CPS discharged a loan which was made by CPS in favor of the Company on August 26, 1994 which consisted of $500,000 of principal plus $6,575 of interest due and canceled the promissory note evidencing such loan. The preferred stock warrant issued to CPS in connection with the Loan has also been canceled by its terms. Costs associated with this transaction amounted to approximately $90,000 and reduced paid-in capital at the transaction date.

Furthermore, Besselaar paid the Company an exclusivity fee of $300,000 under the Co-Marketing Agreement between the parties entered into on August 26, 1994. During December 1995, the Co-Marketing Agreement was terminated by the Company in accordance with the terms of the Agreement. The balance of unearned revenue of approximately $191,000 was recorded as project revenue during the year ended September 30, 1996.

In November 1994, the Company issued to Loats Associates, Inc. ("LAI") 50,000 shares of the Company's common stock which have certain piggyback registration rights pursuant to the terms of a license agreement. The Company licensed a portion of its imaging technology under a 20-year nonexclusive royalty-free license agreement, as amended June 1994. This agreement provides for compensation to be paid to LAI based upon units of LAI software sold. No payments were made to the licensor in 1996 and 1995.

On December 14, 1995, the Company reserved 3,850,000 shares of the Company's common stock for issuance upon conversion of the Preferred Stock and exercise of the warrants issued to Investment Partners of America, L.P. ("IPA") (see below).

On December 21, 1995, IPA purchased (i) 416,667 shares of the Company's preferred stock, (ii) one five-year warrant to purchase 416,667 shares of the Company's common stock at an initial exercise price of $1.50 per share, and
(iii) one five-year warrant to purchase 416,667 shares of the Company's common stock at an initial exercise price of $2.50 per share for an aggregate purchase price of $500,000 pursuant to a purchase agreement dated December 8, 1995 ("Purchase Agreement"). Costs associated with this transaction amounted to approximately $67,000 and reduced paid-in capital at the transaction date. The Purchase Agreement provided for a minimum investment of $750,000 and a maximum investment of $1,500,000 from IPA.

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

On June 26, 1996, the Company and IPA terminated the Purchase Agreement. In conjunction with this termination, the Company issued to Investment Partners, Inc., ("IPI") a related investment entity of IPA, one five-year warrant to purchase 66,667 shares of the Company's common stock at an initial exercise price of $1.05 per share, the fair market value of the Company's common stock at date of issuance. Additionally, the Company entered into a two-year consulting agreement with Investment Partners Capital & Management Corp., a related investment entity of IPA, for a nonrefundable fee of $30,000 which has been expensed by Company as of September 30, 1996.

The exercise price of all warrants issued to IPA and IPI is subject to adjustment to protect against dilution in the event of certain transactions. All warrants issued to IPA and IPI have certain piggyback registration rights.

The 8% convertible cumulative preferred stock is convertible into common stock of the Company on a one-for-one share basis subject to adjustment to protect against dilution in the event of certain transactions. Conversion may occur in whole or in part during the first five-year period from the date of issuance at the option of the holder. The Company may require a full conversion at any time after five years from date of issuance. The preferred stock has certain piggyback registration rights.

The Company is required to pay semiannual dividends on preferred stock at the rate of $.10 per share per annum, and as when declared by the Board of Directors. Dividends are payable in cash or in the Company's common stock. At September 30, 1996, no dividends have been declared. At September 30, 1996, preferred dividends in arrears aggregated approximately $31,000 or $.07 per share.

The preferred stockholders are entitled to vote on all matters submitted to the vote of the common stockholders and are included in determining quorums and voting results.

7.  COMMITMENTS:

The Company has entered into an operating lease for office facilities which expires in November 1998. This lease may be terminated on November 30, 1997 at the Company's request.

Future minimum aggregate annual rental payments on the noncancelable portion of the lease are as follows:

Year ended September 30,

        1997                                                         $110,060
        1998                                                           18,878
-----------------------------------------------------------------------------
                                                                     $128,938
=============================================================================

Rent expense charged to operations for the years ended September 30, 1996 and 1995 amounted to approximately $139,000 and $140,000, respectively.

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

On December 17, 1991, the Company adopted the Bio-Imaging Technologies, Inc. Employees' Savings Plan (the "401(k) Plan"), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to 15%, subject to an annual limit prescribed by the Internal Revenue Service. In addition, the Company may make discretionary matching contributions in cash or common stock.

The Company made matching stock contributions to the account of the 401(k) Plan of 65,000 and 168,000 shares of its common stock during September 1996 and March 1995, respectively. The 65,000 shares were newly issued shares previously reserved in November 1994 and the 168,000 shares were previously held by the Company at no cost as treasury stock.

The Company's matching contributions to the 401(k) Plan for the year ended September 30, 1996 and 1995 amounted to approximately $75,000 and $84,000, respectively.

The Company has employment contracts with two of its officers. Amounts due under these contracts are as follows:

Year ended September 30,

        1997                                                     $287,500
        1998                                                       58,333
-------------------------------------------------------------------------
                                                                 $345,833
=========================================================================

Additionally, the contract with one of the officers provides for the granting of options to purchase 250,000 shares of the Company's common stock at fair market value at the date of grant. Options to purchase 50,000 shares of the Company's common stock vested immediately, with the balance vesting in equal amounts annually for the next five years.

The Company incurred a charge of approximately $205,000 in severance costs associated with the resignation of a former officer which was charged to other costs for the year ended September 30, 1995.

8.  MAJOR CUSTOMERS:

At September 30, 1996, four customers accounted for approximately 32%, 25%, 12% and 11% of accounts receivable.

At September 30, 1995, four customers accounted for approximately 21%, 17%, 15% and 12% of accounts receivable.

For the year ended September 30, 1996, revenue from three major customers accounted for approximately 22%, 18% and 12% of project revenue.

For the year ended September 30, 1995, revenue from three major customers accounted for approximately 16%, 13% and 10% of project revenue.

                                   BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9.  INCOME TAXES:

The Company has net operating loss carryforwards of approximately $5,400,000 which expire in various years through 2011. The deferred income tax assets at September 30, 1996 and 1995 represent the tax effect of the net operating loss carryforwards. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating loss carryforwards, the Company has recorded valuation allowances against the entire deferred tax asset.

                                 EXHIBIT INDEX

Exhibit                           Description of Exhibit
  No.                             ----------------------
-------
3.1        Restated Certificate of Incorporation of the Company. (Incorporated
           by reference to Exhibit 3.1 to the Company's Registration Statement
           on Form S-1 (File Number 33-47471) which became effective on June 18,
           1992.) (Amendments incorporated by reference to Exhibit 3.1 to the
           Company's Annual Report on Form 10-K for the year ended September 30,
           1993 and to Exhibit 3.1 to the Company's Quarterly Report on Form 10-
           QSB for the quarter ended March 31, 1995.)

3.2 By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 33-
           47471) which became effective on June 18, 1992.)

4.1        Specimen Common Stock Certificate. (Incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File
           Number 33-47471) which became effective on June 18, 1992.)

4.2        Form of Class G Warrant Certificate. (Incorporated by reference to
           Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File
           Number 33-47471) which became effective on June 18, 1992.)

4.3 Form of Underwriter's Unit Purchase Option. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18,
           1992.)

4.4        Form of Warrant Agreement between the Company and North American
           Transfer Company. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

4.5        Form of Warrant Agreement between the Company and North American
           Transfer Company. (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

4.6        Form of Class A Warrant Certificate. (Incorporated by reference to
           Exhibit 4.6 to the Company's Registration Statement on Form S-1 (File
           Number 33-47471) which became effective on June 18, 1992.)

4.7        Form of Class B Warrant Certificate. (Incorporated by reference to
           Exhibit 4.7 to the Company's Registration Statement on Form S-1 (File
           Number 33-47471) which became effective on June 18, 1992.)

4.8        Form of Class C Warrant Certificate. (Incorporated by reference to
           Exhibit 4.8 to the Company's Registration Statement on Form S-1 (File
           Number 33-47471) which became effective on June 18, 1992.)


Exhibit                           Description of Exhibit
  No.                             ----------------------
-------
4.9        Registration Agreement dated October 13, 1994 between the Company and
           CPS. (Incorporated by reference to Exhibit 4.1 to the Company's
           Current Report on Form 8-K dated October 13, 1994.)

4.10       Form of Warrant dated October 13, 1994 between the Company and CPS.
           (Incorporated by reference to Exhibit 4.2 to the Company's Current
           Report on Form 8-K dated October 13, 1994.)

4.11       Purchase Agreement for Units of Convertible Preferred Stock and
           Warrants dated December 8, 1995 between Investment Partners of
           America, L.P., as Purchaser, and the Company, including material exhibits (including the Certificate of Designation for the Convertible Preferred Stock). (Incorporated by reference to Exhibit
           4.1 to the Company's Current Report on Form 8-K dated December 22,
           1995.)

10.1       Lease between Mountain View Office Park and the Company.
           (Incorporated by reference to (i) Exhibit 10.1 to the Company's
           Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992, (ii) Exhibit 10.1 to the Company's
           Annual Report on Form 10-K for the fiscal year ended September 30, 1992, (iii) Exhibit 10.1 to the Company's Annual Report on Form 10-
           KSB for the fiscal year ended September 30, 1994, and (iv) Exhibit
           10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995), as amended effective September 5, 1996 (such amendment filed herewith).

10.2*      Form of Employment Agreement between the Company and James J.
           Conklin. (Incorporated by reference to Exhibit 10.2 to the Company's
           Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.) See Exhibits 10.14 and 10.23 for
           Amendments to Employment Agreement.

10.3*      Form of Employment Agreement between the Company and Richard S.
           Serbin. (Incorporated by reference to Exhibit 10.3 to the Company's
           Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

10.4       Financial Consulting Agreement between the Company and GKN Securities
           Corp. (Incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

10.5       Merger and Acquisition Agreement between the Company and GKN
           Securities Corp. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

10.6* 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 33-
           47471) which became effective on June 18, 1992.)

10.7*      401(k) Plan. (Incorporated by reference to Exhibit 10.7 to the
           Company's Registration Statement on Form S-1 (File Number 33-47471) which became


Exhibit                           Description of Exhibit
  No.                             ----------------------
-------
           effective on June 18, 1992.)

10.8 Amended and Restated Exclusive License Agreement between the Company and Loats Associates, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File Number 33-
           47471) which became effective on June 18, 1992.) See Exhibit 10.15 for Amendment to License Agreement.

10.9       Form of Employee's Invention Assignment, Confidential Information and
           Non-Competition Agreement. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
           September 30, 1992.)

10.10* Employment Agreement dated as of January 18, 1993 between the Company and William J. Fitzpatrick. (Incorporated by reference to Exhibit
           10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.)

10.11      Purchase Money Security Agreement dated April 26, 1993 between the
           Company and Wasco Funding Corp., together with Collateral Pledge and
           Guaranty. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended
           September 30, 1993.)

10.12* Employment Agreement dated as of January 25, 1994 by and between the Company and Terrence P. Brennan. (Incorporated by reference to
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994.)

10.13* Change in Control Agreement dated as of February 14, 1994 by and between the Company and Terrence P. Brennan. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
           10-QSB for the quarter ended March 31, 1994.)

10.14* Amendment dated January 26, 1994 to Employment Agreement by and between the Company and James J. Conklin, M.D. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
           10-QSB for the quarter ended March 31, 1994.) (See Exhibit 10.23.)


Exhibit                           Description of Exhibit
  No.                             ----------------------
-------
10.15      Amendment dated June 21, 1994 to the Amended and Restated License
           Agreement between LAI and the Company. (Incorporated by reference to
           Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the
           quarter ended June 30, 1994.)

10.16      Co-Marketing Agreement dated August 26, 1994 between the Company and
           CPS. (Incorporated by reference to Exhibit 10.3 to the Company's
           Current Report on Form 8-K dated August 26, 1994.)

10.17      Voting Agreement dated October 13, 1994 between the Company, Dr.
           James J. Conklin and CPS. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 13, 1994.)

10.18 Stock Purchase Agreement dated October 13, 1994 between the Company and CPS. (Incorporated by reference to Exhibit 10.2 to the Company's
           Current Report on Form 8-K dated October 13, 1994.)

10.19*     Separation Agreement dated November 7, 1994 between the Company and
           William J. Fitzpatrick. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.)

10.20*     Separation Agreement dated November 8, 1994 between the Company and
           Richard S. Serbin. (Incorporated by reference to Exhibit 10.20 to the
           Company's Annual Report on Form 10-KSB for the fiscal year ended
           September 30, 1994.)

10.21* Separation Agreement dated March 7, 1995 by and between the Company and Terrence P. Brennan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly report on Form 10-QSB for the quarter ended March 31, 1995.)

10.22*     Employment Agreement dated February 20, 1995 by and between the
           Company and Rex D. Bright. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995.)

10.23* Amendment dated September 30, 1995 to Employment Agreement by and between the Company and James J. Conklin, M.D. . (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-
           KSB for the fiscal year ended September 30, 1995.)

10.24      Master Lease Agreement dated April 25, 1994 by and between the
           Company and Wasco Funding Corp. and schedules thereto dated May 9,
           1995 and August 31, 1995. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)


Exhibit                           Description of Exhibit
  No.                             ----------------------
-------
10.25*     Employment Agreement including Invention Assignment and Confidential
           Information Agreement dated January 30, 1996, by and between the
           Company and Donald W. Lohin. (Incorporated by reference to Exhibit
           10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.)

10.26      Consulting Agreement by and between the Company and Investment
           Partners Capital & Management Corp. dated June 26, 1996.
           (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-QSB for the quarter ended June 30, 1996.

22.1 List of Subsidiaries of Registrant. (Incorporated by reference to Exhibit 22.1 to the Company's Registration Statement on Form S-1
           (File Number 33-47471) which became effective on June 18, 1992.)

23.1       Consent of Goldstein Golub Kessler & Company, P.C.

27.1       Financial Data Schedule for the year ended September 30, 1996.

---------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to 13(a) of Form 10-KSB.


           (b)        Financial Statement Schedules

                      None