Form 10QSB
period 1996-12-31
BIO IMAGING TECHNOLOGIES INC
filed 1997-02-13
CIK 822418

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996

                          Commission File No. 1-11182
                        BIO-IMAGING TECHNOLOGIES, INC.
       -----------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in Its Charter)
       Delaware                                         11-2872047
       --------                                         ----------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)

  830 Bear Tavern Road, West Trenton, New Jersey                 08628-1020
  -----------------------------------------------                ----------

  (Address of Principal Executive Offices)                       (Zip Code)
                                   (609) 883-2000
                                   --------------
                        (Registrant's Telephone Number,

                              Including Area Code)
     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes:     X       No:
                     -----           -----

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of December 31, 1996:

Class                                         Number of Shares
-----                                         ----------------
Common Stock, $.00025 par value                 6,018,550

  Transitional Small Business Disclosure Format:

              Yes:             No:     X
                     -----           -----

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY


                               TABLE OF CONTENTS
                               -----------------

                                                                     Page
PART I  FINANCIAL INFORMATION

     Item 1. Financial Statements....................................  1

        CONSOLIDATED BALANCE SHEETS
        as of December 31, 1996 (unaudited) and
        September 30, 1996...........................................  2

        CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended December 31, 1996
        and 1995 (unaudited).........................................  3

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months Ended December 31, 1996 and 1995
        (unaudited)..................................................  4

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS (unaudited).......................................  5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................  8

        Liquidity and Capital Resources..............................  8

        Results of Operations........................................  8

PART II OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K........................ 12

SIGNATURES   ........................................................ 13

                                    PART I

Item 1.   Financial Statements.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Issuer" or the "Company") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Issuer's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                          December 31,   September 30,
                                              1996            1996
                                          ------------   -------------
                                          (unaudited)

                                ASSETS
Current assets:
  Cash and cash equivalents                $ 1,464,474     $ 1,377,633
  Restricted cash                               60,000          60,000
  Accounts receivable, net                     877,238         879,183
  Prepaid expenses and other current            23,993          12,460
   assets                                  -----------     -----------
   Total current assets                      2,425,705       2,329,276

Property and equipment, net.............     1,215,271       1,198,943

Deferred income tax asset, net of
 valuation allowance                                --              --

Other assets............................        10,096           5,852
                                           -----------     -----------

   Total assets                            $ 3,651,072     $ 3,534,071
                                           ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Deferred revenue                         $   432,074     $   635,562
  Accounts payable                             169,981          74,180
  Accrued expenses and other current           317,634         268,000
   liabilities
  Current maturities of long-term debt          93,689          91,382
                                           -----------     -----------
   Total current liabilities                 1,013,378       1,069,124

Long-term debt                                  75,572          99,878
                                           -----------     -----------
   Total liabilities                         1,088,950       1,169,002
                                           -----------     -----------

Stockholders' equity:

  Preferred stock - $.00025 par value;
   authorized 3,000,000 shares, 416,667
   issued and outstanding ($500,000
   liquidation preference)                         104             104


  Common stock - $.00025 par value;
   authorized 18,000,000 shares,
   6,018,550 and 5,968,550 shares issued
   and outstanding at December 31, 1996
   and September 30, 1996, respectively          1,506           1,493


  Additional paid-in capital                 7,793,975       7,739,688
  Accumulated deficit                       (5,233,463)     (5,376,216)
                                           -----------     -----------
     Stockholders' equity                    2,562,122       2,365,069
                                           -----------     -----------

     Total liabilities and stockholders'   $ 3,651,072     $ 3,534,071
     equity                                ===========     ===========

           See Notes to Condensed Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (unaudited)

                                         For the Three Months Ended
                                                December 31,
                                         =============================
                                             1996          1995
                                             ----          ----

Project revenue........................  $   1,202,550   $  852,486

Project costs..........................        450,407      249,499
                                               -------      -------
Gross profit...........................        752,143      602,987

General and administrative expenses....        555,208      419,768

Research and development expenses......         39,768       54,645
                                                ------      -------
Income from operations.................        157,167      128,574

Interest income - net..................          6,808          128
                                                 -----      -------
Net income.............................  $     163,975   $  128,702

Dividends on preferred stock...........         10,000           --
                                                ------           --
Net income applicable to common stock..  $     153,975   $  128,702
                                               =======      =======
Net income per common share............  $        0.02   $     0.02
                                                  ====         ====
Weighted average number of common and
common equivalent shares outstanding...      6,423,205    5,889,350
                                             =========    =========

            See Notes to Condensed Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (unaudited)

                                           For the Three Months Ended
                                                  December 31,
                                          ============================
                                              1996           1995
                                              ----           ----
Cash flows from operating activities:
  Net income                                $  163,975     $   128,702

  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization              154,000         122,585

    Provision for losses on accounts
     receivable                                     --           3,000

    Changes in operating assets and
     liabilities:
    Decrease in accounts receivable               1,945         23,506

    Increase in prepaid expenses and other
     current assets                             (11,533)       (28,767)

    Increase in other assets                     (4,244)            --

    Decrease in deferred revenue               (203,488)       (93,176)

    Increase in accounts payable                 95,801         66,261

    Increase in accrued expenses and other
     current liabilities                         49,634         13,462
                                                 ------         ------

    Net cash provided by operating              246,090        235,573
     activities                                 -------        -------

Cash flows from investing activities:
  Purchases of property and equipment          (170,328)       (79,963)
                                               --------        -------
    Net cash used in investing activities      (170,328)       (79,963)
                                               --------        -------

Cash flows from financing activities:
  Net repayment of loan payable                      --        (38,400)

  Payments under equipment lease
   obligations                                  (21,999)       (27,664)

  Net proceeds from private placement of
   preferred stock                                   --        433,333

  Dividends paid on preferred stock             (21,222)            --

  Proceeds from exercise of stock options        54,300             --
                                                 ------        -------
Net cash provided by financing
 activities                                      11,079        367,269
                                                 ------        -------

Net increase in cash and cash equivalents..      86,841        522,879

Cash and cash equivalents at beginning
 of period.................................   1,377,633        704,684
                                              ---------        -------
Cash and cash equivalents at end of
 period....................................  $1,464,474     $1,227,563
                                             ==========     ==========

Supplemental disclosures of cash flow
 information:

 Cash paid during the period for interest    $    4,552     $    7,468


            See Notes to Condensed Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARY
                 ---------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                                  (unaudited)
Note 1 - Basis of Presentation:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 1996 and the results of its operations and its cash flows for the three months ended December 31, 1996 and 1995.

     Net income per common share is calculated based upon the weighted average number of shares of Common Stock and dilutive common equivalent shares outstanding during the period.

     Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Stockholders' Equity:

          On December 8, 1995, the Company and Investment Partners of America, L.P. ("IPA") executed a purchase agreement (the "Purchase Agreement") pursuant to which IPA agreed to purchase and the Company agreed to issue and sell a minimum of 625,000 and a maximum of 1,250,000 units (each, a "Unit") at a purchase price of $1.20 per Unit, each Unit consisting of (i) one share of Series A Convertible Voting Preferred Stock, $.00025 par value per share (the "Preferred Stock"), convertible into Common Stock of the Company on a one share for one share basis; (ii) one five-year Class A Warrant (the "Class A Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $1.50 per share; and (iii) one five-year Class B Warrant (the "Class B Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $2.50 per share. Each of the Class A Warrants and Class B Warrants underlying the Units is exercisable for a period of five years from the date of issuance. The Preferred Stock provides for (i) voting rights on an as-converted to Common Stock basis, with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) standard anti-dilution protection and price protection provisions; (iv) cumulative dividends of $0.096 per share per annum, payable out of funds legally available for the payment of dividends and only upon declaration of dividends by the Board of Directors of the Company; and (v) registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock.

     A closing was held with IPA on December 21, 1995, at which time 416,667 Units were sold, resulting in net proceeds to the Company of $433,333, after aggregate closing costs of $66,667.

          The Company also agreed pursuant to the Purchase Agreement to pay to Investment Partners, Inc. ("IPI") in consideration for its services as agent for the investors, upon the closing of at least the minimum number of Units, five-year Class C Warrants (the "Class C Warrants") to purchase 100,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share. Because the number of Units sold at the initial closing held December 21, 1995 was below the minimum, the Class C Warrants were not issued at such time. The Company subsequently determined on June 26, 1996 that there would be no further issuances of Units under the Purchase Agreement and terminated such Purchase Agreement. In connection therewith, the Company issued to IPI Class C Warrants to purchase 66,667 shares of the Company's Common Stock at an exercise price of $1.05 per share and entered into a two-year consulting agreement (the "Consulting Agreement") with Investment Partners Capital & Management Corp., a related investment entity of IPA, pursuant to which such entity agreed to render to the Company product/market development and financial consulting services. Upon execution of the Consulting Agreement, the Company was required to pay to such entity a non-refundable consulting fee of $30,000 and IPI's legal fees of $8,333. Such Consulting Agreement is terminable at any time and upon notice by the Company.

     Each of the Class A Warrants, Class B Warrants and Class C Warrants contain standard anti-dilution provisions. The Company granted registration rights, subject to certain conditions, with respect to each of the Class A Warrants, Class B Warrants and the Class C Warrants and the shares of Common Stock underlying such securities.

     The Company is required to pay semiannual dividends on the Preferred Stock at the rate of $0.096 per share per annum, as and when declared by the Board of Directors. Dividends are payable in cash or in the Company's Common Stock. In November 1996, the Board of Directors declared and paid a cash dividend in the aggregate amount of $21,222.24 in arrears to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from December 21, 1995 through and including June 30, 1996. Subsequent to the end of the quarter ended December 31, 1996, in January 1997, the Board of Directors declared and paid a cash dividend in the aggregate amount of $20,000.02 in arrears to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from July 1, 1996 through and including December 31, 1996.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize and which are not paid as dividends to holders of Preferred Stock will be retained to finance the growth of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At December 31, 1996, the Company had cash and cash equivalents of approximately $1,524,000, including $60,000 of cash restricted pursuant to the terms of collateral pledge agreements described below.

     Working capital at December 31, 1996 was approximately $1,413,000.

     The Company had, as of December 31, 1996, invested approximately $3,044,000 in capital and leasehold improvements, of which approximately $565,000 had been funded through capital leases. Pursuant to collateral pledge agreements, the Company's obligations under such capital leases were collateralized by two certificates of deposit of equal amounts in the face amount of $60,000. In April 1996, one of the two certificates of deposit matured and was released to the Company. The other certificate of deposit, which is scheduled to mature in March 1997, was held as collateral for obligations under a new capital lease entered into by the Company in February 1997. The Company currently anticipates that capital expenditures for the balance of fiscal 1997 will approximate $600,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with capital requirements for its European operations. Such expenditures may be financed through capital leases.

     In November 1996, the Board of Directors declared and paid a cash dividend in the aggregate amount of $21,222.24 in arrears to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from December 21, 1995 through and including June 30, 1996. Subsequent to the end of the quarter ended December 31, 1996, in January 1997, the Board of Directors declared and paid a cash dividend in the aggregate amount of $20,000.02 in arrears to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from July 1, 1996 through and including December 31, 1996. For future dividend obligations, see "Note 2 - Notes to Condensed Consolidated Financial Statements."

     The Company anticipates that its cash and cash equivalents as of December 31, 1996, together with cash flow expected to be generated from operations, will be sufficient to fund working capital needs and capital requirements through at least fiscal 1997.

Results of Operations

     The Company was profitable for the quarter ended December 31, 1996 primarily as a result of an increase in project revenue. The Company believes that demand for its services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submissions of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic imaging agents, should generate large amounts of image data that will require processing, analysis, data management and submission services. There can be no assurance, however, that demand for the Company's services and technologies will experience continued or sustainable growth or that additional revenue generating opportunities will be realized by the Company. In early October 1996, the Company established two new business units, the Marketing Information Services Division (the "MISD") and the Data Management and Information Systems Division (the "DMISD"). The MISD will focus initially on development and sales of medical imaging-oriented, laptop computer-based sales and marketing support presentations and databases. The DMISD will focus initially on software products offered in the area of data systems, including the collection, analysis, interpretation and management of clinical data within pharmaceutical and biotechnology companies. In addition, the Company announced in December 1996 its plan to commence European operations in the Netherlands during the second quarter of fiscal 1997.

     This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Such risks include, but are not limited to, market acceptance of the Company's current and planned products and services, decisions made by the FDA, the Company's ability to hire and retain qualified employees, the fact that project contracts may be terminated by the Company's clients at any time and for any reason and the Company's increased cost infrastructure resulting from the Company's decision to establish two new business units and European operations. The Company's actual results may differ materially from the results discussed in such forward-looking statements.

     Three Months Ended December 31, 1996 and 1995
     ---------------------------------------------

     Project revenue for the quarters ended December 31, 1996 ("First Quarter of Fiscal 1997") and 1995 ("First Quarter of Fiscal 1996") was approximately $1,203,000 and $852,000, respectively, an increase of 41.2%, or $351,000.
Project revenue in the First Quarter of Fiscal 1996 included a one-time recognition by the Company of $192,000 in revenue resulting from the termination by the Company of the Co-Marketing Agreement with Corning Besselaar, Inc. The increase in project revenue during the First Quarter of Fiscal 1997 was primarily due to an increase in the scope of projects for which the Company was engaged to perform work coupled with an increase in the use among the Company's clients of digital image management services in clinical trials, especially in the therapeutic drug class. Project revenue in the First Quarter of Fiscal 1997 was derived from 17 clients and such revenue in the First Quarter of Fiscal 1996 was derived from 14 clients. Project revenue in both periods consisted primarily of medical image processing and analysis and digital image management services, including computer-assisted masked readings and the data-basing of digital medical images and related clinical data. Based upon the Company's recent operating history in the three fiscal quarters immediately preceding the First Quarter of Fiscal 1997, and notwithstanding the substantial increase in project revenue in the First Quarter of Fiscal 1997, the Company believes that it has experienced a seasonally soft fiscal first quarter and that its revenue may have been adversely effected during such period due to reduced activity during the holiday season and fewer working days for the Company's employees and for those clients which curtail operations during such period. The Company anticipates that its business may continue to be subject to such seasonal variations.

     The Company's total operating expenses were approximately $1,045,000 in the First Quarter of Fiscal 1997 and $724,000 in the corresponding quarter in Fiscal 1996, an increase of 44.3%, or $321,000. Such increase was due primarily to an increase in salaries and fringe benefits associated with an increase in personnel to accommodate the operational growth of the Company coupled with the increase in costs related to the MISD and the DMISD. Total operating expenses in the First Quarter of Fiscal 1997 and the First Quarter of Fiscal 1996 consisted primarily of general and administrative expenses, project costs and research and development expenses.

     General and administrative expenses in each of the First Quarter of Fiscal 1997 and Fiscal 1996 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent, sales, marketing and investor relations expenses, and corporate insurance. General and administrative expenses were approximately $555,000 in the First Quarter of Fiscal 1997 and approximately $420,000 in the First Quarter of Fiscal 1996. The increase during the First Quarter of Fiscal 1997 of approximately 32.1%, or $135,000, from the corresponding Fiscal 1996 quarter resulted primarily from expenses incurred in support of the operational growth of the Company and in connection with the establishment and initial operations of the MISD and the DMISD. Project costs of approximately $450,000 during the First Quarter of Fiscal 1997 were comprised of professional salaries and benefits, travel and communication expenses and allocated overhead. Project costs for the corresponding quarter in Fiscal 1996 were approximately $249,000. The increase during the First Quarter of Fiscal 1997 of approximately 80.7%, or $201,000, from the corresponding Fiscal 1996 quarter was due primarily to the increase in resources applied by the Company to perform the increased scope of projects for which the Company was engaged to perform work.

     The gross margin percentage during the First Quarter of Fiscal 1997 decreased to 62.5% from 70.8% for the corresponding period in 1996. Such decrease is attributable primarily to the recognition of revenue in the year-ago period which revenue resulted from the termination by the Company of the Co-Marketing Agreement referred to above. Without such revenue, the gross margin percentage was 62.5% and 62.2% in the First Quarter of Fiscal 1997 and the First Quarter of Fiscal 1996, respectively.

     Research and development expenses during the First Quarter of Fiscal 1997 were approximately $40,000. Research and development expenses during the corresponding quarter in Fiscal 1996 were approximately $55,000. In each period, research and development expenses consisted of professional salaries and benefits and overhead charged to research and development projects. The decrease during the First Quarter of Fiscal 1997 of approximately $15,000, or 27.3%, from the corresponding Fiscal 1996 period resulted primarily from a decrease in resources dedicated to research and development projects due to the increase in resources required to accommodate the operational growth of the Company. There were no capitalized computer software development costs in each of the First Quarter of Fiscal 1997 and the First Quarter of Fiscal 1996. However, the Company has in the past capitalized, and in the future may capitalize, certain computer software development costs in accordance with the Statement of Financial Accounting Standards Board No. 86. Such costs are capitalized after technological feasibility has been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic useful life of the product.

     Net interest income in the First Quarter of Fiscal 1997 resulted from interest earned on cash balances, partially offset by interest expense incurred in connection with certain equipment lease obligations. The Company earned greater interest income in the First Quarter of Fiscal 1997 than in the corresponding Fiscal 1996 quarter primarily due to higher cash balances.

     The Company's net income for the First Quarter of Fiscal 1997 was approximately $164,000, while the Company had net income of approximately $129,000 in the corresponding quarter of Fiscal 1996. The Company's net income for the First Quarter of Fiscal 1996 was attributable to the recognition of revenue resulting from the termination by the Company of the Co-Marketing Agreement with Besselaar coupled with cost controls implemented by the Company, while the net income for the First Quarter of Fiscal 1997 resulted primarily from an increase in project revenue. Excluding the revenue which resulted from the termination of such agreement, in the Fiscal 1996 quarter, the Company's net income from its core operations in the First Quarter of Fiscal 1997 increased by $227,000.

                                    PART II

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIO-IMAGING TECHNOLOGIES, INC.

DATE:   February 12, 1997        By:/s/ Donald W. Lohin
                                    -------------------
                                    Donald W. Lohin, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE:   February 12, 1997        By:/s/ Robert J. Phillips
                                    ----------------------
                                    Robert J. Phillips, Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)