Form 10QSB
period 1997-03-31
BIO IMAGING TECHNOLOGIES INC
filed 1997-05-13
CIK 822418

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 ---------------
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                         Commission file number 1-11182

                         BIO-IMAGING TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      11-2872047
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

            830 Bear Tavern Road, West Trenton, New Jersey 08628-1020
     -----------------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (609) 883-2000
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes: X                        No:
                         ---                          ---

         State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 1997:


    Class                                                     Number of Shares
    -----                                                     ----------------

    Common Stock,  $.00025 par value                              6,203,825

    Transitional Small Business Disclosure Format (check one):

                Yes: ____                                        No:    X
                                                                      ----

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------                      Page
                                                                      ----
PART I            FINANCIAL INFORMATION
     Item 1.      Financial Statements..................................1

          CONSOLIDATED BALANCE SHEETS
          as of March 31, 1997 (unaudited)
          and September 30, 1996........................................2

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Months Ended March 31, 1997 and 1996
          (unaudited)...................................................3

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1997 and 1996
          (unaudited)...................................................4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 1997 and 1996
          (unaudited)...................................................5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)........................................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................9

          Liquidity and Capital Resources...............................9

          Results of Operations.........................................9

PART II      OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders........15

     Item 5. Other Information..........................................18

     Item 6. Exhibits and Reports on Form 8-K...........................19

SIGNATURES..............................................................20

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                          March 31,        September 30,
                                                             1997              1996
                                                        -------------      -------------
                                                         (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................       $ 1,476,930        $ 1,377,633
   Restricted cash ..............................            60,000             60,000
   Accounts receivable, net .....................         1,248,322            879,183
   Prepaid expenses and other current assets ....            30,302             12,460
                                                        -----------        -----------
     Total current assets .......................         2,815,554          2,329,276
Property and equipment, net .....................         1,425,219          1,198,943
Other assets ....................................            15,464              5,852
                                                        -----------        -----------
     Total assets ...............................       $ 4,256,237        $ 3,534,071
                                                        ===========        ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Deferred revenue .............................       $   533,381        $   635,562
   Accounts payable .............................           303,201             74,180
   Accrued expenses and other current liabilities           304,650            268,000
   Current maturities of long-term debt .........            96,052             91,382
                                                        -----------        -----------
     Total current liabilities ..................         1,237,284          1,069,124
Long-term debt ..................................            50,654             99,878
                                                        -----------        -----------
     Total liabilities ..........................         1,287,938          1,169,002
                                                        -----------        -----------
Stockholders' equity:
   Preferred stock - $.00025 par value,
    authorized 3,000,000 shares, 416,667 shares
    issued and outstanding ($500,000
    liquidation preference) .....................               104                104
   Common stock - $.00025 par value;
    authorized 18,000,000 shares, 6,203,825 and
    5,968,550 shares issued and outstanding at
    March 31, 1997 and September 30, 1996,
    respectively ................................             1,554              1,493
   Additional paid-in capital ...................         8,014,838          7,739,688
   Accumulated deficit ..........................        (5,048,197)        (5,376,216)
                                                        -----------        -----------
     Stockholders' equity .......................         2,968,299          2,365,069
                                                        -----------        -----------
     Total liabilities and stockholders' equity .       $ 4,256,237        $ 3,534,071
                                                        ===========        ===========

           See Notes to Condensed Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                  (unaudited)

                                                                                    For the Six Months Ended
                                                                                            March 31,
                                                                           -------------------------------------------
                                                                                  1997                     1996
                                                                                  ----                     ----
Project revenue......................................................      $      2,626,401           $    1,649,214

Project costs........................................................               954,987                  566,875
                                                                           ----------------           --------------

Gross profit.........................................................             1,671,414                1,082,339

General and administrative expenses..................................             1,227,267                  873,338

Research and development expenses....................................                94,183                   75,731
                                                                           ----------------           --------------

Income from operations...............................................               349,964                  133,270

Interest income - net................................................                19,277                    6,151
                                                                           ----------------           --------------

Net income...........................................................      $        369,241           $      139,421

Dividends on preferred stock.........................................                20,000                       --
                                                                           ----------------           --------------

Net income applicable to common stock................................      $        349,241           $      139,421
                                                                           ================           ==============

Net income per common share..........................................      $           0.05           $         0.02
                                                                           ================           ==============

Weighted average number of common and
common equivalent shares outstanding.................................             7,449,344                5,889,350
                                                                           ================           ==============


           See Notes to Condensed Consolidated Financial Statements

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                           -------------------------------------------
                                                                                  1997                      1996
                                                                                  ----                      ----
Project revenue......................................................      $      1,423,851           $      796,728

Project costs........................................................               504,580                  317,376
                                                                           ----------------           --------------

Gross profit.........................................................               919,271                  479,352

General and administrative expenses..................................               672,059                  453,570

Research and development expenses....................................                54,415                   21,086
                                                                           ----------------           --------------

Income from operations...............................................               192,797                    4,696

Interest income - net................................................                12,469                    6,023
                                                                           ----------------           --------------

Net income...........................................................      $        205,266           $       10,719

Dividends on preferred stock.........................................                10,000                       --
                                                                           ----------------           --------------

Net income applicable to common stock................................      $        195,266           $       10,719
                                                                           ================           ==============

Net income per common share..........................................      $           0.03           $         0.00
                                                                           ================           ==============

Weighted average number of common and
common equivalent shares outstanding.................................             7,663,884                5,889,350
                                                                           ================           ==============

           See Notes to Condensed Consolidated Financial Statements

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                                      For the Six Months Ended
                                                                                              March 31,
                                                                             -----------------------------------------
                                                                                  1997                    1996
                                                                                  ----                    ----
Cash flows from operating activities:
   Net income........................................................        $     369,241           $     139,421
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization...................................              318,008                 247,646
     Provision for losses on accounts receivable.....................                   --                  35,000
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable....................             (369,139)                 13,799
       Increase in prepaid expenses and other current assets.........              (17,842)                (33,839)
       (Increase) decrease in other assets...........................               (9,612)                  1,153
       Decrease in deferred revenue..................................             (102,181)               (156,534)
       Increase (decrease) in accounts payable.......................              229,021                  (8,721)
       Increase in accrued expenses and other
        current liabilities..........................................               36,650                   7,262
                                                                             -------------           -------------
       Net cash provided by operating activities.....................              454,146                 245,187
                                                                             -------------           -------------

Cash flows from investing activities:
   Purchases of property and equipment...............................             (544,284)               (177,213)
                                                                             -------------           -------------
       Net cash used in investing activities.........................             (544,284)               (177,213)
                                                                             -------------           -------------
Cash flows from financing activities:
   Net repayment of loan payable.....................................                   --                 (76,800)
   Payments under equipment lease obligations........................              (44,554)                (56,934)
   Net proceeds from private placement of
    preferred stock..................................................                   --                 433,333
   Dividends paid on preferred stock.................................              (41,222)                     --
   Proceeds from exercise of stock options...........................              275,211                      --
                                                                             -------------           -------------
       Net cash provided by financing activities.....................              189,435                 299,599
                                                                             -------------           -------------

Net increase in cash and cash equivalents............................               99,297                 367,573

Cash and cash equivalents at beginning of period.....................            1,377,633                 704,684
                                                                             -------------           -------------
Cash and cash equivalents at end of period...........................        $   1,476,930           $   1,072,257
                                                                             =============           =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest..........................        $       8,549           $      13,331
                                                                             =============           =============

           See Notes to Condensed Consolidated Financial Statements

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)


Note 1 - Basis of Presentation:

       The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

       In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1997 and the results of its operations and its cash flows for the three-month and six-month periods ended March 31, 1997 and 1996.

       Net income per common share is calculated based upon the weighted average number of shares of Common Stock and dilutive common equivalent shares outstanding during the period.

       Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Stockholders' Equity:

       On December 8, 1995, the Company and Investment Partners of America,
L.P. ("IPA") executed a purchase agreement (the "Purchase Agreement") pursuant to which IPA agreed to purchase and the Company agreed to issue and sell a minimum of 625,000 and a maximum of 1,250,000 units (each, a "Unit") at a purchase price of $1.20 per Unit, each Unit consisting of (i) one share of Series A Convertible Voting Preferred Stock, $.00025 par value per share (the "Preferred Stock"), convertible into Common Stock of the Company on a one share for one share basis; (ii) one five-year Class A Warrant (the "Class A Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $1.50 per share; and (iii) one five-year Class B Warrant (the "Class B Warrants") to purchase one share of the Company's Common Stock at an initial exercise price of $2.50 per share. Each of the Class A Warrants and Class B Warrants underlying the Units is exercisable for a period of five years from the date of issuance. The Preferred Stock provides for (i) voting rights on an as-converted to Common Stock basis, with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) standard

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

anti-dilution protection and price protection provisions; (iv) cumulative dividends of $0.096 per share per annum, payable out of funds legally available for the payment of dividends and only upon declaration of dividends by the Board of Directors of the Company; (v) registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock; and (vi) certain maintenance rights.

       A closing was held with IPA on December 21, 1995, at which time 416,667 Units were sold, resulting in net proceeds to the Company of $433,333, after aggregate closing costs of $66,667.

       The Company also agreed pursuant to the Purchase Agreement to pay to Investment Partners, Inc. ("IPI") in consideration for its services as agent for the investors, upon the closing of at least the minimum number of Units, five-year Class C Warrants (the "Class C Warrants") to purchase 100,000 shares of the Company's Common Stock at an initial exercise price of $1.00 per share. Because the number of Units sold at the initial closing held December 21, 1995 was below the minimum, the Class C Warrants were not issued at such time. The Company subsequently determined on June 26, 1996 that there would be no further issuances of Units under the Purchase Agreement and terminated such Purchase Agreement. In connection therewith, the Company issued to IPA Class C Warrants to purchase 66,667 shares of the Company's Common Stock at an initial exercise price of $1.05 per share and entered into a two-year consulting agreement (the "Consulting Agreement") with Investment Partners Capital & Management Corp., a related investment entity of IPA, pursuant to which such entity agreed to render to the Company product/market development and financial consulting services. Upon execution of the Consulting Agreement, the Company was required to pay to such entity a non-refundable consulting fee of $30,000 and IPI's legal fees of $8,333. Such Consulting Agreement is terminable at any time and upon notice by the Company.

       Each of the Class A Warrants, Class B Warrants and Class C Warrants (collectively, the "Warrants") contain standard anti-dilution provisions. The Company granted registration rights, subject to certain conditions, with respect to each of the Warrants and the shares of Common Stock underlying such securities. Giving effect to certain price protection provisions of each of the Warrants, the current exercise price is $0.63 per share of Common Stock.

       The Company is required to pay semiannual dividends on the Preferred Stock at the rate of $0.096 per share per annum, as and when declared by the Board of Directors. Dividends are payable in cash or in the Company's Common Stock. The Board of Directors, in November 1996, declared and paid a cash dividend in the aggregate amount of $21,222.24 to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from December

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (unaudited)

21, 1995 through and including June 30, 1996. In January 1997, the Board of Directors declared and paid a cash dividend in the aggregate amount of $20,000.02 to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from July 1, 1996 through and including December 31, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

       At March 31, 1997, the Company had cash and cash equivalents of approximately $1,537,000, including $60,000 of cash restricted pursuant to the terms of collateral pledge agreements described below.

       Working capital at March 31, 1997 was approximately $1,578,000.

       The Company had, as of March 31, 1997, invested approximately $3,418,000 in capital and leasehold improvements, of which approximately $565,000 had been funded through capital leases. Pursuant to collateral pledge agreements, the Company's obligations under such capital leases are collateralized by a certificate of deposit in the face amount of $60,000. The Company currently anticipates that capital expenditures for the balance of fiscal 1997 will approximate $500,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with capital requirements for its European operations. Such expenditures may be financed through capital leases.

       In November 1996, the Board of Directors declared and paid a cash dividend in the aggregate amount of $21,222.24 to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from December 21, 1995 through and including June 30, 1996. In January 1997, the Board of Directors declared and paid a cash dividend in the aggregate amount of $20,000.02 to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from July 1, 1996 through and including December 31, 1996. For future dividend obligations, see "Note 2 - Notes to Condensed Consolidated Financial Statements."

       The Company anticipates that its cash and cash equivalents as of March 31, 1997, together with cash flow expected to be generated from operations, will be sufficient to fund working capital needs and capital requirements for at least the next twelve months.

Results of Operations

       The Company was profitable for the quarter ended March 31, 1997 primarily as a result of an increase in project revenue. The Company believes that demand for its services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submissions of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic imaging agents, should generate large amounts of image data that will require processing, analysis, data management and submission services. There can be no assurance, however, that demand for the Company's services and technologies will experience continued or sustainable growth or that additional revenue generating opportunities will be realized by the Company.

       In early October 1996, the Company established two new business units, the Marketing Information Services Division (the "MISD") and the Data Management and Information Systems Division (the "DMISD"). The MISD focuses on development and sales of medical imaging-oriented, laptop computer-based sales and marketing support presentations and databases. The DMISD, currently under development, will focus on providing clinical database management services and products.

       In addition, in late February 1997, the Company opened its European office and core laboratory in Leiden, The Netherlands. The Company will manage its services for European-based clinical trials from such laboratory. The Leiden core laboratory is linked via the Company's intranet to the Company's New Jersey laboratory so that workload may be shared to optimize capacity utilization in either office. The information services provided by the European operations encompass the full array of medical imaging core laboratory and digital management services currently being provided by the Company's laboratory at its headquarters.

       Certain statements included in this Form 10-QSB, including without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continuation of the trends favoring outsourcing of biomedical information technology services by pharmaceutical and biotechnology companies and trends favoring the use of such information technologies by the United States Food and Drug Administration, the anticipated growth of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's clients, and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.

       Six Months Ended March 31, 1997 and 1996
       ----------------------------------------

       Revenue for the six months ended March 31, 1997 and 1996 was approximately $2,626,000 and $1,649,000, respectively, an increase of 59.2%, or $977,000. Project revenue in the six months ended March 31, 1997 and 1996 consisted primarily of medical image processing and analysis and digital image management services, including computer-assisted masked readings and the data-basing of digital medical images and related clinical data. Revenue in the six months ended March 31, 1996 also included a one-time recognition by the Company of $192,000 in revenue resulting from the termination by the Company of a co-marketing agreement with an affiliate. The increase in project revenue during the six months ended March 31, 1997 was primarily due to an increase in the scope of projects for which the Company was engaged to perform work. The increase also included revenue generated by the Company's European clinical services laboratory. Project revenue for the six months ended March 31, 1997 was derived from 18 clients and such revenue in the six months ended March 31, 1996 was also derived from 18 clients. The Company generated $825,000, or 31.4% of project revenue for the six months ended March 31, 1997 from one European-based client.

       The Company's total operating expenses were approximately $2,276,000 in the six months ended March 31, 1997 and $1,516,000 in the corresponding fiscal 1996 period, an increase of 50.1%, or $760,000. Such increase was due primarily to an increase in salaries and fringe benefits associated with an increase in personnel to accommodate growth in project related services of the Company coupled with the increase in operating costs related to the MISD, the DMISD and the Company's European clinical services laboratory. Total operating expenses in the six months ended March 31, 1997 and the six months ended March 31, 1996 consisted primarily of general and administrative expenses, project costs and research and development expenses.

       General and administrative expenses in each of the six months ended
March 31, 1997 and the six months ended March 31, 1996 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, sales and marketing, office rent and corporate insurance. General and administrative expenses were approximately $1,227,000 in the six months ended March 31, 1997 and approximately $873,000 in the six months ended March 31, 1996. The increase during the six months ended March 31, 1997 of approximately 40.5%, or $354,000, from the corresponding fiscal 1996 period, resulted primarily from expenses incurred in support of the operational growth of the Company and in connection with the establishment and initial operations of the MISD, the DMISD and the Company's European clinical services laboratory.

       Project costs were approximately $955,000 during the six months ended March 31, 1997 and were approximately $567,000 for the corresponding period in fiscal 1996. Project costs were comprised of professional salaries and benefits and allocated overhead. The increase during the six months ended March 31, 1997 of approximately 68.4%, or $388,000, from the corresponding fiscal 1996 period was due primarily to the increase in resources applied by the Company to perform the increased scope of projects for which the Company was engaged to perform work, including projects generated by the Company's European clinical services laboratory.

       The gross margin percentage during the six months ended March 31, 1997 decreased to 63.6% from 65.6% for the corresponding 1996 period. Such decrease is attributable primarily to the recognition of revenue in the six months ended March 31, 1996 which resulted from the termination by the Company of the co-marketing agreement referred to above. Without such revenue, the gross margin percentage was 63.6% and 61.1% in the six months ended March 31, 1997 and the six months ended March 31, 1996, respectively. Such increase is attributable primarily to an increase in efficiency related to the performance of project-related activities.

       Research and development expenses during the six months ended March 31, 1997 were approximately $94,000. Research and development expenses during the corresponding period in fiscal 1996 were approximately $76,000. In each period, research and development expenses consisted of professional salaries and benefits and overhead charged to research and development projects. The increase during the six months ended March 31, 1997 of approximately $18,000, or 23.7%, from the corresponding fiscal 1996 period resulted primarily from an increase in resources dedicated to research and development projects, including the MISD business unit. Research and development expenses in the fiscal 1997 and 1996 periods focused on the design and coding of image display and image analysis software required to increase the efficiency of the Company's imaging laboratory operations. In addition, in the fiscal 1997 period, research and development expenses also included developmental work on the product line for the MISD business unit. There were no capitalized computer software development costs in the six months ended March 31, 1997 and $60,000 of computer software development costs were capitalized in the six months ended March 31, 1996. Such costs were capitalized in accordance with FASB Statement No. 86 after technological feasibility had been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic useful life of the product. The Company may capitalize certain development costs in the future, as appropriate.

       Net interest income of approximately $19,000 in the six months ended March 31, 1997 resulted from interest earned on cash balances, partially offset by interest expense incurred in connection with certain equipment lease obligations. The Company earned greater interest income in the six months ended March 31, 1997 than in the corresponding fiscal 1996 period primarily due to higher cash balances.

       The Company's net income for the six months ended March 31, 1997 was approximately $369,000, while the Company had net income of approximately $139,000 in the corresponding period of fiscal 1996. The Company's net income for the six months ended March 31, 1996 was attributable to the recognition of revenue resulting from the termination by the Company of the co-marketing agreement referred to above, coupled with cost controls implemented by the Company. Net income for the six months ended March 31, 1997 resulted primarily from increased project-related revenue in the Company's clinical trials service business, including revenue generated from its European clinical services laboratory and from continued efforts to improve operating efficiencies.

       Three Months Ended March 31, 1997 and 1996
       ------------------------------------------

       Project revenue for the quarters ended March 31, 1997 ("Second Quarter of Fiscal 1997") and 1996 ("Second Quarter of Fiscal 1996") was approximately $1,424,000 and $797,000, respectively, an increase of 78.7%, or $627,000.
Project revenue in both periods consisted primarily of medical image processing and analysis and digital image management services, including computer-assisted masked readings and the data-basing of digital medical images and related clinical data. The increase in project revenue during the Second
Quarter of Fiscal 1997 was primarily due to an increase in the scope of projects for which the Company was engaged to perform work. The increase also included revenue generated by the Company's European clinical services laboratory. Project revenue in the Second Quarter of Fiscal 1997 was derived from 16 clients and such revenue in the Second Quarter of Fiscal 1996 was derived from 14 clients. The Company generated $825,000, or 57.9% of its project revenue for the Second Quarter of Fiscal 1997 from one European-based client.

       The Company's total operating expenses were approximately $1,231,000 in the Second Quarter of Fiscal 1997 and $792,000 in the corresponding quarter in fiscal 1996, an increase of 55.4%, or $439,000. Such increase was due primarily to an increase in salaries and fringe benefits associated with an increase in personnel to accommodate the operational growth of the Company coupled with the increase in costs related to the MISD, the DMISD and the Company's European clinical services laboratory. Total operating expenses in the Second Quarter of Fiscal 1997 and the Second Quarter of Fiscal 1996 consisted primarily of general and administrative expenses, project costs and research and development expenses.

       General and administrative expenses in each of the Second Quarter of Fiscal 1997 and the Second Quarter of Fiscal 1996 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, sales and marketing, office rent and corporate insurance. General and administrative expenses were approximately $672,000 in the Second Quarter of Fiscal 1997 and approximately $454,000 in the Second Quarter of Fiscal 1996. The increase during the Second Quarter of Fiscal 1997 of approximately 48.0%, or $218,000, from the corresponding fiscal 1996 quarter resulted primarily from expenses incurred in support of the operational growth of the Company and in connection with the establishment and initial operations of the MISD, the DMISD and the Company's European clinical services laboratory.

       Project costs of approximately $505,000 during the Second Quarter of Fiscal 1997 and, as in the same period in fiscal 1996, were comprised of professional salaries and benefits and allocated overhead. Project costs for the corresponding quarter in fiscal 1996 were approximately $317,000. The increase during the Second Quarter of Fiscal 1997 of approximately 59.3%, or $188,000, from the corresponding fiscal 1996 quarter was due primarily to the increase in resources applied by the Company to perform the increased scope of projects for which the Company was engaged to perform work, including projects generated by the Company's European clinical services laboratory.

       The gross margin percentage during the Second Quarter of Fiscal 1997 increased to 64.6% from 60.2% for the corresponding period in 1996. Such increase is attributable primarily to an increase in efficiency related to the performance of project-related activities.

       Research and development expenses during the Second Quarter of Fiscal 1997 were approximately $54,000. Research and development expenses during the corresponding quarter in fiscal 1996 were approximately $21,000. In each period, research and development expenses consisted of professional salaries and benefits and overhead charged to research and development projects. The increase during the Second Quarter of Fiscal 1997 of approximately $33,000, or 157.1%, from the corresponding fiscal 1996 period resulted primarily from an increase in resources dedicated to research and development projects, including the MISD business unit. Research and development projects during the quarters ended March 31, 1997 and 1996 focused on the design and coding of image display and image analysis software. In addition, research and development projects during the quarter ended March 31, 1997 also included developmental work on the product line for the MISD business unit. There were no capitalized computer software development costs in the Second Quarter of Fiscal 1997 and $60,000 of computer software development costs were capitalized in the Second Quarter of Fiscal 1996. Such costs were capitalized in accordance with FASB Statement No. 86 after technological feasibility had been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic useful life of the product. The Company may capitalize certain development costs in the future, as appropriate.

       Net interest income in the Second Quarter of Fiscal 1997 resulted from interest earned on cash balances, partially offset by interest expense incurred in connection with certain equipment lease obligations. The Company earned greater interest income in the Second Quarter of Fiscal 1997 than in the corresponding fiscal 1996 quarter primarily due to higher cash balances.

       The Company's net income for the Second Quarter of Fiscal 1997 was approximately $205,000, while the Company had net income of approximately $11,000 in the corresponding quarter of fiscal 1996. The Company's net income for the Second Quarter of Fiscal 1996 was attributable primarily to an increase in project related services performed by the Company, coupled with cost controls implemented by the Company. Net income for the Second Quarter of Fiscal 1997 resulted primarily from increased project revenue from the Company's clinical trials service business, and particularly from revenue generated from its European clinical services laboratory and from continued efforts to improve operating efficiencies.

                                    PART II


Item 4.       Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on January 31, 1997.

     (b) The following is a list of all of the Directors of the Company who were elected at and whose term of office continued after the Meeting:

              James J. Conklin, M.D.
              Donald W. Lohin
              Jeffrey H. Berg, Ph.D.
              Charles C. Harwood, Jr.
              Jeffrey S. Hurwitz, Esq.
              Harris Koffer, Pharm.D.
              James A. Taylor, Ph.D.

     (c)(i) There were 5,562,416 shares present at the Meeting in person or by proxy out of a total number of 6,018,550 shares of Common Stock and 416,667 shares of Preferred Stock present at the Meeting in person or by proxy out of a total number of 416,667 shares of Preferred Stock, in each case, issued and outstanding and entitled to vote at the Meeting. The holders of shares of Common Stock and Preferred Stock voted together as a single class on all matters presented at the Meeting. The results of the vote taken at the Meeting with respect to each such nominee for Director were as follows:



     I.       Common Stock

               Nominee                               For            Withheld
               -------------                      ---------         --------
               James J. Conklin, M.D.             5,507,420          54,996
               Donald W. Lohin                    5,461,416         101,000
               Jeffrey H. Berg, Ph.D.             5,542,816          19,600
               Charles C. Harwood, Jr.            5,538,816          23,600
               Jeffrey S. Hurwitz, Esq.           5,540,316          22,100
               Harris Koffer, Pharm.D.            5,539,316          23,100
               James A. Taylor, Ph.D.             5,542,816          19,600

     II.      Preferred Stock

               Nominee                             For           Withheld
               ------------                      --------        ----------
               James J. Conklin, M.D.             416,667              --
               Donald W. Lohin                       --             416,667
               Jeffrey H. Berg, Ph.D.             416,667              --
               Charles C. Harwood, Jr.            416,667              --
               Jeffrey S. Hurwitz, Esq.           416,667              --
               Harris Koffer, Pharm.D.            416,667              --
               James A. Taylor, Ph.D.             416,667              --

    (ii) A vote was taken on the proposal to amend the Company's 1991 Stock Option Plan, as amended, to increase the number of shares reserved for issuance upon the exercise of options granted under such plan from 1,800,000 to 2,400,000 shares. The results of the vote taken at the meeting with respect to such amendment were as follows:




         I.   Common Stock

                  For         Against        Abstain         Broker Non-Votes
                  ---         -------        -------         ----------------
               3,420,595      209,476        38,800             1,893,545



         II.  Preferred Stock

                  For         Against        Abstain
                  ---         -------        -------
                   --         416,667         --


    (iii) A vote was taken on the proposal to ratify the appointment of Goldstein Golub Kessler & Company, P.C. as the independent auditors of the Company for the fiscal year ending September 30, 1997. The results of the vote taken at the meeting with respect to such ratification were as follows:




         I.   Common Stock

                  For         Against        Abstain
                  ---         -------        -------
               5,445,516      22,100         94,800






         II.  Preferred Stock

                  For         Against        Abstain
                  ---         -------        -------
                   --           --           416,667

Item 5.       Other Information.

       On February 25, 1997, the Company announced the establishment of its European headquarters, Bio-Imaging Technologies B.V., a Netherlands corporation, and core laboratory to support European-based clinical trials. The European headquarters are based in Leiden, The Netherlands. The Company also announced that it had secured its first European customer and had begun generating revenues. European-based clinical trials will be managed from the Leiden laboratory. Such office has intranet linkage to the Company's New Jersey laboratory so that workload may be shared to optimize capacity utilization in either laboratory. The information services provided by the Leiden laboratory encompass the full array of medical imaging core laboratory and digital data management services currently being provided by the New Jersey laboratory.

       Richard S. Mink resigned as Senior Vice President and General Manager of the Marketing Information Services Division (the "MISD") in April 1997. In addition, in April 1997, the Company appointed Anthony P. Nowicki, Senior Vice President and General Manager of the Data Management and Information Systems Division, to manage the MISD.

       On April 21, 1997, Andrew Reiter was elected to Vice President and Managing Director of the Company's European operations.

Item 6.       Exhibits and Reports on Form 8-K.

    (a)     Exhibits.

            27  Financial Data Schedule.

    (b)     Reports on Form 8-K.

            None.

                                  SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BIO-IMAGING TECHNOLOGIES, INC.



DATE:             May 13, 1997            By:  /s/ Donald W. Lohin
                                             -------------------------------
                                             Donald W. Lohin, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

DATE:             May 13, 1997            By:  /s/ Robert J. Phillips
                                             -------------------------------
                                             Robert J. Phillips,
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)