Form 10QSB
period 1997-06-30
BIO IMAGING TECHNOLOGIES INC
filed 1997-07-24
CIK 822418

CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                           Commission File No. 1-11182


                         BIO-IMAGING TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                       11-2872047
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

830 Bear Tavern Road, West Trenton, New Jersey                             08628
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

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
               Yes: X                                  No:
                   ---                                    ---
     State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 1997:

 Class                                                       Number of Shares
 -----                                                       ----------------
Common Stock, $.00025 par value                                  6,843,825

     Transitional Small Business Disclosure Format (check one):

               Yes:                                    No: X
                   ---                                    ---

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements...........................................1

               CONSOLIDATED BALANCE SHEETS
               as of June 30, 1997 (unaudited)
               and September 30, 1996 ........................................2

               CONSOLIDATED  STATEMENTS OF OPERATIONS
               For the Nine Months Ended
               June 30, 1997 and 1996
               (unaudited) ...................................................3

               CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended
               June 30, 1997 and 1996
               (unaudited) ...................................................4

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended
               June 30, 1997 and 1996
               (unaudited) ...................................................5

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS (unaudited) ........................................6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .................8

               Liquidity and Capital Resources ...............................8

               Results of Operations .........................................8

PART II   OTHER INFORMATION

     Item 5.   Other Information ............................................15

     Item 6.   Exhibits and Reports on Form 8-K .............................16

SIGNATURES ..................................................................17

                                     PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Issuer" or the "Company") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Issuer's Annual Report on Form 10-KSB for the year ended September 30, 1996.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                       June 30,    September 30,
                                                         1997           1996
                                                     -----------   -------------
                                                     (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents ......................  $ 2,158,091    $ 1,377,633
   Restricted cash ................................       60,000         60,000
   Accounts receivable, net .......................      768,574        879,183
   Prepaid expenses and other current assets ......      110,833         12,460
                                                     -----------    -----------
     Total current assets .........................    3,097,498      2,329,276
Property and equipment, net .......................    1,556,143      1,198,943
Other assets ......................................       48,488          5,852
                                                     -----------    -----------
     Total assets .................................  $ 4,702,129    $ 3,534,071
                                                     ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Deferred revenue ...............................  $   436,500    $   635,562
   Accounts payable ...............................      160,286         74,180
   Accrued expenses and other current liabilities .      280,877        268,000
   Current maturities of long-term debt ...........       95,081         91,382
                                                     -----------    -----------
     Total current liabilities ....................      972,744      1,069,124
Long-term debt ....................................       28,502         99,878
                                                     -----------    -----------
     Total liabilities ............................    1,001,246      1,169,002
                                                     -----------    -----------
Stockholders' equity:
   Preferred stock - $.00025 par  value,
    authorized 3,000,000 shares; 416,667 shares
    issued and outstanding ($500,000 liquidation
    preference) ...................................          104            104
   Common stock - $.00025 par value,
    authorized 18,000,000 shares; 6,843,825
    shares issued and outstanding at June 30, 1997
    and 5,968,550 issued and outstanding at
    September 30, 1996 ............................        1,711          1,493
   Additional paid-in capital .....................    8,622,630      7,739,688
   Accumulated deficit ............................   (4,923,562)    (5,376,216)
                                                     -----------    -----------
     Stockholders' equity .........................    3,700,883      2,365,069
                                                     -----------    -----------
     Total liabilities and stockholders' equity ...  $ 4,702,129    $ 3,534,071
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

                                                      For the Nine Months Ended
                                                               June 30,
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
Project revenue ..................................   $3,935,789       $2,552,462

Project costs ....................................    1,427,218          897,351
                                                     ----------       ----------
Gross profit .....................................    2,508,571        1,655,111

General and administrative expenses ..............    1,870,912        1,372,898

Research and development expenses ................      170,695           89,169
                                                     ----------       ----------
Income from operations ...........................      466,964          193,044

Interest income - net ............................       26,912           14,496
                                                     ----------       ----------
Net income .......................................      493,876          207,540

Dividends on preferred stock .....................       30,000               --
                                                     ----------       ----------
Net income applicable to common stock ............   $  463,876          207,540
                                                     ==========       ==========
Net income per common share ......................   $     0.06       $     0.03
                                                     ==========       ==========

Weighted average number of common and common
equivalent shares outstanding.....................    7,433,680        6,051,580
                                                     ==========       ==========


            See Notes to Condensed Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                      For the Three Months Ended
                                                                June 30,
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
Project revenue.................................     $1,309,388       $  903,248

Project costs...................................        472,231          330,476
                                                     ----------       ----------
Gross profit....................................        837,157          572,772

General and administrative expenses.............        643,645          499,560

Research and development expenses...............         76,512           13,438
                                                     ----------       ----------
Income from operations..........................        117,000           59,774

Interest income - net...........................          7,635            8,345
                                                     ----------       ----------
Net income......................................        124,635           68,119

Dividends on preferred stock....................         10,000               --
                                                     ----------       ----------
Net income applicable to common stock...........     $  114,635       $   68,119
                                                     ==========       ==========
Net income per common share.....................     $     0.02       $     0.01
                                                     ==========       ==========
Weighted average number of common and common
equivalent shares outstanding...................      7,451,151        6,377,822
                                                     ==========       ==========


            See Notes to Condensed Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                       For the Nine Months Ended
                                                                June 30,
                                                       -------------------------
                                                           1997          1996
                                                       ----------    -----------
Cash flows from operating activities:
 Net income ........................................   $  493,876    $  207,540
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ..................      508,717       389,155
    Provision for losses on accounts receivable ....           --        35,000
    Changes in operating assets and liabilities:
     Decrease in accounts receivable ...............      110,609        12,252
     Increase in prepaid expenses and other
      current assets ...............................      (98,373)      (21,545)
     (Increase) decrease in other assets ...........      (42,636)        1,153
     Decrease in deferred revenue ..................     (199,062)     (137,964)
     Increase (decrease) in accounts payable .......       86,106       (60,025)
     Increase in accrued expenses and other
      current liabilities ..........................       12,877       133,662
                                                       ----------    ----------
    Net cash provided by operating activities ......      872,114       559,228
                                                       ----------    ----------
Cash flows from investing activities:
 Purchases of property and equipment ...............     (865,917)     (307,689)
 Decrease in restricted cash .......................           --        60,000
                                                       ----------    ----------
    Net cash used in investing activities ..........     (865,917)     (247,689)
                                                       ----------    ----------
Cash flows from financing activities:
 Net repayment of loan payable .....................           --       (89,600)
 Payments under equipment lease obligations ........      (67,677)      (76,330)
 Dividends paid on preferred stock .................      (41,222)           --
 Net proceeds from exercise of options to purchase
  common stock .....................................      283,160        14,450

 Net proceeds from private placement of
  preferred stock ..................................           --       433,333

 Net proceeds from exercise of warrants to
  purchase common stock ............................      600,000            --
                                                       ----------    ----------
     Net cash provided by financing activities .....      774,261       281,853
                                                       ----------    ----------
Net increase in cash and cash equivalents ..........      780,458       593,392

Cash and cash equivalents at beginning of period ...    1,377,633       704,684
                                                       ----------    ----------
Cash and cash equivalents at end of period .........   $2,158,091    $1,298,076
                                                       ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest ........   $    3,428    $   18,603
                                                       ==========    ==========
   Equipment purchased under capital
    lease obligations .. ...........................   $       --    $   59,381
                                                       ==========    ==========

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

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1997, the results of its operations for the three-month and nine-month periods ended June 30, 1997 and 1996 and its cash flows for the nine-month periods ended June 30, 1997 and 1996.

     Net income per common share is calculated based upon the weighted average number of shares of Common Stock and dilutive common equivalent shares outstanding during the period.

     Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Stockholders' Equity:

     The Company is required to pay semiannual dividends on its outstanding shares of Series A Convertible Voting Preferred Stock, $.00025 par value (the "Preferred Stock") at the rate of $0.096 per share per annum, as and when declared by the Board of Directors. Dividends are payable in cash or in the Company's Common Stock. The Board of Directors, in November 1996, declared and paid a cash dividend in the aggregate amount of $21,222.24 to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from December 21, 1995 through and including June 30, 1996. In January 1997, the Board of Directors declared and paid a cash dividend in the aggregate amount of $20,000.02 to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from July 1, 1996 through and including December 31, 1996.

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


     On April 18, 1997, the Company registered an aggregate of 1,600,000 shares of Common Stock, $.00025 par value, consisting of 699,999 shares issuable upon exercise of the underwriter's purchase options ("UPOs") held by GKN Securities Corp. ("GKN"), its affiliates and transferees, and an aggregate of 900,001 shares issuable upon the exercise of Class A, B and C Warrants, each of which are held by Investment Partners of America, L.P. The Company will not receive any of the proceeds from the sales, if any, of such registered shares of Common Stock.

     On June 18, 1997, GKN and certain of its designees exercised UPOs to purchase 630,000 shares of Common Stock at an exercise price of $1.00 per share, after giving effect to certain anti-dilution provisions of the UPOs. The Company received aggregate gross proceeds of $630,000 as a result of such exercise of the UPOs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At  June  30,  1997,   the  Company  had  cash  and  cash   equivalents  of
approximately $2,218,000, including $60,000 of cash restricted pursuant to the terms of collateral pledge agreements described below. On June 18, 1997, GKN and certain of its designees exercised UPOs to purchase 630,000 shares of Common Stock at an exercise price of $1.00 per share, after giving effect to certain anti-dilution provisions of the UPOs. The Company received aggregate gross proceeds of $630,000 as a result of such exercise of the UPOs.

     Working capital at June 30, 1997 was approximately $2,125,000.

     The Company had, as of June 30, 1997, invested approximately $3,740,000 in capital equipment and leasehold improvements, of which approximately $565,000 had been funded through capital leases. Pursuant to collateral pledge agreements, the Company's obligations under such capital leases are collateralized by a certificate of deposit in the face amount of $60,000. The Company currently anticipates that capital expenditures for the balance of fiscal 1997 will approximate $200,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In November 1996, the Board of Directors declared and paid a cash dividend in the aggregate amount of $21,222.24 to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from December 21, 1995 through and including June 30, 1996. In January 1997, Board of Directors declared and paid a cash dividend in the aggregate amount of $20,000.02 to the holders of Preferred Stock, representing the accrued cumulative dividends for the period from July 1, 1996 through and including December 31, 1996. For future dividend obligations see "Note 2 - Notes to Condensed Consolidated Financial Statements."

     The Company anticipates that its cash and cash equivalents as at June 30, 1997, together with cash flow expected to be generated from operations, will be sufficient to fund working capital needs and capital equipment requirements for at least the next twelve months.

Results of Operations

     The Company was profitable for the quarter ended June 30, 1997 primarily as a result of an increase in project revenue. The Company believes that demand for its services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submissions of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic image agents, should generate large amounts of image data that will require processing, analysis, data management and submission services. There can be no assurance, however, that demand for the Company's services and technologies will experience continued or sustainable growth or that additional revenue generating opportunities will be realized by the Company. In addition, the Company continues to experience an increase in competition from its traditional competitors, academic research centers and commercial competitors. This competition has resulted in additional pressure being placed on price, service, quality, professional reputation and technology. As part of its overall strategy, the Company continues to monitor competitive developments and evaluate appropriate defensive mechanisms.

     In early October 1996, the Company established two new business units, the Marketing Information Services Division (the "MISD") and the Data Management and Information Systems Division (the "DMISD"). The MISD focuses on development and sales of medical imaging-oriented, laptop computer-based sales and marketing support presentation software and databases. The DMISD, currently under development, will focus on providing clinical database management services and products. As of June 30, 1997, the operations of the MISD and DMISD had not realized any revenue.

     In addition, in late February 1997, the Company opened its European office and core laboratory in Leiden, The Netherlands. The Company will manage its services for European-based clinical trials from such laboratory. The Leiden core laboratory is linked via the Company's intranet to the Company's New Jersey laboratory so that workload may be shared to optimize capacity utilization in either office. The anticipated information services to be provided by the European operations will encompass the full array of medical imaging core laboratory and digital management services currently being provided by the Company's laboratory at its headquarters. Presently, the Company is generating revenue from one European-based client. The contract with the client is terminable at anytime upon written notice.

     Certain statements included in the Form 10-QSB, including without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continuation of the trends favoring outsourcing of biomedical information technology services by pharmaceutical and biotechnology companies and trends favoring the use of such information technologies by the United States Food and Drug Administration, the anticipated growth of the Company's business, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's clients, and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.

     Nine Months Ended June 30, 1997 and 1996
     ----------------------------------------

     Total revenue for the nine months ended June 30, 1997 and 1996 was approximately $3,936,000 and $2,552,000, respectively, an increase of $1,384,000 or 54.2%. Project revenue in the nine months ended June 30, 1997 and 1996 consisted primarily of medical image processing and analysis and digital image management services, including computer-assisted masked readings and the data-basing of digital medical images and related clinical data. Revenue in the nine months ended June 30, 1996 also included a one-time recognition by the Company of $192,000 in revenue and earnings resulting from the termination by the Company of a co-marketing agreement with Covance, Inc. The increase in project revenue during the nine months ended June 30, 1997 was primarily due to revenue generated by the Company's one European-based client and several new projects that the Company was engaged to perform work. Project revenue for the nine months ended June 30, 1997 was derived from 21 clients and such revenue in the nine months ended June 30, 1996 was derived from 20 clients. The Company generated $1,304,000, or 33.1% of project revenue, for the nine months ended June 30, 1997 from one European-based client.

     The Company's total operating expenses were approximately $3,469,000 in the nine months ended June 30, 1997 and $2,359,000 in the corresponding period in fiscal 1996, an increase of $1,110,000 or 47.1%. Such increase was due primarily to an increase in salaries and fringe benefits associated with an increase in personnel to accommodate growth in project related services of the Company coupled with an increase in operating costs related to the MISD, the DMISD and the Company's European clinical services laboratory. Total operating expenses in the nine months ended June 30, 1997 and the nine months ended June 30, 1996 consisted primarily of general and administrative expenses, project costs and research and development expenses.

     General and administrative expenses in each of the nine months ended June 30, 1997 and the nine months ended June 30, 1996 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, sales and marketing, office rent and corporate insurance. General and administrative expenses were approximately $1,871,000 in the nine months ended June 30, 1997 and approximately $1,373,000 in the nine months ended June 30, 1996. The increase during the nine months ended June 30, 1997 of approximately $498,000 or 36.3%, from the corresponding fiscal 1996 period, resulted primarily from expenses incurred in support of the operational growth of the Company and in connection with the establishment and initial operations of the MISD, the DMISD and the Company's European clinical services laboratory.

     Project costs were approximately $1,427,000 during the nine months ended June 30, 1997 and were approximately $897,000 for the corresponding period in fiscal 1996. Project costs were comprised of professional salaries and benefits and allocated overhead. The increase during the nine months ended June 30, 1997 of approximately $530,000 or 59.1%, from the corresponding fiscal 1996 period was due primarily to the increase in resources applied by the Company to perform the increased scope of projects for which the Company was engaged to perform work, including projects generated by the Company's European clinical services laboratory.

     The gross margin percentage during the nine months ended June 30, 1997 decreased to 63.7% from 64.9% for the corresponding 1996 period. Such decrease is attributable primarily to the recognition of revenue in the nine months ended June 30, 1996 which resulted from the Company's termination of the co-marketing agreement referred to above. Without such revenue and gross profit, the gross margin percentage was 63.7% and 62.0% in the nine months ended June 30, 1997 and the nine months ended June 30, 1996, respectively. Such increase is attributable primarily to an increase in efficiency related to the performance of project-related activities and the increased mix of information management services which yielded higher margins partially offset by reduced pricing for certain core laboratory services.

     Research and development expenses during the nine months ended June 30, 1997 were approximately $171,000. Research and development expenses during the corresponding periods in fiscal 1996 were approximately $89,000. In each period, research and development expenses consisted of professional salaries and benefits and overhead charged to research and development projects. The increase during the nine months ended June 30, 1997 of approximately $82,000, or 92.1%, from the corresponding fiscal 1996 period resulted primarily from an increase in resources dedicated to research and development projects, including the MISD business unit. Research and development expenses in fiscal 1997 and 1996 periods focused on the design and coding of image display and image analysis software required to increase the efficiency of the Company's imaging laboratory operations. In addition, in the fiscal 1997 period, research and development expenses also included developmental work on the product line for the MISD business unit. There were no capitalized computer software development costs in the nine months ended June 30, 1997 and $85,000 of computer software development costs were capitalized in the nine months ended June 30, 1996. Such costs were capitalized in accordance with FASB Statement No. 86 after technological feasibility had been demonstrated. Such capitalization amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic useful life of the product. The Company may capitalize certain development costs in the future, as appropriate.

     Net interest income of approximately $27,000 in the nine months ended June 30, 1997 resulted from interest earned on cash balances offset in part by interest expense incurred in conjunction with certain equipment lease obligations. The Company earned greater interest income in the nine months ended June 30, 1997 than in the corresponding fiscal 1996 period due to higher cash balances.

     The Company's net income for the nine months ended June 30, 1997 was approximately $494,000, while the Company had net income of approximately $208,000 in the corresponding period in fiscal 1996. The Company's net income for the nine months ended June 30, 1997 resulted primarily from increased project related revenue in the Company's clinical trials services business, including revenue generated from its European clinical services laboratory and from continued efforts to improve operating efficiencies. Net income for the first nine months of fiscal 1996 resulted primarily from an increase in project-related services performed by the Company and the recognition of revenue by the Company resulting from the termination by the Company of the co-marketing agreement referred to above, coupled with a reduction in operating expenses by the Company as a result of cost controls implemented during fiscal 1995.

     Three Months Ended June 30, 1997 and 1996
     -----------------------------------------

     Project revenue for the quarters ended June 30, 1997 ("Third Quarter of Fiscal 1997") and 1996 ("Third Quarter of Fiscal 1996") was approximately $1,309,000 and $903,000 respectively, an increase of $406,000, or 45.0%. Project revenue in both periods consisted primarily of medical image processing and analysis and digital image management services, including computer-assisted masked readings and the data-basing of digital medical images and related clinical data. The increase in project revenue during the Third Quarter of Fiscal 1997 was primarily due to revenue generated by the Company's one European-based client and several new projects that the Company was engaged to perform work. Project revenue in the Third Quarter of Fiscal 1997 was derived from 16 clients and such revenue in the Third Quarter of Fiscal 1996 was derived from 12 clients. The Company generated $479,000, or 36.6%, of its project revenue for the Third Quarter of Fiscal 1997 from one European-based client.

     The Company's total operating expenses were approximately $1,192,000 in the Third Quarter of Fiscal 1997 and $843,000 in the corresponding quarter of 1996, an increase of $349,000, or 41.4%. Such increase was due primarily to an increase in salaries and fringe benefits associated with an increase in personnel to accommodate the operational growth of the Company coupled with the increased cost related to the MISD and the Company's European clinical services laboratory. Expenses related to the DMISD declined during the three months ended June 30, 1997 as the Company shifted resources to the MISD. The DMISD continues to be in the planning stages of operations. Total operating expenses in the Third Quarter of Fiscal 1997 and the Third Quarter of Fiscal 1996 consisted primarily of general and administrative expenses, project costs and research and development expenses.

     General and administrative expenses in each of the Third Quarter of Fiscal 1997 and the Third Quarter of Fiscal 1996 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, sales and marketing, office rent and corporate insurance. General and administrative expenses were approximately $644,000 in the Third Quarter of Fiscal 1997 and approximately $500,000 in the Third Quarter of Fiscal 1996. The increase during the Third Quarter of Fiscal 1997 of approximately $144,000, or 28.8%, from the corresponding fiscal 1996 quarter resulted primarily from expenses incurred in support of the operational growth of the Company and in connection with the establishment and initial operations of the MISD and the Company's European clinical services laboratory.

     Project costs were approximately $472,000 during the Third Quarter of Fiscal 1997 and, as in the same period in fiscal 1996, were comprised of professional salaries and benefits and allocated overhead. Project costs for the corresponding quarter in fiscal 1996 were approximately $330,000. The increase in project costs during the Third Quarter of Fiscal 1997 of approximately $142,000, or 43.0%, from the corresponding fiscal 1996 quarter was due primarily to the increase in resources applied by the Company to perform the increased scope of projects for which the Company was engaged to perform work, including projects generated by the Company's European clinical services laboratory.

     The gross margin percentage during the Third Quarter of Fiscal 1997 increased to 63.9% from 63.4% for the corresponding 1996 period. Such increase is attributable primarily to an increase in efficiency related to the performance of project-related activities and the increased mix of information management services which yielded higher margins partially offset by reduced pricing for certain core laboratory services.

     Research and development expenses during the Third Quarter of Fiscal 1997 were approximately $77,000. Research and development expenses during the corresponding quarter in fiscal 1996 were approximately $13,000. In each case, research and development expenses consisted of professional salaries and benefits and overhead charged to research and development projects. The increase during the Third Quarter of Fiscal 1997 of approximately $64,000, or 492.3%, from the corresponding fiscal 1996 period resulted primarily from an increase in resources dedicated to research and development projects, including the MISD business unit. Research and development projects during the quarters ended June 30, 1997 and 1996 focused on the design and coding of image display and image analysis software. In addition, research and development projects during the quarter ended June 30, 1997 also included developmental work on the product line for the MISD business unit. There were no capitalized computer software development costs in the Third Quarter of Fiscal 1997 and $25,000 of computer software development costs were capitalized in the Third Quarter of Fiscal 1996. Such costs were capitalized in accordance with FASB Statement No. 86 after technological feasibility had been demonstrated. Such capitalized amounts are amortized commencing with product introduction on a straight-line basis utilizing the estimated economic useful life of the product. The Company may capitalize certain development costs in the future, as appropriate.

     Net interest income of approximately $8,000 in the Third Quarter of Fiscal 1997 resulted from interest earned on cash balances, partially offset by interest expense incurred in connection with certain equipment lease obligations. The Company earned less interest income in the Third Quarter of Fiscal 1997 than in the corresponding fiscal 1996 quarter due to lower cash balances resulting from the timing of a receipt of payment from a major customer which was collected by the Company in the latter part of June 1997.

     The Company's net income for the Third Quarter of Fiscal 1997 was approximately $125,000, while the Company had net income of approximately $68,000 in the corresponding quarter of fiscal 1996. The Company's net income for the Third Quarter of Fiscal 1997 resulted primarily from increased project revenue from the Company's clinical trials service business, including revenue generated from its European clinical services laboratory and from continued efforts to improve operating efficiencies. Net income for the Third Quarter of Fiscal 1996 was attributable primarily to an increase in project-related services performed by the Company, coupled with a reduction in operating expenses resulting from cost controls implemented by the Company during Fiscal 1995.

                                     PART II
                                OTHER INFORMATION

     Item 5.   Other Information.

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

     On April 21, 1997, Andrew Reiter was elected to Vice President and Managing Director of the Company's European operations.

     On June 18, 1997, GKN Securities Corp. ("GKN") and certain of its designees (the "Exercising Securityholders") exercised outstanding underwriter's purchase options (the "UPOs") to purchase 630,000 shares (the "Shares") of Common Stock of Bio-Imaging Technologies, Inc. The following table sets forth the number of Shares underlying the Exercising Securityholders' UPOs:


                   Name of                     Number of Shares
           Exercising Securityholder         Underlying the UPOs
           -------------------------         -------------------

           GKN Securities Corp. ..........          206,500
           David Nussbaum ................          140,000
           Roger Gladstone ...............          140,000
           Robert Gladstone ..............          140,000
           Andrea Goldman ................            3,500


     Pursuant to instructions from such Exercising Securityholders, all of the Shares were issued to GKN. Giving effect to certain anti-dilution provisions of the UPOs, the Exercising Securityholders exercised each UPO at the current exercise price of $1.00 per share, representing aggregate gross proceeds to the Company from such exercise of $630,000. The UPOs were granted in June 1992 in connection with the Company's public offering of 1,000,000 units at $5.00 per unit, each unit consisting of one share of Common Stock and one Class G Warrant to purchase one share of Common Stock. GKN acted as the underwriter of such public offering. The Class G Warrants issuable upon the exercise of the UPOs expired unexercised in June 1996.

     The Company will not receive any of the proceeds from any sales of the Shares by GKN, if any. The Company has registered the Shares on a Registration Statement on Form S-3 (the "Form S-3") pursuant to the Securities Act of 1933, as amended, in accordance with its obligations under a registration rights agreement with the Exercising Securityholders. The Form S-3 was filed with the Securities and Exchange Commission on April 18, 1997.

Item 6.        Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          Exhibit No.         Description of Exhibit
          -----------         ----------------------

             10.1             Bracco S.p.A. Contract

             27               Financial Data Schedule


     (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed. The Company did, however, file a report on Form 8-K on July 3, 1997. Such report relates to the exercise by GKN Securities Corp. and certain of its designees of options to purchase shares of Common Stock of the Company.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIO-IMAGING TECHNOLOGIES, INC.




DATE:     July 24, 1997                By:  /s/ Donald W. Lohin
                                            -------------------
                                            Donald W. Lohin, Chairman, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)



DATE:     July 24, 1997                By:  /s/ Robert J. Phillips
                                            ----------------------
                                            Robert J. Phillips,
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal Financial and
                                              Accounting Officer)