Form 10KSB
period 1997-09-30
BIO IMAGING TECHNOLOGIES INC
filed 1997-12-18
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                           Commission File No. 1-11182

                         BIO-IMAGING TECHNOLOGIES, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


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


                                 (609) 883-2000
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------

Common Stock, $.00025 par                     Boston Stock Exchange
value per share


         Securities registered under Section 12(g) of the Exchange Act:

                                      None

      Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:      X                  No:
       --------                    --------


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


      State  Registrant's  revenues  for fiscal year ended  September  30, 1997:
$5,544,693


      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the Registrant: $6,015,775 at November 30, 1997 based on the average bid and asked prices on that date.



      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1997:

Class                                            Number of Shares
-----                                            ----------------

Common Stock, $.00025 par value                      7,773,878


      Transitional Small Business Disclosure Format

Yes:                         No:      X
       --------                    --------


      The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                              TABLE OF CONTENTS
                              -----------------


         Item                                                     Page
         ----                                                     ----

PART I   1.  Business...............................................1

         2.  Properties.............................................9

         3.  Legal Proceedings......................................9

         4.  Submission of Matters to a Vote of Security Holders....9

PART II  5.  Market for the Company's Common Equity and Related
             Stockholder Matters...................................10

         6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................12

         7.  Financial Statements..................................15

         8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................15

PART III 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16 (a) of the
             Exchange Act..........................................16

         10. Executive Compensation................................16

         11. Security Ownership of Certain Beneficial Owners
             and Management........................................16

         12. Certain Relationships and Related Transactions........16

         13. Exhibits, List and Reports on Form 8-K................17

SIGNATURES.........................................................18

EXHIBIT INDEX......................................................20

FINANCIAL STATEMENTS..............................................F-1

                                    PART I


ITEM 1.     BUSINESS.


General
-------


      Bio-Imaging Technologies, Inc. ("Bio-Imaging Technologies" or the "Company") is a biomedical information services company that provides medical image processing, digital image management and clinical data management services and software applications to the pharmaceutical, biotechnology and medical device industries. The Company specializes in the processing and analysis of medical images and in the data-basing and regulatory submission of medical images and related text, quantitative data and document-based information from human clinical trials.

      The Company has developed proprietary processes and software for conducting clinical studies in which medical imaging modalities are used to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. The Company's digital image processing and computer analysis techniques enable it to make highly precise measurements and biostatistical inferences about drug or device effects. The resulting data enable the Company's clients, and their regulatory reviewers (primarily the U.S. Food and Drug Administration, the "FDA") to evaluate product efficacy and safety. In addition, the Company has developed specialized computer services and software applications that enable radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format.

      The Company believes that it is at an early stage of market penetration and is directing its marketing and sales efforts towards those clinical development areas that have the highest current reliance upon medical imaging. These areas include oncology, central nervous system, musculoskeletal and cardiovascular therapeutics and diagnostics.

      In February 1997, the Company opened its European office and core laboratory in Leiden, the Netherlands. The Company manages its services for European based clinical trials from this laboratory. The information services offered by the European operations encompass a full array of medical imaging core laboratory and digital management services.

      The Company was incorporated in Delaware in 1987 under the name Wise Ventures, Inc. The Company's name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of the Company's principal executive offices is 830 Bear Tavern Road, West Trenton, New Jersey, 08628, and its telephone number is 609-883-2000.


Business Areas
--------------

      Medical Imaging Core Laboratory Services
      ----------------------------------------

      Bio-Imaging Technologies is a leading provider of medical imaging core laboratory services exclusively for commercial clinical development purposes. The Company's imaging core laboratory facilities provide centralized image data collection, processing, analysis and archival services for clinical trials conducted worldwide. The imaging core laboratories are designed for high-volume processing of analog (film) and digital image data in a secure environment that complies with regulatory guidelines for clinical data management.

      Imaging data are received by the core laboratories from clinical trial sites, typically major academic or community hospitals. The Company has developed procedures for data tracking and quality control that it believes to be of significant value to its clients. The Company's core laboratories contain specialized hardware and software for translation of digital data or digitization of films, so that all data can be standardized, regardless of source. The Company believes its ability to handle most commercially available image file formats is a valuable technical asset and important competitive advantage in gaining new business for large global multi-center clinical trials.

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


      Image-Based Information Management Services
      -------------------------------------------

      The Company provides a variety of clinical information management services enhanced by computer software applications that are designed to accommodate the unique requirements and large volume of medical image data. Bio-Imaging Technologies' information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials. The Company's Computer Assisted Masked Reading ("CAMR") system offers numerous advantages over conventional film-based medical image reading systems, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.

      Using the Company's CAMR system, medical specialists can review medical image data from clinical trials in digital format. The CAMR system can display all modalities of imaging data regardless of source equipment. In addition, the system can display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients' response to therapy, or to determine if patients qualify to be entered into studies. By using the CAMR system to read and evaluate image data, medical specialists can achieve greater reading speed than is possible with film, and can perform evaluations in a more objective, reproducible manner. The Company has three CAMR systems at each of its facilities. The Company is also developing the systems and processes that will allow remote CAMR systems to be located on the premises of the individual medical specialists who are chosen to perform the analysis.

      The Company has developed a proprietary image database software application, called Bio/ImageBase(R), that enables the Company's clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM disks, Bio/ImageBase(R) can allow clients and their FDA medical reviewers to review medical images and related clinical data. The Company believes that Bio/ImageBase(R) offers the potential to decrease review time and result in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices.

      The Company's Bio/ImageBase(R) software has been installed at several client sites and on certain computer systems at the FDA. The Company has been using its Bio/ImageBase(R) software to submit medical images and related data to the FDA since mid-1993. In March 1996, Bio/ImageBase(R) was cited in the FDA's 1996 Computer-Assisted Product License Application Guidance Manual as an acceptable database for submission of imaging data.


      Other Services
      --------------

      The Company provides expert technical consulting, training and end-user support services. For clinical trial projects, the Company's experts assist in imaging trials design and in the evaluation of hospital sites that will participate in studies. The Company also consults with clients regarding regulatory issues involved in the design, execution, analysis and submission of imaging trials.

      In October 1996, the Company established two new business units, the Marketing Information Services Division (the "MISD") and the Data Management and Information Systems Division (the "DMISD"). The MISD focuses on development and sales of medical imaging-oriented, laptop computer-based sales and marketing support presentation software and databases. The DMISD will focus on providing clinical database management services and products. Both business units are currently in the product development phase. The Company has determined to focus its resources on its core business areas while continuing to evaluate the marketability of these two new business units.



Target Markets
--------------

      The Company's primary target market includes pharmaceutical, biotechnology and medical device companies whose clinical development pipelines include drugs, biologics or devices that are typically evaluated by medical imaging methods. This target market includes the top 50 international pharmaceutical companies as well as over 100 biotechnology companies with products currently in the clinical development pipeline.

      Classes of drugs which fall within Bio-Imaging Technologies' marketing focus include:

      Cancer Therapeutics
      -------------------

      Over 390 new therapies are currently under development by various pharmaceutical companies for the treatment of cancer. For solid tumor studies, medical imaging modalities are used to determine the response of treated and untreated tumors. These medical images are evaluated by medical specialists during the course of oncology clinical trials to determine not only the extent of disease, but also changes in tumor size over time.

      In March 1996, the FDA announced new guidelines, aimed at accelerating access to new drugs, for the review and approval of new cancer therapies. These new regulatory guidelines place greater emphasis on shrinkage of tumors as an early indicator of anti-tumor efficacy. Bio-Imaging Technologies believes that these new FDA guidelines may continue to have a favorable impact on its business as pharmaceutical and biotechnology companies may have an increased need for specialized medical imaging services to conduct their oncology clinical trials.


      Central Nervous System Therapeutics
      -----------------------------------

      Currently, there are over 240 drugs in development by various pharmaceutical companies for treatment of diseases and conditions of the central nervous system, most of which are evaluated with the aid of medical imaging. Most later-stage clinical trials for these serious and costly conditions involve the subjective or objective evaluation of medical image data. The Company believes that its central nervous system clinical trials business may increase as more therapies progress through the research pipeline.

      Bio-Imaging Technologies has become a leader in medical imaging services for the clinical evaluation of a new class of drugs, called neuroprotectants, to treat ischemic stroke. Furthermore, Bio-Imaging is among the first academic and commercial research groups conducting stroke studies with new imaging technology called functional magnetic resonance imaging ("MRI").


      Diagnostic Imaging Agents
      -------------------------

      Bio-Imaging Technologies has played an important role working with its clients in the development of diagnostic imaging agents which are designed to diagnose disease conditions more quickly and accurately in their development in order to facilitate earlier and more accurate treatment. The Company's experience in this area ranges from new diagnostics for gastrointestinal, abdominal, breast and brain tumor imaging, to new diagnostics for cardiovascular disease, infectious disease, peripheral vascular disease, Alzheimer's Disease and Parkinson's Disease.


      Musculoskeletal Therapeutics
      ----------------------------

     Musculoskeletal clinical trials, such as those focused on arthritis and osteoporosis, include radiologic evaluation of the bones and joints to determine drug efficacy. The Company believes that demand among drug developers for its digital imaging technology and services will increase as new classes of biotechnology-derived drugs enter and progress through the clinical development pipeline.

      Cardiovascular Therapeutics
      ---------------------------

      Currently, there are over 180 drugs in development by various pharmaceutical companies for the diagnosis and treatment of cardiovascular diseases and conditions which are evaluated with the aid of medical imaging. The Company's services can play an important role in the development of new in vivo diagnostic agents for the detection and treatment of these conditions.



Market Trends
-------------

      The Company believes that demand for its services and technologies should grow because of a variety of favorable regulatory, technological and market trends:

o The beneficial impact of FDA initiatives to streamline the regulatory submission and review process are beginning to be realized. The FDA is investing in new information technology and has begun the process of formulating and disseminating guidelines for submission of electronic data, including medical images. The Company expects submission of image data to be a requirement in key areas such as solid tumor oncology trials.

o Restructuring and downsizing in the pharmaceutical industry has resulted in increased outsourcing of certain research and data management activities. Currently, over $4 billion in research services are outsourced to contract clinical research organizations and universities. Industry estimates place growth of outsourcing between 20% to 30% per year.

o The pharmaceutical industry has identified information management as a key to competitive advantage, and is investing in new technology to solve data management challenges. Companies are incorporating digital images into their information infrastructure and need specialized expertise for the unique requirements of digital image data.

o Digital technologies for data acquisition and management are rapidly penetrating the radiology community.

o New classes of drugs to treat conditions traditionally evaluated by imaging are entering or progressing through the clinical development pipeline, leading to increased demand for medical imaging-related services.

o     The  biotechnology  drug development  pipeline is maturing.  Consequently, more biologics are entering or progressing through the clinical development process, leading to an increased demand for medical imaging-related research services.

o An increase in the use of digital medical images in clinical trials, especially for important drug classes such as neurologic, muskuloskeletal, cardiovascular and oncologic therapeutics and diagnostic imaging agents may require processing, analysis, data management and submission services.



Research and Development
------------------------

      The Company's research and development efforts are focused on a variety of inter-related services and products geared toward the evolving needs of the clinical development marketplace. Increases in microprocessor speed, data storage capacity and imaging hardware performance are driving the gradual changeover of medical imaging from film-based to digital data. Related improvements in software performance, network bandwidth and telecommunications technology have created entirely new products and services for the transmission of medical image data. Bio-Imaging Technologies anticipates that many of the positive changes that these new imaging technologies are bringing to the healthcare system in general will have a particularly important impact on the drug and medical device development process. This impact may be especially important in the area of clinical information management.

      Drawing upon its core medical imaging technology and clinical development expertise, Bio-Imaging Technologies is developing services and software tools that will enable client companies to manage, integrate and evaluate their data in more useful and meaningful ways. As a common theme throughout its research and development efforts, the Company is drawing upon the power of computers and medical imaging to communicate complex clinical information visually. As a central tenet of its research and development efforts, the Company pursues opportunities that are strongly related to its current business and which are clearly supported by current client demand. The Company's research and development efforts will focus on broadening its information management, data-basing and networking capabilities for the linkage of clinical-trials-related medical images to other clinical data.



Patents, Trade Secrets and Licenses
-----------------------------------

      Proprietary protection for the Company's computer-imaging programs, processes and know-how is important to its business. The Company relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. To date the Company has sought trademark and copyright protection for certain computer software programs and is seeking patent protection for its other proprietary technology where applicable. Bio-Imaging Technologies requires all employees, consultants and contractors to execute confidential disclosure agreements as a condition of employment or engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of trade secret information. In addition, to the extent the Company relies on trade secrets and know-how to maintain its competitive technological position, there can be no assurance that others may not develop independently the same or similar techniques.


Government Regulation
---------------------

      The research and development, manufacture and marketing of drugs and medical devices are subject to stringent regulation by the FDA in the United
States  and  by  comparable   authorities
      in other countries. In addition, regulations imposed by other federal agencies, as well as state and local authorities, may impact such research and development, manufacturing and marketing.

      The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacturing and marketing of drugs and medical devices. These procedures and safety standards include, among other things, the completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or device for its recommended conditions or use. The Company advises its clients in the execution of clinical trials and other drug and device developmental tasks. The Company does not administer drugs to or utilize medical devices on patients.

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

     Recent changes in the FDA's policy for the evaluation of therapeutic oncology agents can have a positive impact on the time to market of such therapeutics. According to the guidelines announced on March 29, 1996, approval times for new cancer therapies can be shortened if evidence of tumor shrinkage is verifiable and demonstrable through the use of objective measurement techniques. These guidelines place much greater reliance on the use of medical image data to demonstrate objective tumor shrinkage. In addition, in March 1997, the FDA announced new guidelines aimed at accelerating all therapeutic categories through the use of surrogate markers such as imaging endpoints. The
Company believes the FDA's initiatives to streamline and accelerate the submission and review process of therapeutic agents may have a favorable impact on the Company's business.

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



Competition
-----------

      As a favorable sign of growth in the clinical trials-related medical imaging services business, the Company continues to experience an increase in competition from academic research centers and new commercial competitors. During the past year, major conventional contract research organizations have either started or acquired divisions to address the need for medical imaging services as it relates to clinical trials. Academically-oriented imaging laboratories continue as the Company's primary competition. As competition increases, Bio-Imaging will add value-added services and undertake marketing and sales programs to differentiate its services based on clinical trial experience, therapeutic experience and imaging experience. Competition in the Company's industry has resulted in additional pressure being placed on price, service, quality, professional reputation and technology. There can be no assurance that the Company's competitors or clients will not develop and utilize technology similar or superior to that utilized by the Company. Any such competition could have a material adverse impact on the Company. The Company's competitive position also depends upon its ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how. As part of its overall strategy, Bio-Imaging Technologies will monitor competitive developments and will evaluate appropriate defensive mechanisms.



Marketing and Sales
-------------------

      Bio-Imaging Technologies markets and sells its services and software products directly to its target market through its staff. At the present time, the Company believes that the complexity of its technology and applications requires the use of a dedicated sales force. The Company's Marketing and Sales consists of a Senior V.P. of Marketing and Sales, a Director of Client Technical Services, three Regional Managers of Client Technical Services, a Director of Clinical Services, Europe and a Manager, Business Development.

      The Company's selling efforts are focused on North America and Western Europe. Sales efforts currently are directed from the Company's headquarters in New Jersey. The Company began a European-based sales effort in 1997 and anticipates adding to its sales force during 1998. In 1998, the Company expects to launch other business development initiatives targeted at potential clients in its major service areas. The Company will evaluate appropriate co-marketing activities to augment its own business development efforts.



Significant Clients
-------------------

      During fiscal 1997, two clients, including one European-based client, accounted for approximately 47% of the Company's consolidated project revenue. The one European-based client represented approximately 34% of such revenue while the other client represented approximately 13% of such revenue. These contracts are terminable by the Company's clients at any time and for any reason. Loss of any of these clients or a reduction in services provided to these clients would have a material adverse effect on the Company's business, financial condition and results of operations.



Employees
---------

      As of September 30, 1997, the Company had 34 full-time employees, six of whom are officers of the Company, and four part-time employees.

      Of the Company's full-time employees as of September 30, 1997, six were engaged in sales and marketing, 22 were engaged in client related projects and in-house research and development and six were engaged in administration and management. A significant number of the Company's management and professional employees have had prior experience within the clinical research, drug development and pharmaceutical industries. Bio-Imaging Technologies believes that it has been successful in attracting skilled and experienced personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by collective bargaining agreements and the Company has experienced low turnover among its employees. All of the Company's employees are covered by confidentiality and non-competition agreements. The Company cannot provide assurances as to the enforceability of such agreements. Bio-Imaging Technologies has entered into an employment contract with one of its key officers. See "Item
10. Executive Compensation." Bio-Imaging Technologies considers relations with its employees to be good.

      The Company had several management changes during 1997. Richard S. Mink resigned as Senior Vice President and General Manager of the MISD in April 1997. In addition, in April 1997, the Company appointed Anthony P. Nowicki, Senior Vice President and General Manager of the DMISD, to manage the MISD. On April 21, 1997, Andrew Reiter was elected to Vice President and Managing Director of the Company's European operations. On June 18, 1997, Donald W. Lohin was elected Chairman of the Board and Dr. James J. Conklin was named Chairman Emeritus. On August 11, 1997, Mark L. Weinstein was elected to Senior Vice President, Sales and Marketing.



ITEM 2.  PROPERTIES.
--------------------

      The Company leases approximately 9,100 square feet of office space in West Trenton, New Jersey. The lease expires November 30, 1998 and provides for a base rent of approximately $9,400 per month through that date. The Company also leases approximately 4,000 square feet of office space in Leiden, the Netherlands. The lease expires February 14, 2000 and provides for a base rent of approximately $4,700 per month with an annual inflation increase. The Company believes that these facilities will be adequate for its needs for the foreseeable future, but continuously evaluates its property needs.



ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

      There is no material litigation pending to which the Company is a party or to which any of its property is subject.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      None.

                                   PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

      Since June 18, 1992, the Common Stock has been traded on the Nasdaq SmallCap Market under the symbol BITI.

      The following table sets forth the high and low sales bid quotations for the Common Stock for each of the quarters since the quarter ended December 31, 1995 as reported on the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Quarter                              Common
 Ended                               Stock
 -----                               ------
                                High        Low
                                ----        ---
December 31, 1995............   0.875       0.50
March 31, 1996...............   0.875       0.50
June 30, 1996................   1.75        0.50
September 30, 1996...........   1.313       0.938
December 31, 1996............   1.625       1.0625
March 31, 1997...............   2.125       1.25
June 30, 1997................   1.5625      1.0625
September 30, 1997...........   1.875       1.0625

      Since June 18, 1992, the Common Stock also has been listed on the Boston Stock Exchange ("BSE") under the symbol BIT.

      The following table sets forth the high ask and low bid quotations for the Common Stock for each of the quarters since the quarter ended December 31, 1995 as reported on the BSE.


Quarter                                Common
 Ended                                 Stock
 -----                                 ------
                                High        Low
                                ----        ---
December 31, 1995............   1.125       0.50
March 31, 1996...............   0.875       0.50
June 30, 1996................   1.688       0.50
September 30, 1996...........   1.438       0.813
December 31, 1996............   1.875       0.9375
March 31, 1997...............   2.375       1.25
June 30, 1997................   1.75        1.0625
September 30, 1997...........   1.875       1.00


      As of November 30, 1997, the approximate number of holders of record of the Common Stock was 103 and the approximate number of beneficial holders of the Common Stock was
1,024.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize will be retained to finance the growth of the Company. However, the Company's issued and outstanding shares of Series A Preferred Stock (the "Preferred Stock") provide the holders thereof to certain dividends rights. Such holders are entitled to receive cumulative dividends, in an annual amount per share equal to 8.0% of the preferential amount, as defined in the Company's certificate of designation (currently the preferential amount is $1.20 and the annual dividend per share of outstanding Preferred Stock is $0.096). Such preferential amount may from time to time be adjusted in certain circumstances. In November 1996, the Company paid to the holders of its Preferred Stock an aggregate amount of $21,222 which amount represented accrued cumulative dividends for the period from December 21, 1995 through and including June 30, 1996. In January 1997, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000 which amount represented accrued cumulative dividends for the period from July 1, 1996 through and including December 31, 1996. In September 1997, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000 which amount represented accrued cumulative dividends for the period from January 1, 1997 through and including June 30, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------


Results of Operations
---------------------

      The Company attributes its improved performance for fiscal 1997 primarily to the increase in project revenue. The Company believes that demand for its services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic image agents, should generate large amounts of image data that will require processing, analysis, data management and submission services. There can be no assurance, however, that demand for the Company's services and technologies will experience continued or sustainable growth or that additional revenue generating opportunities will be realized by the Company.

      Certain statements included in the Form 10-KSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continuation of the trends favoring outsourcing of biomedical information technology services by pharmaceutical and biotechnology companies and trends favoring the use of such information technologies by the United States Food and Drug Administration, the anticipated growth of the Company's business, the information concerning existing client contracts, the timing of the development and implementation of the Company's new service offerings and the utilization of such services by the Company's clients, and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.


      Years Ended September 30, 1997 and 1996
      ---------------------------------------

     Total project revenue for the years ended September 30, 1997 and 1996 was approximately $5,545,000 and $3,657,000, respectively, an increase of approximately $1,888,000 or 52%. Project revenue in fiscal 1997 was derived from 22 clients and revenue in fiscal 1996 was derived from 20 clients. Revenue for the year ended September 30, 1997 was higher than revenue for the year ended September 30, 1996 primarily as a result of revenue generated by the Company's one European-based client and to a lesser extent new projects that the Company was engaged to perform work. The Company's scope of work in both fiscal years included medical imaging core laboratory services and image-based information management services. In addition, especially during the third and fourth quarters of fiscal 1997, the Company completed a higher volume of work on several projects which encompassed high revenue tasks within the image-based information management services. The Company generated approximately $1,888,000, or 34%, of project revenue for the year ended September 30, 1997 from the one European-based client. Revenue for the year ended September 30, 1996 included a one-time recognition by the Company of $192,000 in revenue and earnings resulting from the termination by the Company of a co-marketing agreement with Covance Inc.

      Project costs of approximately $1,938,000 during the year ended September 30, 1997 were comprised of professional salaries and benefits and allocated overhead. Project costs for fiscal 1996 were approximately $1,284,000. The increase during the year ended September 30, 1997, of approximately $654,000, or 51%, from fiscal 1996, resulted primarily from the increase in resources applied by the Company to perform the increased scope of projects for which the Company was engaged to perform work, including the Company's European clinical services laboratory.

     The gross margin percentages during the years ended September 30, 1997 and 1996 were 65%. Without the revenue and gross profit from the termination of the co-marketing agreement referred to above, the gross margin percentage was 65% and 63% for the year ended September 30, 1997 and the year ended September 30, 1996, respectively. Such increase is attributable primarily to an increase in efficiency related to the performance of project-related activities and the increased mix of information management services which yielded higher margins partially offset by reduced pricing for certain services.

      General and administrative expenses for the year ended September 30, 1997 and the year ended September 30, 1996 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $1,789,000 for the year ended September 30, 1997 and approximately $1,259,000 for the year ended September 30, 1996. The increase for the year ended September 30, 1997 of approximately $530,000 or 42%, from the corresponding fiscal 1996 period, resulted primarily from expenses incurred in support of operational growth of the Company and in connection with the establishment and initial operations of the MISD, the DMISD and the Company's European clinical services laboratory. As of September 30, 1997, the operations of the MISD and DMISD had not realized any revenue.

      Sales and marketing expenses of approximately $834,000 during the year ended September 30, 1997 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses for fiscal 1996 were approximately $624,000. The increase during the year ended September 30, 1997, of approximately $210,000, or 34%, from fiscal 1996, resulted primarily from the increase in personnel and resources dedicated to sales and marketing efforts.

      Research and development expenses during the year ended September 30, 1997 and 1996, were approximately $246,000 and $134,000, respectively. In each period, research and development expenses consisted of professional salaries and benefits and overhead charged to research and development projects. The increase in such expenses during the year ended September 30, 1997 of approximately $112,000, or 84%, from fiscal 1996, resulted primarily from an increase in resources dedicated to research and development projects. Research and development expenses in fiscal 1997 and 1996 focused on the design and coding of image display and image analysis software required to increase the efficiency of the Company's imaging laboratory operations. In addition, in fiscal 1997, research and development expenses also included developmental work on the product line for the MISD business unit. There was approximately $43,000 of capitalized computer software development costs in the year ended September 30, 1997 and approximately $100,000 of computer software development costs were capitalized in the year ended September 30, 1996. Such costs were capitalized after technological feasibility had been demonstrated in accordance with FASB Statement No. 86. Such capitalized amounts are amortized commencing with the product introduction on a straight-line basis utilizing the estimated economic useful life of the product. The Company may capitalize certain development costs in the future, as appropriate.

      The Company's total operating expenses were approximately $4,807,000 in fiscal 1997 and $3,300,000 in fiscal 1996, an increase of approximately $1,507,000 or 46%. Total operating expenses during the years ended September 30, 1997 and 1996 consisted primarily of general and administrative expenses, sales and marketing expenses, project costs, and research and development expenses.

      Net interest income of approximately $53,000 during the year ended September 30, 1997, resulted from interest earned on cash balances, offset in
part  by  interest   expense   incurred  in  conjunction  with  equipment  lease
obligations. The Company earned greater interest income in the year ended September 30, 1997 than in the year ended September 30, 1996 due to higher cash balances. Net interest income was approximately $25,000 in fiscal 1996.

      The Company's net income for the year ended September 30, 1997 was approximately $791,000 while the Company had net income of approximately $382,000 in fiscal 1996. The Company's net income for fiscal 1997 resulted primarily from increased revenue in the Company's clinical trials services business, including revenue generated from its European clinical services laboratory and from continued efforts to improve operating efficiencies. The Company's net income for fiscal 1996 resulted primarily from project-related services performed by the Company and the recognition of revenue by the Company resulting from the termination by the Company of the co-marketing agreement referred to above.


Liquidity and Capital Resources
-------------------------------

     At September 30, 1997, the Company had cash and cash equivalents of approximately $2,368,000. On June 18, 1997, GKN Securities Corp. ("GKN") and its designees exercised underwriter's purchase options ("UPOs") to purchase 630,000 shares of Common Stock at an exercise price of $1.00 per share, after giving effect to certain anti-dilution provisions of the UPOs. The Company received aggregate net proceeds of approximately $600,000 as a result of such exercise of the UPOs. On September 25, 1997, Investment Partners of America exercised 833,334 warrants at $.63 per share, after giving effect to certain anti-dilution provisions of the warrants. The Company received aggregate net proceeds of approximately $525,000 as a result of such exercise of the warrants.

     In November 1996, the Company paid to the holders of its Preferred Stock an aggregate amount of $21,222 which amount represented accrued cumulative dividends for the period from December 21, 1995 through and including June 30, 1996. In January 1997, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000 which amount represented accrued cumulative dividends for the period from July 1, 1996 through and including December 31, 1996. In September 1997, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000 which amount represented accrued cumulative dividends for the period from January 1, 1997 through and including June 30, 1997.

     Working capital at September 30, 1997 was approximately $2,848,000.

      The  Company  had,  as  of  September  30,  1997,  invested  approximately
$3,853,000 in capital and leasehold improvements, of which approximately $565,000 had been funded through capital leases. The Company currently anticipates that capital expenditures for the next fiscal year will approximate $750,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

      The Company anticipates that its cash as at September 30, 1997 will be sufficient to fund working capital needs and capital requirements through fiscal 1998.


Existing Contracts
------------------

     During fiscal 1997, the Company signed approximately $6,158,000 in new project contracts. As of November 30, 1997, the Company had entered into contracts with 14 companies to provide services in the aggregate amount of approximately $7,550,000 through February, 1999, of which services valued at approximately $2,730,000 remain to be completed. Such contracts are subject to termination by the Company or its clients at any time or for any reason and, therefore, revenue generated by the Company may not meet initial contract values.



ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

      The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

      None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -------------------------------------------------------------

      The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.



ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

      The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

      The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.
--------------------------------------------------

(a)   (1)   Financial Statements.


            Reference is made to the Index to Financial Statements on Page F-1.


(a)   (2)   Financial Statement Schedules.


            None.


(a)   (3)   Exhibits.


            Reference is made to the Index to Exhibits on Page 20.


      (b)   Reports on Form 8-K.


            On July 3, 1997, the Company filed a report on Form 8-K relating the exercise by GKN Securities Corp. and certain of its designees of options to purchase 630,000 shares of Common Stock of the Company.


            On October 8, 1997, the Company filed a report on Form 8-K relating the exercise by Investment Partners of America, L.P. and certain of its designees of warrants to purchase 833,334 shares of Common Stock of the Company.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of December, 1997.


                                          BIO-IMAGING TECHNOLOGIES, INC.



                                          By: /s/Donald W. Lohin
                                          --------------------------------
                                          Donald W. Lohin, Chairman of the
                                          Board, President and Chief
                                          Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                         Date
---------                            -----                         ----


/s/Donald W. Lohin              Chairman of the Board,         December 18, 1997
---------------------------     President and Chief
Donald W. Lohin                 Executive Officer and Director
                                (principal executive
                                officer)


/s/James J. Conklin, M.D.       Chairman Emeritus,             December 18, 1997
---------------------------     Chief Scientific Officer
James J. Conklin, M.D.          and Director


/s/Robert J. Phillips           Vice President and Chief       December 18, 1997
---------------------------     Financial Officer
Robert J. Phillips              (principal financial and
                                accounting officer)


/s/Jeffrey H. Berg, Ph.D.       Director                       December 18, 1997
---------------------------
Jeffrey H. Berg, Ph.D.


/s/Harris Koffer, Pharm.D.      Director                       December 18, 1997
---------------------------
Harris Koffer, Pharm.D.


                                Director
---------------------------
Charles C. Harwood, Jr.


/s/Jeffrey S. Hurwitz, Esq.     Director                       December 18, 1997
---------------------------
Jeffrey S. Hurwitz, Esq.


/s/James A. Taylor, Ph.D.       Director                       December 18, 1997
---------------------------
James A. Taylor, Ph.D.

                                  EXHIBIT INDEX
                                  -------------


Exhibit
 No.                                Description of Exhibit
-------                             ----------------------

3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.) (Amendments incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 and to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995.)

3.2 By-Laws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

4.1          Specimen Common Stock  Certificate.  (Incorporated  by reference to
             Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

4.2 Registration Agreement dated October 13, 1994 between the Company and Corning Pharmaceuticals Services Inc., now Covance, Inc. ("Covance") (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 13, 1994.)

4.3 Form of Warrant dated October 13, 1994 between the Company and Covance.(Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 13, 1994.)

4.4 Purchase Agreement for Units of Convertible Preferred Stock and Warrants dated December 8, 1995 between Investment Partners of America, L.P., as Purchaser, and the Company, including material exhibits (including the Certificate of Designation for the Convertible Preferred Stock). (Incorporated by reference to Exhibit
             4.1 to the Company's Current Report on Form 8-K dated December 22, 1995.)

10.1         Lease   between   Mountain   View  Office  Park  and  the  Company.
             (Incorporated by reference to (i) Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992, (ii) Exhibit 10.1 to the
             Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, (iii) Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, and (iv) Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995), as amended effective September 5, 1996 (Incorporated by Reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996).

Exhibit
 No.                                Description of Exhibit
-------                             ----------------------

10.2* 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

10.3* 401(k) Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

10.4 Amended and Restated Exclusive License Agreement between the Company and Loats Associates, Inc. ("LAI") (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.) See Exhibit 10.15 for Amendment to License Agreement.

10.5 Form of Employee's Invention Assignment, Confidential Information and Non-Competition Agreement. (Incorporated by reference to
             Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.)

10.6 Amendment dated June 21, 1994 to the Amended and Restated License Agreement between LAI and the Company. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.)

10.7         Voting  Agreement  dated October 13, 1994 between the Company,  Dr.
             James J. Conklin and Covance.(Incorporated  by reference to Exhibit
             10.1 to the Company's Current Report on Form 8-K dated October 13, 1994.)

10.8 Stock Purchase Agreement dated October 13, 1994 between the Company and Covance. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 13, 1994.)

10.9 Master Lease Agreement dated April 25, 1994 by and between the Company and Wasco Funding Corp. and schedules thereto dated May 9, 1995 and August 31, 1995. (Incorporated by reference to Exhibit
             10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

10.10* Employment Agreement including Invention Assignment and Confidential Information Agreement dated January 30, 1996, by and between the Company and Donald W. Lohin. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.)

Exhibit
 No.                                Description of Exhibit
-------                             ----------------------

10.11        Consulting  Agreement  by and between  the  Company and  Investment
             Partners Capital & Management Corp. dated June 26, 1996. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.)

10.12 Purchase Agreement for Units of Convertible Preferred Stock and Warrants dated December 8, 1995 between Investment Partners of
             America, L.P., as Purchaser and the Company, including material exhibits. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 22, 1995.)

10.13 Master Clinical Services Agreement between the Company and Bracco S.p.A. dated January 1, 1997. (Incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.)

21.1         List of Subsidiaries of Registrant.

23.1         Consent of Goldstein Golub Kessler & Company, P.C.

27.1         Financial Data Schedule for the year ended September 30, 1997.


----------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.


      (b)   Financial Statement Schedules

            None

                                 Bio-Imaging Technologies, Inc. and Subsidiaries


                                                                        CONTENTS
--------------------------------------------------------------------------------


Independent Auditor's Report                                                F-2

Consolidated Financial Statements:

Balance Sheet                                                               F-3
Statement of Operations                                                     F-4
Statement of Stockholders' Equity                                           F-5
Statement of Cash Flows                                                     F-6
Notes to Consolidated Financial Statements                            F-7 - F-15

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Bio-Imaging Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Bio-Imaging Technologies, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

October 9, 1997



                                                       Bio-Imaging Technologies, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEET


September 30,                                                                 1997            1996
------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
Cash and cash equivalents (Note 1) ...................................    $ 2,367,658     $ 1,377,633
Restricted cash (Note 3) .............................................           --            60,000
Accounts receivable, net of allowance for doubtful accounts of $20,000
   and $60,000 in 1997 and 1996, respectively (Notes 1 and 6) ........      1,214,052         879,183
Prepaid expenses and other current assets ............................         88,518          12,460
------------------------------------------------------------------------------------------------------
Total current assets .................................................      3,670,228       2,329,276
Property and Equipment, net (Notes 1, 2 and 3) .......................      1,669,678       1,198,943
Deferred Income Tax Asset, net of valuation allowance of $1,800,000
   and $2,100,000 in 1997 and 1996, respectively (Note 7) ............           --              --
Other Assets .........................................................         67,076           5,852
------------------------------------------------------------------------------------------------------
Total Assets .........................................................    $ 5,406,982     $ 3,534,071
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Deferred revenue (Note 1) ............................................    $   414,360     $   635,562
Accounts payable .....................................................         81,832          74,180
Accrued expenses and other current liabilities .......................        239,351         268,000
Current maturities of long-term debt (Note 3) ........................         87,084          91,382
------------------------------------------------------------------------------------------------------
Total current liabilities ............................................        822,627       1,069,124
Long-term Debt (Note 3) ..............................................         12,794          99,878
------------------------------------------------------------------------------------------------------
Total liabilities ....................................................        835,421       1,169,002
------------------------------------------------------------------------------------------------------
Commitments (Note 5)
Stockholders' Equity (Note 4):
Preferred stock - $.00025 par value; authorized 3,000,000
   shares, issued 416,667 shares ($500,000 liquidation preference) ...            104             104
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 7,753,878 and 5,968,550 shares in 1997
   and 1996, respectively ............................................          1,939           1,493
Additional paid-in capital ...........................................      9,215,603       7,739,688
Accumulated deficit ..................................................     (4,646,085)     (5,376,216)
------------------------------------------------------------------------------------------------------
Stockholders' equity .................................................      4,571,561       2,365,069
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity ...........................    $ 5,406,982     $ 3,534,071
======================================================================================================



See Notes to Consolidated Financial Statements

                             Bio-Imaging Technologies, Inc. and Subsidiaries


CONSOLIDATED STATEMENT OF OPERATIONS


Year ended September 30,                            1997            1996
----------------------------------------------------------------------------

Project revenue (Notes 1, 6 and 8) ...........  $ 5,544,693     $ 3,657,320

Project costs ................................    1,937,872       1,284,180
----------------------------------------------------------------------------

Gross profit .................................    3,606,821       2,373,140

General and administrative expenses ..........    1,788,548       1,258,556

Sales and marketing expenses .................      834,092         623,512

Research and development expenses ............      246,240         133,766
----------------------------------------------------------------------------

Income from operations .......................      737,941         357,306

Interest income ..............................       68,232          48,514

Interest expense (Note 3) ....................      (14,820)        (23,696)
----------------------------------------------------------------------------

Net income ...................................      791,353         382,124

Dividends on preferred stock (Note 4) ........       40,000          31,038
----------------------------------------------------------------------------

Net income applicable to common stock ........  $   751,353     $   351,086
============================================================================

Net income per common share (Note 1) .........  $       .10     $       .06
============================================================================

Weighted average number of common and common
   equivalent shares outstanding (Note 1) ....    7,590,484       6,183,735
============================================================================



See Notes to Consolidated Financial Statements



                                                                                    Bio-Imaging Technologies, Inc. and Subsidiaries


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                          Additional
                                   Preferred      Stock              Common Stock          Paid-in       Accumulated   Stockholders'
                                    Shares        Amount           Shares    Amount        Capital        Deficit         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1995 ............          --         --          5,889,350   $  1,473      $ 7,217,129   $(5,758,340)   $ 1,460,262

Issuance of preferred stock
through private placement
transaction (Note 4) ..........       416,667   $    104             --         --            433,229          --          433,333

Stock options exercised
(Note 4) ......................          --         --             14,200          4           14,446          --           14,450

Issuance of common stock to
employees' savings plan
(Note 5) ......................          --         --             65,000         16           74,884          --           74,900

Net income ....................          --         --               --         --               --         382,124        382,124

-----------------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1996 ............       416,667        104        5,968,550      1,493        7,739,688    (5,376,216)     2,365,069

Stock options exercised
(Note 4) ......................          --         --            245,275         61          283,099          --          283,160

Warrants exercised (Note 4) ...          --         --          1,463,334        366        1,124,634          --        1,125,000

Issuance of common stock to
employees' savings plan
(Note 5) ......................          --         --             76,719         19           68,182          --           68,201

Dividends on preferred stock ..          --         --               --         --               --         (61,222)       (61,222)

Net income ....................          --         --               --         --               --         791,353        791,353

-----------------------------------------------------------------------------------------------------------------------------------

Balance at September
30, 1997 ......................       416,667   $    104        7,753,878   $  1,939      $ 9,215,603   $(4,646,085)   $ 4,571,561

===================================================================================================================================



See Notes to Consolidated Financial Statements



                                                        Bio-Imaging Technologies, Inc. and Subsidiaries


CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended September 30,                                                        1997            1996
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income ..............................................................   $   791,353    $   382,124
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization .........................................       651,775        533,773
  (Reduction of) provision for losses on accounts receivable ............       (40,000)        35,000
  Stock contribution to employees' savings plan (Note 5) ................        68,201         74,900
  Changes in operating assets and liabilities:
    Increase in accounts receivable .....................................      (294,869)      (416,317)
    (Increase) decrease in prepaid expenses and other current assets ....       (76,058)        28,005
    (Increase) decrease in other assets .................................       (61,224)         2,335
    Decrease in deferred revenue ........................................      (221,202)       (19,271)
    Increase (decrease) in accounts payable .............................         7,652        (11,204)
    (Decrease) increase in accrued expenses and other current liabilities       (28,649)       143,562
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities ...............................       796,979        752,907
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment ...................................    (1,122,510)      (400,353)
  Decrease in restricted cash ...........................................        60,000         60,000
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities ...................................    (1,062,510)      (340,353)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of loan payable .............................................          --          (86,852)
  Payments under equipment lease obligations ............................       (91,382)      (100,536)
  Dividends paid to preferred stockholders ..............................       (61,222)          --
  Net proceeds from private placement of preferred stock (Note 4) .......          --          433,333
  Proceeds from exercise of stock options ...............................       283,160         14,450
  Proceeds from exercise of warrants ....................................     1,125,000           --
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ...............................     1,255,556        260,395
-------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents ...............................       990,025        672,949
Cash and cash equivalents at beginning of year ..........................     1,377,633        704,684
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year ................................   $ 2,367,658    $ 1,377,633
=======================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ................................   $    14,820    $    23,696
=======================================================================================================

Supplemental schedule of noncash investing
and financing activities:
  Equipment purchased under capital lease obligations ...................   $      --      $    59,381
=======================================================================================================



See Notes to Consolidated Financial Statements

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


1.  PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------

The accompanying consolidated financial statements include the accounts of Bio-Imaging Technologies, Inc. ("BIT") and its wholly owned subsidiaries, Oxford Bio-Imaging Research, Inc. and Bio-Imaging Technologies Holding B.V. (collectively the "Company"). All significant intercompany transactions and balances have been eliminated.

During 1997, Bio-Imaging Technologies Holding B.V. was incorporated in the Netherlands as a holding company for its wholly owned subsidiary, Bio-Imaging Technologies, B.V. ("BIT B.V.").

The Company is a biomedical information technology and service company which provides medical image processing, digital image and clinical data management services and software applications to the biotechnology and pharmaceutical industries located in the United States and Europe. The Company specializes in the processing and analysis of medical images, and in the data-basing and regulatory submission of medical images, related text, quantitative data and document-based information obtained from clinical trials.

Project revenue is recognized when services are performed and the related costs are incurred. Deferred revenue is recorded when cash is received prior to the performance of services. Unbilled receivables are billed upon the completion of milestones as defined in specific contracts. Accounts receivable include approximately $644,000 and $647,000 of unbilled receivables at September 30, 1997 and 1996, respectively.

The Company capitalizes software development costs after technological feasibility has been determined and ceases capitalization at such time as the end product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. At September 30, 1997, management has estimated an economic useful life of 30 months and is amortizing these costs on a straight-line basis over this period. The amortization period is reviewed annually by management.

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the related lease term.

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


Net income per common share is calculated based upon the weighted average number of common shares and dilutive common equivalent shares outstanding. For the years ended September 30, 1997 and 1996, the weighted average number of common and common equivalent shares amounted to 7,590,484 and 6,183,735, respectively. In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("SFAS 128"), which is effective for financial statements with fiscal years ending after December 15, 1997. Pro forma Earnings per Common Share computed in accordance with SFAS 128 are as follows:


Year ended September 30,                  1997        1996
-----------------------------------------------------------
Basic earnings per share..............   $ .12       $ .06
Diluted earnings per share ...........   $ .10       $ .06


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

For  comparability,   certain  1996  amounts  have  been   reclassified,   where
appropriate, to conform to the financial statement presentation used in 1997.

In June 1997, Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130") and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which are effective for financial statements with fiscal years beginning after December 15, 1997. Management has not determined the effect, if any, the adoption of SFAS 130 and SFAS 131 will have on its financial position or results of operations.

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


2.  PROPERTY AND EQUIPMENT
--------------------------

Property and equipment, at cost, consists of the following:


                                                                   Estimated
September 30,                            1997          1996       Useful Life
-----------------------------------------------------------------------------
Imaging equipment................   $ 2,975,461   $ 2,026,010         5 years
Equipment under capital leases...       565,319       565,319         5 years
Furniture and fixtures...........       227,877       131,471         7 years
Leasehold improvements...........        84,060        50,843   Term of lease
Computer software costs..........       143,436       100,000       30 months
-----------------------------------------------------------------------------
                                      3,996,153     2,873,643
Less accumulated depreciation
and amortization.................    (2,326,475)   (1,674,700)
=============================================================================
                                    $ 1,669,678   $ 1,198,943
=============================================================================


Accumulated depreciation related to equipment acquired under capital leases amounted to approximately $401,000 and $288,000 at September 30, 1997 and 1996, respectively.

Accumulated   amortization  related  to  computer  software  costs  amounted  to approximately $59,000 and $17,000 at September 30, 1997 and 1996, respectively.


3.  LONG-TERM DEBT
------------------

Long-term debt consists of equipment lease obligations. The equipment lease obligations are payable in monthly installments ranging from $1,691 to $5,277, including interest at rates ranging from 8.78% to 10.46%, through April 1999. The debt is collateralized by the related equipment. During 1997, additional collateral consisting of a certificate of deposit, bearing interest at 5.13%, was released by the lessor.

Aggregate maturities of long-term debt at September 30, 1997 are as follows:


Year ending September 30,
------------------------------------------------------
              1998.......................   $  87,084
              1999.......................      12,794
======================================================
                                            $  99,878
======================================================

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


4.  STOCKHOLDERS' EQUITY
------------------------

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

In addition, in June 1992, the Company issued purchase options to the underwriter of the Company's public offering. The purchase options entitled the holders to purchase, in aggregate, 100,000 units of the Company. Each unit consisted of one share of common stock of the Company and one Class G redeemable common stock purchase warrant. The purchase options were initially exercisable at $7.00 per unit and contained certain anti-dilution provisions. After the effect of these provisions, the Company was obligated to issue 699,999 shares of common stock upon the exercise of these units at an adjusted price of $1.00 per share. On June 18, 1997, 630,000 of these units were exercised with the balance of the units expiring on that date. Upon such exercise, the Company received gross proceeds of $630,000.

In December 1991 and June 1992, the Company's Board of Directors and stockholders, respectively, approved the adoption of the Bio-Imaging Technologies, Inc. Stock Option Plan. In January 1995 and 1997, the Company amended this plan to provide for the granting of options to key employees, directors and consultants to purchase an aggregate of not more than 1,800,000 and 2,400,000 shares, respectively, of the Company's common stock. Each option is exercisable into one share of common stock. Options granted pursuant to the plan, to be granted at prices not less than fair value at the date of grant, consist of qualified incentive stock options, as defined in the Internal Revenue Code, and nonqualified options.

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The following table summarizes the transactions pursuant to the Company's stock option plan for the two-year period ended September 30, 1997:


                                             Number of      Weighted Average
                                              Options        Exercise Price
------------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1995.........................   1,194,500           $  1.90
Options granted............................     406,500              0.69
Options canceled...........................     (85,300)             1.08
Options exercised..........................     (14,200)             1.02
------------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1996.........................   1,501,500              1.63
Options granted............................     529,000              1.29
Options canceled...........................    (300,225)             2.56
Options exercised..........................    (245,275)             1.15
==============================================================================
Unexercised options outstanding at
September 30, 1997.........................   1,485,000           $  1.40
==============================================================================


Approximately 943,000 and 1,192,000 options are exercisable at September 30, 1997 and 1996, respectively, at a weighted average exercise price of $1.58 and $1.85, respectively.

The Company has elected, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to apply the current accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS
123. If the Company had elected to recognize compensation cost based on the fair value of options granted at the grant date as prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per common stock for the years ended September 30, 1997 and 1996 would approximate the pro forma amounts indicated in the following table:



Year ended September 30,                                          1997           1996
----------------------------------------------------------------------------------------
Net income applicable to common stock - as reported..........   $ 751,353    $  351,086
Net income  (loss)  applicable to common stock - pro forma...   $ 176,635    $ (246,361)
Net income per common share - as reported....................   $    0.10    $     0.06
Net income (loss) per common share - pro forma...............   $    0.02    $    (0.04)

(No tax effect given to pro forma data.)

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


At September 30, 1997, by range of exercise prices, the number of shares represented by outstanding options and warrants with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options and warrants with their weighted average exercise price are as follows:


                                                 Weighted Average
--------------------------------------------------------------------------------
                     Outstanding                         Exercisable
  Exercise Price      Shares         Price      Life       Shares       Price
--------------------------------------------------------------------------------
 $ 0.63 - $ 1.44      1,971,095     $ 0.90       5.4      1,429,293     $ 0.83
 $ 4.13 - $ 4.69        152,000       4.60       4.7        152,000       4.60


The weighted average fair value of options and warrants granted in 1997 and 1996 were $1.09 and $0.46 respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


Grants for the year ended September 30,        1997           1996
-------------------------------------------------------------------
Risk-free interest rate.....................    5.5%           6.0%
Expected dividend yield.....................    0.0%           0.0%
Expected volatility.........................   1.09           1.08
Expected life...............................   6.00           6.00

On October 13, 1994, the Company and Covance Inc., formerly Corning Pharmaceutical Services, Inc., consummated the purchase by Covance Inc. of (i) 2,355,000 shares of the Company's common stock, $.00025 par value (ii) a warrant to purchase 250,000 shares of common stock with an initial exercise price of $1.25 per share and (iii) a warrant to purchase 250,000 shares of common stock with an initial price of $1.50 per share (the "Warrants") for an aggregate purchase price of $1,819,500. The Warrants expire on October 13, 1998 and are subject to adjustment to protect against dilution in the event of certain transactions. The exercise price of the Warrants is subject to price adjustment, as defined. After the effect of the anti-dilution provisions, the Company is obligated to issue 571,428 shares of common stock upon the exercise of these warrants at an adjusted exercise price of $.63.

In November 1994, the Company issued to Loats Associates, Inc. 50,000 shares of the Company's common stock which have certain piggyback registration rights pursuant to the terms of a license agreement. No expense was incurred and no payments were made to the licensor in 1997 and 1996.

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


On December 14, 1995, the Company reserved 3,850,000 shares of the Company's common stock for issuance upon conversion of the Preferred Stock and exercise of the warrants issued to Investment Partners of America, L.P. ("IPA") (see below).

On December 21, 1995, IPA purchased (i) 416,667 shares of the Company's preferred stock, (ii) one five year warrant to purchase 416,667 shares of the Company's common stock at an initial exercise price of $1.50 per share and (iii) one five year warrant to purchase 416,667 shares of the Company's common stock at an initial exercise price of $2.50 per share for an aggregate purchase price of $500,000 pursuant to a purchase agreement dated December 8, 1995 ("Purchase Agreement"). Costs associated with this transaction amounted to approximately $67,000 and reduced paid-in capital at the transaction date. The Purchase Agreement provided for a minimum investment of $750,000 and a maximum investment of $1,500,000 from IPA. On September 25, 1997, IPA exercised these warrants at an adjusted exercise price of $.63, after giving effect to the anti-dilution provisions. As a result, the Company received gross proceeds of $525,000.

On June 26, 1996, the Company and IPA terminated the Purchase Agreement. In conjunction with this termination, the Company issued to IPA, one five-year warrant to purchase 66,667 shares of the Company's common stock at an initial exercise price of $1.05 per share, the fair market value of the Company's common stock at date of issuance. Additionally, the Company entered into a two-year consulting agreement with Investment Partners Capital and Management Corp., a related investment entity of IPA, for a nonrefundable fee of $30,000 which has been expensed by the Company as of September 30, 1996. The exercise price of this warrant issued to IPA is subject to adjustment to protect against dilution in the event of certain transactions and has certain piggyback registration rights. As of September 30, 1997, the adjusted exercise price of the warrant is $.63.

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

The Company is required to pay semiannual dividends on preferred stock at the rate of $.10 per share per annum, and as when declared by the Board of Directors. Dividends are payable in cash or in the Company's common stock. At September 30, 1997, preferred dividends in arrears aggregated approximately $10,000 or $.02 per share of the preferred stock.

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The preferred stockholders are entitled to vote on all matters submitted to the vote of the common stockholders and are included in determining quorums and voting results.


5.  COMMITMENTS
---------------

The  Company  has  entered  into  noncancelable   operating  leases  for  office
facilities which expire through February 2000.

Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:


Year ending September 30,
          1998.............................   $ 170,000
          1999.............................      75,000
          2000.............................      21,000
-------------------------------------------------------
                                              $ 266,000
=======================================================


Rent expense charged to operations for the years ended September 30, 1997 and 1996 amounted to approximately $210,000 and $139,000, respectively.

On December 17, 1991, the Company adopted the Bio-Imaging Technologies, Inc. Employees' Savings Plan (the "401(k) Plan"), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to 15%, subject to an annual limit prescribed by the Internal Revenue Service. During June 1997, the 401(k) Plan was amended to limit discretionary Company matching contributions to cash. Previously, the Company could make discretionary matching contributions in cash or common stock.

The Company made matching contributions to the account of the 401(k) Plan of 76,719 and 65,000 shares of its common stock during September 1997 and September 1996, respectively. These shares were newly issued shares previously reserved in November 1994.

The Company's matching contributions to the 401(k) Plan for the years ended September 30, 1997 and 1996 amounted to approximately $81,000 and $75,000, respectively.

Bio-Imaging Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements


The Company has an employment contract with an officer which expires January 30, 1998. The amount due under this contract is approximately $58,000. Additionally, the contract provides for the granting of options to purchase 250,000 shares of the Company's common stock at fair market value at the date of grant. Options to purchase 50,000 shares of the Company's common stock vested immediately, with the balance vesting in equal amounts over five years from the date of grant.


6.  MAJOR CUSTOMERS
-------------------

At September 30, 1997, two customers accounted for approximately 45% and 16% of accounts receivable.

At September 30, 1996, four customers accounted for approximately 32%, 25%, 12% and 11% of accounts receivable.

For the year ended September 30, 1997, revenue from two major customers accounted for approximately 34% and 13% of project revenue.

For the year ended September 30, 1996, revenue from three major customers accounted for approximately 22%, 18% and 12% of project revenue.


7.  INCOME TAXES
----------------

The Company has net operating loss carryforwards of approximately $4,500,000 which expire in various years through 2011. The deferred income tax assets at September 30, 1997 and 1996 represent the tax effect of the net operating loss carryforwards. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating loss carryforwards, the Company has recorded valuation allowances against the entire deferred tax asset.


8.  FOREIGN OPERATIONS
----------------------

For the year ended September 30, 1997, the Company recognized approximately 38% of project revenue from foreign customers.

BIT B.V. maintains an office in the Netherlands. For the year ended September 30, 1997, BIT B.V. recognized approximately $679,000 of project revenue from services provided to unaffiliated customers. For the year ended September 30, 1997, net income from operations was approximately $10,000.

At September 30, 1997, identifiable operating assets of BIT B.V. approximated $545,000.