Form 10QSB
period 1997-12-31
BIO IMAGING TECHNOLOGIES INC
filed 1998-02-12
CIK 822418

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

                                  ------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                         Commission File Number 1-11182

                         BIO-IMAGING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                         11-2872047
------------------------------              ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


830 Bear Tavern Road, West Trenton, New Jersey                      08628-1020
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (609) 883-2000
                          ----------------------------
                             (Registrant's Telephone
                          Number, Including Area Code)


     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes:   X         No:
                                  ------          ------


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of December 31, 1997:

               Class                                   Number of Shares
               -----                                   ----------------

Common  Stock, $.00025 par value                           7,773,878


     Transitional Small Business Disclosure Format:

                              Yes:             No:   X
                                  ------          ------

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                  Page

PART I      FINANCIAL INFORMATION

      Item 1.  Financial Statements...............................  1

           CONSOLIDATED BALANCE SHEETS
           as of December 31, 1997 (unaudited) and
           September 30, 1997.....................................  2

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 1997 and 1996
           (unaudited)............................................  3

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended December 31, 1997 and 1996
           (unaudited)............................................  4

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS (unaudited).................................  5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations................  7

           Results of Operations..................................  7

           Liquidity and Capital Resources........................ 10

PART II    OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K................... 11

SIGNATURES........................................................ 12

                                     PART I

Item 1.   Financial Statements.


     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Company") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.



                     BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                     -----------------------------------------------

                               CONSOLIDATED BALANCE SHEETS
                               ---------------------------

                                                             December 31,   September 30,
                                                                1997            1997
                                                             -----------    -------------
                                                             (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................   $ 2,158,550    $ 2,367,658
  Accounts receivable, net ...............................     1,213,663      1,214,052

  Prepaid expenses and other current assets ..............       112,572         88,518
                                                             -----------    -----------
   Total current assets ..................................     3,484,785      3,670,228
                                                             -----------    -----------

Property and equipment, net ..............................     1,533,355      1,669,678
Other assets .............................................        57,936         67,076
                                                             -----------    -----------
   Total assets ..........................................   $ 5,076,076    $ 5,406,982
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Deferred revenue .......................................   $   382,550    $   414,360
  Accounts payable .......................................        49,663         81,832
  Accrued expenses and other current liabilities .........       316,049        239,351
  Current maturities of long-term debt ...................        62,853         87,084
                                                             -----------    -----------
   Total current liabilities .............................       811,115        822,627
                                                             -----------    -----------
Long-term debt ...........................................         5,559         12,794
                                                             -----------    -----------
   Total liabilities .....................................       816,674        835,421
                                                             -----------    -----------
Stockholders' equity:
  Preferred stock - $.00025 par value;
   authorized 3,000,000 shares, 416,667
   issued and outstanding ($500,000
   liquidation preference) ...............................           104            104
  Common stock - $.00025 par value;
   authorized 18,000,000 shares, 7,773,878
   and 7,753,878 shares issued and
   outstanding at December 31, 1997 and
   September 30, 1997, respectively ......................         1,944          1,939
  Additional paid-in capital .............................     9,231,497      9,215,603
  Accumulated deficit ....................................    (4,974,143)    (4,646,085)
                                                             -----------    -----------
   Stockholders' equity ..................................     4,259,402      4,571,561
                                                             -----------    -----------
   Total liabilities and stockholders' equity ............   $ 5,076,076    $ 5,406,982
                                                             ===========    ===========


                See Notes to Condensed Consolidated Financial Statements
                                          -2-

               BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
               -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                     For the Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    ------------

Project revenue ..................................   $ 1,118,096    $ 1,202,550

Project costs ....................................       504,503        450,407
                                                     -----------    -----------

Gross profit .....................................       613,593        752,143

General and administrative expenses ..............       468,759        381,913

Selling and marketing expenses ...................       276,934        173,295

Research and development expenses ................        72,656         39,768

Restructuring charge .............................       150,000           --
                                                     -----------    -----------

(Loss) income from operations ....................      (354,756)       157,167

Interest income - net ............................        26,698          6,808
                                                     -----------    -----------

Net (loss) income ................................      (328,058)       163,975

Dividends on preferred stock .....................        10,000         10,000
                                                     -----------    -----------

Net (loss) income applicable to common stock .....   $  (338,058)   $   153,975
                                                     ===========    ===========

Basic (loss) earnings per share ..................   $     (0.04)   $      0.03
                                                     ===========    ===========
Weighted average number of common
  shares outstanding .............................     7,767,285      6,000,418
                                                     ===========    ===========
Diluted (loss) earnings per share ................   $     (0.04)   $      0.02
                                                     ===========    ===========
Weighted average number of common and
  common equivalent shares outstanding ...........     7,767,285      7,265,035
                                                     ===========    ===========


            See Notes to Condensed Consolidated Financial Statements


                         BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                         -----------------------------------------------

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------
                                           (unaudited)


                                                                    For the Three Months Ended
                                                                           December 31,
                                                                    --------------------------
                                                                         1997           1996
                                                                    -----------    -----------

Cash flows from operating activities:
   Net (loss) income ............................................   $  (328,058)   $   163,975
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization ..............................       164,914        154,000
     Changes in operating assets and liabilities:
       Decrease in accounts receivable ..........................           389          1,945
       Increase in prepaid expenses and other current assets ....       (24,054)       (11,533)
       Decrease (increase) in other assets ......................         9,140         (4,244)
       Decrease in deferred revenue .............................       (31,810)      (203,488)
       (Decrease) increase in accounts payable ..................       (32,169)        95,801
       Increase in accrued expenses and other current
         liabilities ............................................        76,698         49,634
                                                                    -----------    -----------
       Net cash (used in) provided by operating activities ......      (164,950)       246,090
                                                                    -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment ..........................       (28,591)      (170,328)
                                                                    -----------    -----------
       Net cash used in investing activities ....................       (28,591)      (170,328)
                                                                    -----------    -----------
Cash flows from financing activities:
   Payments under equipment lease obligations ...................       (31,466)       (21,999)
   Dividends paid on preferred stock ............................          --          (21,222)
   Proceeds from exercise of stock options ......................        15,899         54,300
                                                                    -----------    -----------
       Net cash (used in) provided by financing activities ......       (15,567)        11,079
                                                                    -----------    -----------
Net (decrease) increase in cash and cash equivalents ............      (209,108)        86,841
Cash and cash equivalents at beginning of period ................     2,367,658      1,377,633
                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................   $ 2,158,550    $ 1,464,474
                                                                    ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .....................   $     2,246    $     4,552
                                                                    ===========    ===========


                    See Notes to Condensed Consolidated Financial Statements
                                              -4-

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)



Note 1 - Basis of Presentation:


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 1997 and the results of its operations and its cash flows for the three months ended December 31, 1997 and 1996.

     Basic (loss) earnings per share was calculated based upon the net income available to common stockholders divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per common share for the period ended December 31, 1997 excludes the impact of options and warrants as they are antidilutive. Diluted earnings per common share for the period ended December 31, 1996 was calculated based upon the net income available to common stockholders, after giving effect to the assumed conversions of Preferred Stock divided by the weighted average number of shares of Common Stock adjusted for the incremental dilution of outstanding options, warrants and Preferred Stock during the period.

     Interim results are not necessarily indicative of results for the full fiscal year.



Note 2 - Stockholders' Equity:


     The Company has 416,667 shares of Series A Preferred Stock (the "Preferred Stock") outstanding. The Preferred Stock provides for (i) voting rights on an as-converted to Common Stock basis, with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) anti-dilution protection and price protection provisions; (iv) cumulative dividends of $0.096 per share per annum, payable out of funds legally available for the payment of dividends and only upon declaration of dividends by the Board of Directors of the Company; and
(v) registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock. Dividends are payable in cash or in the Company's Common Stock at the Company's discretion. At December 31, 1997, preferred dividends in arrears aggregated approximately $20,000 or $0.05 per share of the Series A Preferred Stock.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)



Note 2 - Stockholders' Equity: (continued):


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



RESULTS OF OPERATIONS


     The Company experienced a loss for the three months ended December 31, 1997 (the "First Quarter of Fiscal 1998"), primarily as a result of insufficient project revenue to support the infrastructure of the Company coupled with a restructuring charge resulting from the termination of two business divisions and the resignations of two executive officers of the Company in December 1997. The Company's project revenue was adversely impacted by its lengthy sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) which is approximately nine months. In addition, project timing impacts the Company's results of operations. Typically, the contracts under which the Company is engaged to perform services cover a period of 12-24 months and the volume and type of services performed by the Company vary during the course of a project. The Company's lengthy sales cycle and contract timing adversely affected the Company's project revenue in the First Quarter of Fiscal 1998. During Fiscal 1997, the Company increased its sales and marketing activities but expects project revenue to continue to be adversely affected through at least the second quarter of Fiscal 1998. In addition, the Company's client base remains highly concentrated. Two client contracts represented approximately 58% of the Company's project revenue for the period, of which one European client represented approximately 44% of project revenue.

     In December 1997, the Company terminated two business divisions, the Marketing Information Services Division and the Data Management and Information Systems Division, which were established in October 1996. These divisions did not meet the Company's expectations and the Company believed that its resources were better focused on its core clinical trials service business. In addition, two executive officers of the Company resigned in December. As a result of these events, the Company incurred a restructuring charge of $150,000 during the period.

     Despite lower project revenue for the First Quarter of Fiscal 1998, the Company believes that demand for its services and technologies will grow during the longer term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including an increase in competition, there can be no assurance, however, that demand for the Company's services and technologies will grow, or sustain growth, or that additional revenue generating opportunities will be realized by the Company.

     Certain statements included in the Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continuation of the trends favoring outsourcing of biomedical information technology services by pharmaceutical and biotechnology companies and trends favoring the use of such information technologies by the United States Food and Drug Administration, the anticipated longer term growth of the Company's business, the information concerning existing client contracts, the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein, such as the Company's client concentration and lengthy sales cycle, the Company's ability to obtain new business and accurately estimate the timing of projects due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors not within the Company's control, and other risks expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.



     Three Months Ended December 31, 1997 and 1996
     ---------------------------------------------


     Project revenue for the First Quarter of Fiscal 1998 and the three months ended December 31, 1996 (the "First Quarter of Fiscal 1997") were approximately $1,118,000 and $1,203,000, respectively, a decrease of approximately $84,000 or 7.0%. Project revenue in each of the First Quarter of Fiscal 1998 and Fiscal 1997 were derived from 17 clients, of which two clients accounted for approximately 58% of the Company's revenue for the First Quarter of Fiscal 1998 and five clients accounted for approximately 81% of the Company's project revenue for the First Quarter of Fiscal 1997. Project revenue for the First Quarter of Fiscal 1998 was lower than project revenue for the First Quarter of Fiscal 1997 primarily as a result of a decrease in the work scheduled to be performed by the Company on existing contracts in the First Quarter of Fiscal 1998 as compared to the same quarter in Fiscal 1997. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Project costs in each of the First Quarter of Fiscal 1998 and Fiscal 1997 were comprised of professional salaries and benefits and allocated overhead. Project costs for the First Quarter of Fiscal 1998 and Fiscal 1997 were approximately $505,000 and $450,000, respectively, an increase of approximately $54,000 or 12.0%. This increase is attributable to the mix of services for which the Company was engaged to provide. During the First Quarter of Fiscal 1998, the Company primarily provided certain core laboratory services which required more resources to perform as compared to other core laboratory services which were primarily performed in the First Quarter of Fiscal 1997.

     The gross margin percentage during the First Quarter of Fiscal 1998 decreased to 54.9% from 62.5% for the corresponding period in Fiscal 1997. Such decrease is attributable primarily to the mix of services for which the Company was engaged to provide, and, to a lesser extent, a decrease in prices the Company charged for certain services as a result of increased competition from academic core laboratories and clinical research organizations. The Company expects that increased competition will continue to create pricing pressure for its services.

     General and administrative expenses in each of the First Quarter of Fiscal 1998 and Fiscal 1997 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $469,000 in the First Quarter of Fiscal 1998 and approximately $382,000 in the First Quarter of Fiscal 1997. The increase during the First Quarter of Fiscal 1998 of approximately $87,000 or 22.7%, from the corresponding Fiscal 1997 quarter, resulted primarily from expenses incurred by the Company's European facility which commenced operations in second quarter of Fiscal 1997.

     Sales and marketing expenses in each of the First Quarter of Fiscal 1998 and Fiscal 1997 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $277,000 in the First Quarter of Fiscal 1998 and approximately $173,000 in the First Quarter of Fiscal 1997. The increase during the First Quarter of Fiscal 1998 of approximately $104,000, or 59.8%, from the corresponding Fiscal 1997 quarter, resulted primarily from the increase in personnel and resources dedicated to sales and marketing activities in the United States and in Europe.

     Research and development expenses in each of the First Quarter of Fiscal 1998 and Fiscal 1997 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the First Quarter of Fiscal 1998 and Fiscal 1997 were approximately $73,000 and $40,000, respectively. The increase during the First Quarter of Fiscal 1998 of approximately $33,000, or 82.7%, from the corresponding Fiscal 1997 quarter, resulted primarily from an increase in resources dedicated to research and development projects. Research and development expenses in the First Quarter of Fiscal 1998 and Fiscal 1997 focused on the formulation and design of product and process alternatives. There were no capitalized computer software development costs in either the First Quarter of Fiscal 1998 or the First Quarter of Fiscal 1997. However, the Company has in the past capitalized, and in the future may capitalize, certain computer development costs in accordance with the Statement of Financial Accounting Standards Board No. 86.

     Total operating expenses in each of the First Quarter of Fiscal 1998 and Fiscal 1997 consisted of project costs, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's total operating expenses were approximately $1,323,000 in the First Quarter of Fiscal 1998 (excluding a restructuring charge of $150,000 resulting from the termination of two business divisions and resignations of two executive officers in December 1997) and approximately $1,045,000 in the corresponding quarter in Fiscal 1997. Such increase of approximately $277,000 or 26.5% is primarily attributed to an increase in the Company's sales and marketing expenses and expenses incurred by the Company's European facility which had not yet commenced operations in the First Quarter of Fiscal 1997.

     Net interest income of approximately $27,000 during the First Quarter of Fiscal 1998 resulted from interest earned on cash balances, offset in part by interest expense incurred in conjunction with equipment lease obligations. The Company earned greater interest income in the First Quarter of Fiscal 1998 than in the First Quarter of Fiscal 1997 due to higher cash balances. Net interest income was approximately $7,000 in the First Quarter of Fiscal 1997.

     The   Company's  net  loss  for  the  First  Quarter  of  Fiscal  1998  was approximately $328,000, while the Company had net income of approximately $164,000 in the First Quarter of Fiscal

1997. The Company's net loss for the First Quarter of Fiscal 1998 was primarily attributable to insufficient project revenue required to support the infrastructure of the Company coupled with the restructuring charge of $150,000.



     Liquidity and Capital Resources

     At December 31, 1997, the Company had cash and cash equivalents of approximately $2,159,000. Working capital at December 31, 1997 was approximately $2,674,000.

     For the three months ended December 31, 1997, the Company invested approximately $29,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the balance of Fiscal 1998 will approximate $500,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

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

     The Company anticipates that its cash at December 31, 1997 will be sufficient to fund working capital needs and capital requirements through fiscal 1998.

                                     PART II



Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           Exhibit            Description of Exhibit
           -------            ----------------------

             27               Financial Data Schedule

     (b)   Reports on Form 8-K.

          On December 24, 1997, the Company filed a report on Form 8-K reporting a corporate restructuring wherein, the Company ceased the operation and funding of the Marketing Information Services Division and the Data
     Management and Information Services Division. In the same filing, the Company reported management changes due to the resignation of Donald W. Lohin and James J. Conklin from their positions on the Board of Directors and as executive officers and employees of the Company. The Board of Directors named Mark L. Weinstein as interim Chief Executive Officer.

          Subsequent to the end of the quarter ended December 31, 1997, on January 15, 1998, the Company filed a report on Form 8-K reporting the change in certifying accountants, for the fiscal year end September 30, 1998, from Goldstein, Golub, Kessler & Company, P.C. to Arthur Andersen LLP.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-IMAGING TECHNOLOGIES, INC.


DATE:   February 12, 1998             By: /s/ Mark L. Weinstein
                                          --------------------------
                                           Mark L. Weinstein
                                           Interim Chief Executive Officer
                                           (Principal Executive Officer)

DATE:   February 12, 1998             By: /s/ Robert J. Phillips
                                          --------------------------
                                           Robert J. Phillips, Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)