Form 10QSB
period 1998-03-31
BIO IMAGING TECHNOLOGIES INC
filed 1998-05-15
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                           Commission File No. 1-11182


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

                  Yes:     X                          No:
                      ---------                          ---------


      State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 1998:

Class                                                 Number of Shares
-----                                                 ----------------

Common Stock, $.00025 par value                          7,773,878


      Transitional Small Business Disclosure Format (check one):

                  Yes:                                No:     X
                      ---------                          ---------

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                      Page
PART I      FINANCIAL INFORMATION

      Item 1.  Financial Statements...................................  1

           CONSOLIDATED BALANCE SHEETS
           as of March 31, 1998 (unaudited) and
           September 30, 1997.........................................  2

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Six Months Ended March 31, 1998 and 1997
           (unaudited)................................................  3

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 1998 and 1997
           (unaudited)................................................  4

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended March 31, 1998 and 1997
           (unaudited)................................................  5

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (unaudited).....................................  6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................... 10

           Results of Operations...................................... 10

           Liquidity and Capital Resources............................ 16

PART II    OTHER INFORMATION

      Item 1.  Legal Proceedings...................................... 17

      Item 4.  Submission of Matters to a Vote of Security Holders.... 18

      Item 5.  Other Information...................................... 20

      Item 6.  Exhibits and Reports on Form 8-K....................... 21

SIGNATURES     ....................................................... 22

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

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


                           BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           -----------------------------------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------


                                                                            March 31,    September 30,
                                                                              1998           1997
                                                                          ------------   -------------
                                                                           (unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $ 1,892,827    $ 2,367,658
   Accounts receivable, net ...........................................     1,182,938      1,214,052
   Prepaid expenses and other current assets ..........................       110,033         88,518
                                                                          -----------    -----------
     Total current assets .............................................     3,185,798      3,670,228

Property and equipment, net ...........................................     1,481,852      1,669,678

Other assets ..........................................................        55,959         67,076
                                                                          -----------    -----------

     Total assets .....................................................   $ 4,723,609    $ 5,406,982
                                                                          ===========    ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Deferred revenue ...................................................   $   321,898    $   414,360
   Accounts payable ...................................................       174,451         81,832
   Accrued expenses and other current liabilities .....................       446,250        239,351
   Current maturities of long-term debt ...............................        48,791         87,084
                                                                          -----------    -----------
     Total current liabilities ........................................       991,390        822,627
Long-term debt ........................................................         1,862         12,794
                                                                          -----------    -----------
     Total liabilities ................................................       993,252        835,421
                                                                          -----------    -----------

Stockholders' equity:
   Preferred stock - $.00025 par value;  authorized
    3,000,000 shares, 416,667 issued and
    outstanding ($500,000 liquidation preference) .....................           104            104
   Common stock - $.00025 par value; authorized
    18,000,000 shares, 7,773,878 and 7,753,878
    shares issued and outstanding at March 31, 1998
    and September 30, 1997, respectively ..............................         1,944          1,939
   Additional paid-in capital .........................................     9,231,497      9,215,603
   Accumulated deficit ................................................    (5,503,188)    (4,646,085)
                                                                          -----------    -----------
     Stockholders' equity .............................................     3,730,357      4,571,561
                                                                          -----------    -----------

     Total liabilities and stockholders' equity .......................   $ 4,723,609    $ 5,406,982
                                                                          ===========    ===========


                 See Notes to Consolidated Financial Statements



                    BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------------
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                                      (unaudited)


                                                          For the Six Months Ended
                                                                 March 31,
                                                      -------------------------------
                                                          1998                1997
                                                      -----------         -----------
Project revenue ..................................    $ 2,063,911         $ 2,626,401

Project costs ....................................        962,721             954,987
                                                      -----------         -----------

Gross profit .....................................      1,101,190           1,671,414

General and administrative expenses ..............        764,096             839,817

Sales and marketing expenses .....................        526,097             387,450

Research and development expenses ................        139,309              94,183

Proxy and litigation expenses ....................        281,136                --

Restructuring and severance expenses .............        277,000                --
                                                      -----------         -----------

(Loss) income from operations ....................       (886,448)            349,964

Interest income - net ............................         49,631              19,277
                                                      -----------         -----------

Net (loss) income ................................       (836,817)            369,241

Dividends on preferred stock .....................         20,000              20,000
                                                      -----------         -----------

Net (loss) income applicable to common stock .....    $  (856,817)        $   349,241
                                                      ===========         ===========

Basic (loss) earnings per share ..................    $     (0.11)        $      0.06
                                                      ===========         ===========

Weighted average number of common
  shares .........................................      7,770,563           6,084,687
                                                      ===========         ===========

Diluted (loss) earnings per share ................    $     (0.11)        $      0.05
                                                      ===========         ===========

Weighted average number of common and dilutive
  common equivalent shares .......................      7,770,563           7,990,193
                                                      ===========         ===========


                 See Notes to Consolidated Financial Statements


                    BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                    -----------------------------------------------
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         -------------------------------------
                                      (unaudited)


                                                            For the Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                             1998              1997
                                                          -----------      -----------
Project revenue .....................................     $   945,815      $ 1,423,851

Project costs .......................................         458,218          504,580
                                                          -----------      -----------

Gross profit ........................................         487,597          919,271

General and administrative expenses .................         295,337          457,904

Sales and marketing expenses ........................         249,163          214,155

Research and development expenses ...................          66,653           54,415

Proxy and litigation expenses .......................         281,136             --

Restructuring and severance expenses ................         127,000             --
                                                          -----------      -----------

(Loss) income from operations .......................        (531,692)         192,797

Interest income - net ...............................          22,933           12,469
                                                          -----------      -----------

Net (loss) income ...................................        (508,759)         205,266

Dividends on preferred stock ........................          10,000           10,000
                                                          -----------      -----------

Net (loss) income applicable to common stock ........     $  (518,759)     $   195,266
                                                          ===========      ===========

Basic (loss) earnings per share .....................     $     (0.07)     $      0.03
                                                          ===========      ===========

Weighted average number of common
  shares ............................................       7,773,878        6,095,226
                                                          ===========      ===========

Diluted (loss) earnings per share ...................     $     (0.07)     $      0.03
                                                          ===========      ===========

Weighted average number of common and dilutive
  common equivalent shares ..........................       7,773,878        8,187,178
                                                          ===========      ===========


                 See Notes to Consolidated Financial Statements


                        BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                        -----------------------------------------------
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------
                                          (unaudited)

                                                                     For the Six Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                         1998          1997
                                                                    ------------   -----------

Cash flows from operating activities:
   Net (loss) income ............................................   $  (836,817)   $   369,241
   Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
     Depreciation and amortization ..............................       308,656        318,008
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable ...............        31,114       (369,139)
       Increase in prepaid expenses and other current assets ....       (21,515)       (17,842)
       Decrease (increase) in other assets ......................        11,117         (9,612)
       Decrease in deferred revenue .............................       (92,462)      (102,181)
       Increase in accounts payable .............................        92,619        229,021
       Increase in accrued expenses and other current
         liabilities ............................................       206,899         36,650
                                                                    -----------    -----------
       Net cash (used in) provided by operating activities ......      (300,389)       454,146
                                                                    -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment ..........................      (118,969)      (544,284)
                                                                    -----------    -----------
       Net cash used in investing activities ....................      (118,969)      (544,284)
                                                                    -----------    -----------

Cash flows from financing activities:
   Payments under equipment lease obligations ...................       (51,086)       (44,554)
   Dividends paid on preferred stock ............................       (20,286)       (41,222)
   Proceeds from exercise of stock options ......................        15,899        275,211
                                                                    -----------    -----------
       Net cash (used in) provided by financing activities ......       (55,473)       189,435
                                                                    -----------    -----------

Net (decrease) increase in cash and cash equivalents ............      (474,831)        99,297

Cash and cash equivalents at beginning of period ................     2,367,658      1,377,633
                                                                    -----------    -----------

Cash and cash equivalents at end of period ......................   $ 1,892,827    $ 1,476,930
                                                                    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .....................   $     3,878    $     8,549
                                                                    ===========    ===========


                 See Notes to Consolidated Financial Statements




                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)



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

      In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1998, the results of its operations for the three-month and six-month periods ended March 31, 1998 and 1997 and its cash flows for the six-month periods ended March 31, 1998 and March 31, 1997.

      Interim results are not necessarily indicative of results for the full fiscal year.

      Basic (loss) earnings per share was calculated based upon the net income available to common stockholders divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per common share for the three-month and six-month periods ended March 31, 1998 excludes the impact of options and warrants as they are antidilutive. Diluted earnings per common share for the three-month and six-month periods ended March 31, 1997 were calculated based upon the net income available to common stockholders, after giving effect to the assumed conversions of preferred stock divided by the weighted average number of shares of Common Stock adjusted for the incremental dilution of outstanding options, warrants and preferred stock during such periods.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)



Note 1 - Basis of Presentation: (continued)

      The computation of basic (loss) earnings per share and diluted (loss) earnings per share were as follows:


                                                    Six Months Ended             Three Months Ended
                                                      March 31,                       March 31,
                                            ----------------------------    -----------------------------
                                                 1998            1997            1998             1997
                                            -----------      -----------    -----------       -----------
Net (loss) income ......................    $  (836,817)     $   369,241    $  (508,759)      $   205,266

Dividends on preferred stock ...........         20,000           20,000         10,000            10,000
                                            -----------      -----------    -----------       -----------

Net (loss) income applicable
   to common stock - basic .............    $  (856,817)     $   349,241    $  (518,759)      $   195,266
                                            -----------      -----------    -----------       -----------

Dilutive dividends on preferred
   stock ...............................           --             20,000           --              10,000
                                            -----------      -----------    -----------       -----------
Net (loss) income applicable to common
   stock-diluted .......................       (856,817)         369,241       (518,759)          205,266
                                            -----------      -----------    -----------       -----------
Denominator:

Weighted average number of
  common shares ........................      7,770,563        6,084,687      7,773,878         6,095,226

Basic (loss) earnings per
  share ................................    $     (0.11)     $      0.06    $     (0.07)      $      0.03
                                            ===========      ===========    ===========       ===========

Denominator:

Weighted average number of
  common shares ........................      7,770,563        6,084,687      7,773,878         6,095,226
Common share equivalents of
  outstanding stock options and
  warrants .............................           --          1,488,839           --           1,675,285

Common share equivalents of
  dilutive outstanding preferred
  stock ................................           --            416,667           --             416,667
                                            -----------      -----------    -----------       -----------

Total shares ...........................      7,770,563        7,990,193      7,773,878         8,187,178
                                            -----------      -----------    -----------       -----------

Diluted (loss) earnings
  per share ............................    $     (0.11)     $      0.05    $     (0.07)      $      0.03
                                            ===========      ===========    ===========       ===========

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 2 - Stockholders' Equity:

      The Company has 416,667 shares of Series A Preferred Stock (the "Preferred Stock") outstanding. The Preferred Stock provides for (i) voting rights on an as-converted to Common Stock basis, with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) anti-dilution protection and price protection provisions; (iv) cumulative dividends of $0.096 per share per annum, payable out of funds legally available for the payment of dividends and only upon declaration of dividends by the Board of Directors of the Company; and
(v) registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock. Dividends are payable in cash or in the Company's Common Stock at the Company's discretion. The Company, in March 1998, paid to the holders of the Preferred Stock an aggregate amount of $20,285, representing $20,000 of accrued cumulative dividends for the period from July 1, 1997 through and including December 31, 1997 and interest of $285 from January 1, 1998 through the payment date. At March 31, 1998 preferred dividends in arrears aggregated approximately $10,000 or $0.02 per share of the Preferred Stock.

      The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize and which are not paid as dividends to holders of Preferred Stock will be retained to finance the growth of the Company.

Note 3 - Litigation:

      On February 23, 1998, five stockholders of the Company (the "Committee Members") describing themselves as The Bio-Imaging Technologies Independent Shareholders' Committee (the "Committee"), as plaintiffs, filed a verified complaint and motion in the United States District Court for the District of New Jersey (the "New Jersey District Court") seeking to enjoin the Company and each of Jeffrey S. Hurwitz, Esq., Jeffrey H. Berg, Ph.D. and James A. Taylor, Ph.D. (collectively, the "Incumbent Directors") from holding the election of the Board of Directors, at the Annual Meeting of Stockholders, on February 27, 1998. The Committee Members alleged, among other things, use of a false and misleading proxy statement, manipulation of the proxy process and manipulation of the stockholder democracy process in connection with the pending election on February 27, 1998. The New Jersey District Court, on February 26, 1998, denied the Committee Members' application for a temporary restraining order and denied the Committee Members' application for a preliminary injunction. The New Jersey District Court determined, among other things, that the proxy statement furnished in connection with the solicitation by the Incumbent Directors was not misleading. The New Jersey District Court did not rule on the Committee Members' verified complaint. For further discussion of this litigation see -- "Part II. Other Information -- Item 1. Legal Proceedings."

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)



Note 3 - Litigation: (continued)

      The Company is currently negotiating a settlement agreement with the Committee relating to the litigation above. The Company is also negotiating a settlement agreement, which contains severance terms, with Dr. James J. Conklin, a former director and executive officer of the Company and member of the Committee. There can be no assurance, however, that a settlement agreement can be reached with either Dr. Conklin or the Committee on terms satisfactory to the Company. As a result of such settlement negotiations with Dr. Conklin, the Company accrued $127,000 of severance expenses during the quarter ended March 31, 1998. If the litigation is not settled, the Company intends to vigorously pursue its claims against the Committee, each of the Committee Members and Investment Partners of America, L.P. ("IPA").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

     The Company experienced a loss for the three months and six months ended March 31, 1998, as a result of (i) a proxy contest and related litigation, (ii) restructuring and severance expenses related to the elimination of two former business divisions and the resignation in December 1997 of a former executive officer and (iii) insufficient project revenue to support the infrastructure of the Company. The Company's project revenue was adversely impacted by its lengthy sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) which is approximately nine months. In addition, project timing impacts the Company's results of operations. Typically, the contracts under which the Company is engaged to perform services cover a period of 12-24 months and the volume and type of services performed by the Company vary during the course of a project. The
Company's lengthy sales cycle and contract timing adversely affected the Company's project revenue for the three months and six months ended March 31, 1998. During Fiscal 1997, the Company increased its sales and marketing activities but expects project revenue to continue to be adversely affected through at least the third quarter of Fiscal 1998. No assurance, however, can be made that the Company's project revenue will increase to levels required to achieve and maintain profitability. In addition, the revenue generated from the Company's client base remains highly concentrated. Three clients represented approximately 61% of the Company's project revenue for the six months ended March 31, 1998, of which one European client represented approximately 35% of project revenue.

     In February 1998 the Committee and the Company engaged in a proxy contest in an effort to, among other things, elect the members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. In connection with such proxy contest and the related litigation, the Company expended approximately $281,000 in the three months ended March 31, 1998. For further discussion of this litigation see "Part II. Other Information -- Item 1. Legal Proceedings."

      In December 1997, the Company terminated two business divisions, the Marketing Information Services Division (the "MISD") and the Data Management and Information Systems Division (the "DMISD"), which were established in October 1996. These divisions did not meet the Company's expectations and the Company believed that its resources were better focused on its core clinical trials service business. In addition, two executive officers of the Company resigned in December. The Company is negotiating a settlement agreement, which contains severance terms, with one such former executive officer. As a result of these events, the Company recorded restructuring and severance expenses of $277,000 during the six months ended March 31, 1998.

      Despite lower project revenue for the first six months of Fiscal 1998, the Company believes that demand for its services and technologies will grow during the longer term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including an increase in competition, there can be no assurance that demand for the Company's services and technologies will grow, or sustain growth, or that additional revenue generating opportunities will be realized by the Company.

      Certain statements included in the Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continuation of the trends favoring outsourcing of biomedical information technology services by pharmaceutical and biotechnology companies and trends favoring the use of such information technologies by the United States Food and Drug Administration, the anticipated longer term growth of the Company's business, the information concerning existing client contracts, the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein, such as the Company's client concentration and lengthy sales cycle, the Company's ability to obtain new business and accurately estimate the timing of projects due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, potential costs of litigation and other factors not within the Company's control, and others expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.


      Six Months Ended March 31, 1998 and 1997
      ----------------------------------------

      Project revenue for the six months ended March 31, 1998 and 1997 were approximately $2,064,000 and $2,626,000, respectively, a decrease of approximately $562,000 or 21.4%. Project revenues in the six months ended March 31, 1998 and 1997 were derived from 22 and 18 clients, respectively. Revenue generated from the Company's client base remains highly concentrated. Three clients represented approximately 61% of the Company's project revenue for the six months ended March 31, 1998 of which one European client represented approximately 35% or $721,000 of project revenue. For the comparable period last year, three clients represented approximately 60% of the Company's project revenue of which one European client represented 31% or $825,000 of project revenue. The decrease in project revenue is primarily a result of a decrease in the work scheduled to be performed by the Company on existing contracts in the six months ended March 31, 1998 as compared to the same period in Fiscal 1997. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services. The Company currently has three new projects with such European client, which it entered into in April 1998 and which it expects to complete by the end of calendar 1999. There can be no assurance that project revenues from such client will continue at their historic levels.

      Project costs for the six months ended March 31, 1998 and 1997 were comprised of professional salaries and benefits and allocated overhead. Project costs for the six months ended March 31, 1998 and 1997 were approximately $963,000 and $955,000, respectively, an increase of approximately $8,000 or 0.8%. Project costs remained relatively flat, despite a decrease in project revenues, as project related staffing levels remained approximately the same in the six months ended March 31, 1998 and 1997.

      The gross margin percentage during the six months ended March 31, 1998 decreased to 53.4% from 63.6% for the corresponding Fiscal 1997 period. Such decrease is attributable primarily to constant staffing levels and the mix of services for which the Company was engaged to provide, and, to a lesser extent, a decrease in prices the Company charged for certain services as a result of increased competition from academic core laboratories and clinical research organizations. The Company expects that increased competition will continue to create pricing pressure for its services.

      General and administrative expenses in each of the six months ended March 31, 1998 and 1997 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $764,000 in the six months ended March 31, 1998 and approximately $840,000 in the six months ended March 31, 1997. The decrease during the six months ended March 31, 1998 of approximately $76,000 or 9.0%, from the corresponding Fiscal 1997 period, resulted primarily from the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such decrease reflects, and is partially offset by, a full six months of expenses incurred during the Fiscal 1998 period by the Company's European facility which commenced operations during the second quarter of Fiscal 1997.

      Sales and marketing expenses in each of the six months ended March 31, 1998 and 1997 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $526,000 in the six months ended March 31, 1998 and approximately $387,000 in the corresponding Fiscal 1997 period. The increase during the six months ended March 31, 1998 of approximately $139,000, or 35.9%, from the corresponding Fiscal 1997 period, resulted primarily from the increase in personnel and resources dedicated to sales and marketing activities in the United States and in Europe.

      Research and development expenses in each of the six months ended March 31, 1998 and 1997 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the six months ended March 31, 1998 and 1997 were approximately $139,000 and $94,000, respectively. The increase during the six months ended March 31, 1998 of approximately $45,000, or 47.9%, from the corresponding Fiscal 1997 period, resulted primarily from an increase in resources dedicated to research and development projects. Research and development expenses in each of the six months ended March 31, 1998 and 1997 primarily focused on the formulation and design of product and process alternatives. There were no capitalized computer software development costs in either the six months ended March 31, 1998 or 1997. However, the Company has in the past capitalized, and in the future may capitalize, certain computer development costs in accordance with the Statement of Financial Accounting Standards Board No. 86.

      Total operating expenses in each of the six months ended March 31, 1998 and 1997 consisted primarily of project costs, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's total operating expenses were approximately $2,392,000 in the six months ended March 31, 1998 (excluding restructuring and severance expenses of $277,000 and proxy and litigation expenses of approximately $281,000) and approximately $2,276,000 in the corresponding period in Fiscal 1997. Such increase of approximately $116,000 or 5.1% is primarily attributable to expenses incurred by the Company's European facility which commenced operations in the second quarter of Fiscal 1997 and an increase in the Company's sales and marketing expenses offset, in part, by the elimination of expenditures in support of the former MISD and DMISD divisions and lower personnel costs due to the resignation of former executive officers in December 1997.

      Net interest income of approximately $50,000 during the six months ended March 31, 1998, resulted from interest earned on cash balances, offset, in part, by interest expense incurred in conjunction with equipment lease obligations. The Company earned greater interest income in the six months ended March 31, 1998 than in the corresponding period of Fiscal 1997 due to higher cash balances. Net interest income was approximately $19,000 in the six months ended March 31, 1997.

      The Company's net loss for the six months ended March 31, 1998 was approximately $837,000, while the Company had net income of approximately $369,000 in the six months ended March 31, 1997. The Company's net loss for the six months ended March 31, 1998 was attributable primarily to expenses associated with a proxy contest and related litigation, restructuring and severance expenses related to the elimination of the former MISD and DMISD divisions and the resignation in December 1997 of a former executive officer, coupled with insufficient project revenue to support the infrastructure of the Company.


      Three Months Ended March 31, 1998 and 1997
      ------------------------------------------

      Project revenue for the quarters ended March 31, 1998 ("Second Quarter of Fiscal 1998") and 1997 ("Second Quarter of Fiscal 1997") were approximately $946,000 and $1,424,000, respectively, a decrease of approximately $478,000 or 33.6%. Project revenues in the Second Quarter of Fiscal 1998 and Fiscal 1997 were derived from 18 and 16 clients, respectively. Revenue generated from the Company's client base remains highly concentrated. Four clients represented approximately 69% of the Company's project revenue for the three months ended March 31, 1998 of which one European client represented 25% or $234,000 of project revenue.

For the comparable period last year, three clients represented approximately 80% of the Company's project revenue of which one European client represented 58% or $825,000 of project revenue. The decrease in project revenue is primarily a result of a decrease in the work scheduled to be performed by the Company on existing contracts in the Second Quarter of Fiscal 1998 as compared to the Second Quarter of Fiscal 1997. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services. The Company currently has three new projects with such European client, which it entered into in April 1998 and which it expects to complete by the end of calendar 1999. There can be no assurance that project revenues from such client will continue at their historic levels.

      Project costs in each of the Second Quarter of Fiscal 1998 and Fiscal 1997 were comprised of professional salaries and benefits and allocated overhead. Project costs for the Second Quarter of Fiscal 1998 and Fiscal 1997 were approximately $458,000 and $505,000, respectively, a decrease of approximately $47,000 or 9.3%. This decrease is attributable to the decrease in project revenue in the Second Quarter of Fiscal 1998. As a percentage, projects costs decreased less than project revenues as project related staffing levels remained approximately the same in the Second Quarter of Fiscal 1998 and the Second Quarter of Fiscal 1997.

      The gross margin percentage during the Second Quarter of Fiscal 1998 decreased to 51.6% from 64.6% for the corresponding period in 1997. Such decrease is attributable to constant staffing levels and the mix of services for which the Company was engaged to provide, and, to a lesser extent, a decrease in prices the Company charged for certain services as a result of increased competition from academic core laboratories and clinical research organizations. The Company expects that increased competition will continue to create pricing pressure for its services.

      General and administrative expenses in each of the Second Quarter of Fiscal 1998 and Fiscal 1997 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $295,000 in the Second Quarter of Fiscal 1998 and approximately $458,000 in the Second Quarter of Fiscal 1997. The decrease during the Second Quarter of Fiscal 1998 of approximately $163,000 or 35.6%, from the corresponding Fiscal 1997 quarter, resulted primarily from the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997.

      Sales and marketing expenses in each of the Second Quarter of Fiscal 1998 and Fiscal 1997 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $249,000 in the Second Quarter of Fiscal 1998 and approximately $214,000 in the Second Quarter of Fiscal 1997. The increase during the Second Quarter of Fiscal 1998 of approximately $35,000, or 16.3%, from the corresponding Fiscal 1997 quarter, resulted primarily from the increase in personnel and resources dedicated to sales and marketing activities in the United States and in Europe.

      Research and development expenses in each of the Second Quarter of Fiscal 1998 and Fiscal 1997 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the Second Quarter of Fiscal 1998 and 1997 were approximately $67,000 and $54,000, respectively. The increase during the Second Quarter of Fiscal 1998 of approximately $13,000, or 24.1%, from the corresponding Fiscal 1997 quarter, resulted primarily from an increase in resources dedicated to research and development projects. Research and development expenses in each of the Second Quarter of Fiscal 1998 and Fiscal 1997 primarily focused on the formulation and design of product and process alternatives. There were no capitalized computer software development costs in each of the Second Quarter of Fiscal 1998 and the Second Quarter of Fiscal 1997. However, the Company has in the past capitalized, and in the future may capitalize, certain computer development costs in accordance with the Statement of Financial Accounting Standards Board No. 86.

      Total operating expenses in each of the Second Quarter of Fiscal 1998 and Fiscal 1997 consisted primarily of project costs, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's total operating expenses were approximately $1,069,000 in the Second Quarter of Fiscal 1998 (excluding restructuring and severance expenses of $127,000 and proxy and litigation expenses of approximately $281,000) and approximately $1,231,000 in the corresponding quarter in Fiscal 1997. Such decrease of approximately $162,000 or 13.2% is primarily attributed to the elimination of expenditures in support of the former MISD and DMISD divisions and lower personnel costs due to the resignation of former executive officers in December 1997.

      Net interest income of approximately $23,000 during the Second Quarter of 1998, resulted from interest earned on cash balances, offset, in part, by interest expense incurred in conjunction with equipment lease obligations. The Company earned greater interest income in the Second Quarter of 1998 than in the Second Quarter of 1997 due to higher cash balances. Net interest income was approximately $12,000 in the Second Quarter of 1997.

      The Company's net loss for the Second Quarter of 1998 was approximately $509,000, while the Company had net income of approximately $205,000 in the Second Quarter of 1997. The Company's net loss for the Second Quarter of 1998 was attributable primarily to the expenses associated with a proxy contest and related litigation, restructuring and severance expenses related to the elimination of the former MISD and DMISD divisions and the resignation in December 1997 of a former executive officer, coupled with insufficient project revenue to support the infrastructure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had cash and cash equivalents of approximately $1,893,000. Working capital at March 31, 1998 was approximately $2,194,000.

      For the six months ended March 31, 1998, the Company invested approximately $119,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the balance of Fiscal 1998 will approximate $150,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

      In March 1998, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,285 which amount represented accrued cumulative dividends of $20,000 for the period from July 1, 1997 through and including December 31, 1997 and interest of $285 from January 1, 1998 through the date of payment. For future dividend obligations, see "Note 2 - Notes to Consolidated Financial Statements."

      The Company anticipates that its cash and cash equivalents as at March 31, 1998, together with cash from operations, will be sufficient to fund working capital needs and capital requirements through Fiscal 1998.


YEAR 2000 COMPLIANCE

      Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem." The Company's management information systems department has reviewed and tested the Company's internal business systems for Year 2000 compliance. The Company believes that, based on the results of such review and testing, the Company's internal business systems, including its computer systems, are Year 2000 compliant. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, financial condition, results of operations or cash flows.

      In addition, the Company receives imaging data derived from the computer systems of its clients, which data or software may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 Problem relating to the data received from its clients, failure of such computer systems to properly address the Year 2000 Problem may adversely affect the Company's business, financial condition, results of operation or cash flows.

                           PART II. OTHER INFORMATION.
                           ---------------------------


Item 1.  Legal Proceedings.

      On February 23, 1998, the Committee Members, as plaintiffs, filed a verified complaint and motion in the New Jersey District Court seeking to enjoin the Company and each of the Incumbent Directors from holding the election of the Board of Directors, at the Annual Meeting of Stockholders, on February 27, 1998. The Committee Members alleged, among other things, use of a false and misleading proxy statement, manipulation of the proxy process and manipulation of the stockholder democracy process in connection with the pending election on February 27, 1998. The New Jersey District Court, on February 26, 1998, denied the Committee Members' application for a temporary restraining order and denied the Committee Members' application for a preliminary injunction. The New Jersey District Court determined, among other things, that the proxy statement furnished in connection with the solicitation by the Incumbent Directors was not misleading. The New Jersey District Court did not rule on the Committee Members' verified complaint.

      On February 24, 1998, the Company, as plaintiff, filed a civil complaint in the New Jersey District Court against the Committee, each of the Committee Members, the IPA and Donald W. Lohin, the Company's former Chief Executive Officer ("Lohin"). The complaint seeks, among other things, damages, invalidation of the Committee's proxies, a return of all confidential, non-public information, and preliminary and permanent injunctive relief. The complaint alleged, among other things, illegal solicitation of stockholders, the submission of false and misleading materials to the Securities and Exchange Commission and to stockholders, the use of Company resources to fund and/or plan the formation of a business which would compete with the Company and trading of shares upon insider information. On March 6, 1998, the New Jersey District Court consolidated the February 23, 1998 and February 24, 1998 cases for all purposes under one civil action.

      On March 27, 1998, the Company filed a counterclaim, in the New Jersey District Court, against each of the Committee Members relating to the February 23, 1998 verified complaint. The Company re-alleged each claim previously asserted in its February 24, 1998 complaint. Such counterclaim seeks damages, preliminary and permanent injunctive relief, and the return of all confidential, non-public information. The Company also alleged, among other things, that unless the counterclaim defendants are required to make corrective disclosures, the business, goodwill and reputation of the Company will be irreparably harmed and the Company's stockholders will be misled to their detriment. In addition, on March 27, 1998, the Company filed an answer in which it denied certain allegations made by the Committee Members in their verified complaint.

      Subsequent to the end of the quarter, on April 16, 1998, the Company dismissed its claims against Lohin, without prejudice.

      The Company is currently negotiating a settlement agreement with the Committee relating to the litigation above. The Company is also negotiating a settlement agreement, which contains severance terms, with Dr. James J. Conklin, a former director and executive officer of the Company and member of the Committee. There can be no assurance, however, that a settlement agreement can be reached with either Dr. Conklin or the Committee on terms satisfactory to the Company. As a result of such settlement negotiations with Dr. Conklin, the Company accrued $127,000 of severance expenses during the quarter ended March 31, 1998. If the litigation is not settled, the Company intends to vigorously pursue its claims against the Committee, each of the Committee Members and IPA.


Item 4.  Submission of Matters to a Vote of Security Holders.


(a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on February 27, 1998.

(b) The following is a list of all of the Directors of the Company who were elected at the Meeting and whose term of office continued after the
      Meeting:

      Jeffrey H. Berg, Ph.D.
      Jeffrey S. Hurwitz, Esq.
      James A. Taylor, Ph.D.

(c) There were 6,293,046 shares present at the Meeting in person or by proxy out of a total number of 8,190,545 shares representing 7,773,878 shares of Common Stock and 416,667 shares of Preferred Stock, in each case, issued and outstanding and entitled to vote at the Meeting. The holders of shares of Common Stock and Preferred Stock voted together as a single class on all matters presented at the Meeting.

      (i) The results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

      (A) The results of the vote taken at the Meeting for the election of the nominees for the Board of Directors of the Company were as follows:

                   Nominee                       For                Withheld
            ------------------------   -------------------    -----------------

            Jeffrey H. Berg, Ph.D.          3,582,726              43,900
            Jeffrey S. Hurwitz, Esq.        3,581,126              45,500
            James A. Taylor, Ph.D.          3,582,726              43,900


      (B) A vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending September 30, 1998. The results of the vote taken at the Meeting with respect to such appointment were as follows:

                      For                     Against               Abstain
            ------------------------   -------------------    -----------------

                  3,591,026                   11,400                10,500


     (C) A vote was taken on the proposal to amend the By-laws of the Company to require a minimum of six directors. The results of the vote taken at the Meeting with respect to such amendment were as follows:

                      For                     Against               Abstain
            ------------------------   -------------------    -----------------

                     14,240                2,723,101                 1,000


     (ii) The results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Committee were as follows:

      (A) A vote was taken on the proposal to amend the By-laws of the Company to require a minimum of six directors. The results of the vote taken at the Meeting with respect to such amendment were as follows:

                     For                     Against               Abstain
           ------------------------   -------------------    -----------------

                  2,664,780                      900                   740

      (B) The results of the vote taken at the Meeting for the election of the nominees for the Board of Directors of the Company were as follows:

                   Nominee                       For                Withheld
            ------------------------   -------------------    -----------------

            Frank J.  Abella, Jr.           2,653,587              12,833
            Marc Berger                     2,653,587              12,833
            J.A. Cole, Jr.                  2,653,587              12,833
            James J. Conklin, M.D.          2,653,587              12,833
            Richard Dumler                  2,653,587              12,833
            David Nowicki, M.D.             2,653,587              12,833


    (iii) The results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by each of the Board of Directors of the Company and the Committee were as follows:

      (A) A vote was taken on the Board of Directors' proxy authorizing a vote upon other matters as may properly come before the Meeting. The results of the vote taken at the Meeting with respect to such proxy were as follows:

                     For                     Against               Abstain
           ------------------------   -------------------    -----------------

                  3,192,120                   25,282                54,167

      (B) A vote was taken on the Committee's proxy authorizing a vote upon other matters as may properly come before the Meeting. The results of the vote taken at the Meeting with respect to such proxy were as follows:


                     For                     Against               Abstain
           ------------------------   -------------------    -----------------

                  2,644,180                      500                21,740


Item 5.  Other Information.

      MANAGEMENT CHANGE AND ADDITION TO THE BOARD OF DIRECTORS

      On February 20, 1998, Mark L. Weinstein was elected to the offices of President and Chief Executive Officer of the Company. In addition, on March 9, 1998, Mr. Weinstein was elected to serve on the Company's Board of Directors until the next Annual Meeting of Stockholders and until his successor has been duly elected and qualified.

      NOTIFICATION FROM NASDAQ

      On March 2, 1998, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq"), that the Company's Common Stock is trading below the new minimum bid price requirement of $1.00 required for continued listing on the Nasdaq SmallCap Market. As a result, the Company has until May 28, 1998 for its Common Stock to trade at or above the minimum requirement for at least 10-consecutive trade days. If the Common Stock does not regain compliance before May 28, 1998, Nasdaq will issue a delisting letter which will identify the review procedures available to the Company. The Company may request a review at that time, which will generally stay delisting. There can be no assurance, however, that Nasdaq will stay the delisting or that the Company will be able to maintain compliance with the Nasdaq requirements for continued listing.

      In the event the Company's Common Stock ceases to be listed on the Nasdaq SmallCap Market, the Company believes that its Common Stock would continue to be quoted and traded in either the OTC Bulletin Board or on the over-the-counter market. However, the Company believes that the marketability of its Common Stock would be negatively impacted if moved to either the OTC Bulletin Board or the over-the-counter market. A decrease in the marketability of the Company's Common Stock may cause a decline in the Company's stock price. The Company is currently exploring possible courses of action and evaluating alternatives to comply with Nasdaq's new continued listing requirements. There can be no assurance, however, that pursuing available alternatives will result in the Company's continued listing with the Nasdaq SmallCap Market.


Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

             3.1  By-Laws of the Company, as amended.

             27    Financial Data Schedule.

      (b)   Reports on Form 8-K.

            On January 15, 1998, the Company filed a report on Form 8-K relating the change in certifying accountants, for the fiscal year ended September 30, 1998, from Goldstein, Golub, Kessler & Company, P.C. to Arthur Andersen LLP.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BIO-IMAGING TECHNOLOGIES, INC.



DATE:   May 15, 1998              By:/s/ Mark L. Weinstein
                                     -------------------------------------
                                     Mark L. Weinstein, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



DATE:   May 15, 1998              By:/s/ Robert J. Phillips
                                     -------------------------------------
                                     Robert J. Phillips, Vice President
                                     and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)