Form 10QSB
period 1998-06-30
BIO IMAGING TECHNOLOGIES INC
filed 1998-08-10
CIK 822418

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                           Commission File No. 1-11182

                         BIO-IMAGING TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                 11-2872047
      -------------------------------        -----------------------------------
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

      830 Bear Tavern Road, West Trenton, New Jersey                  08628-1020
      --------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

           State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 1998:

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

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page

PART I     FINANCIAL INFORMATION

     Item 1.  Financial Statements.............................................1

            CONSOLIDATED BALANCE SHEETS
            as of June 30, 1998 (unaudited) and
            September 30, 1997.................................................2

            CONSOLIDATED  STATEMENTS  OF  OPERATIONS  For the Nine  Months
            Ended June 30, 1998 and 1997
            (unaudited)........................................................3

            CONSOLIDATED  STATEMENTS  OF  OPERATIONS  For the Three Months
            Ended June 30, 1998 and 1997
            (unaudited)........................................................4

            CONSOLIDATED  STATEMENTS  OF CASH  FLOWS  For the Nine  Months
            Ended June 30, 1998 and 1997
            (unaudited)........................................................5

            NOTES TO CONSOLIDATED FINANCIAL
            STATEMENTS (unaudited).............................................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ............................10

            Results of Operations.............................................10

            Liquidity and Capital Resources...................................16

PART II    OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18

     Item 5.  Other Information...............................................19

     Item 6.  Exhibits and Reports on Form 8-K................................20

SIGNATURES ...................................................................21

                         PART I. FINANCIAL INFORMATION.
                         -----------------------------

ITEM 1.              FINANCIAL STATEMENTS.

           Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

           The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                    June 30,      September 30,
                                                     1998             1997
                                                  -----------   ----------------
                                                  (unaudited)

                                     ASSETS

Current assets:

   Cash and cash equivalents.....................  $ 1,800,798    $ 2,367,658
   Accounts receivable, net......................      850,254      1,214,052
   Prepaid expenses and other current assets.....       86,761         88,518
                                                    ----------      ---------
      Total current assets.......................    2,737,813      3,670,228

Property and equipment, net......................    1,520,518      1,669,678

Other assets ....................................       32,235         67,076
                                                    ----------      ---------

      Total assets...............................  $ 4,290,566    $ 5,406,982
                                                    ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Deferred revenue..............................  $   254,485    $   414,360
   Accounts payable..............................       79,644         81,832
   Accrued expenses and other current
     liabilities ................................      496,925        239,351
   Current maturities of long-term debt..........       64,793         87,084
                                                      --------       --------
      Total current liabilities..................      895,847        822,627
Long-term debt...................................       36,430         12,794
                                                      --------       --------
      Total liabilities..........................      932,277        835,421
                                                      --------       --------

Stockholders' equity:
 Preferred stock - $.00025 par value; authorized
  3,000,000 shares, 416,667 issued and
  outstanding ($500,000 liquidation preference)..          104            104
 Common stock - $.00025 par value; authorized
  18,000,000 shares, 7,773,878 and 7,753,878
  shares issued and  outstanding at June 30, 1998
  and September 30, 1997, respectively...........        1,944          1,939
 Additional paid-in capital......................    9,231,497      9,215,603
 Accumulated deficit.............................   (5,875,256)    (4,646,085)
                                                    -----------    -----------
  Stockholders' equity...........................    3,358,289      4,571,561
                                                    -----------    -----------

  Total liabilities and stockholders' equity.....  $ 4,290,566    $ 5,406,982
                                                   ============   ============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                       For the Nine Months Ended
                                                               June 30,
                                                    ----------------------------
                                                        1998          1997
                                                        ----          ----

Project revenue ................................     $ 2,930,463  $ 3,935,789

Project costs ..................................       1,478,528    1,427,218
                                                     -----------  -----------

Gross profit ...................................       1,451,935    2,508,571

General and administrative expenses ............       1,120,269    1,284,634

Sales and marketing expenses ...................         800,257      586,278

Research and development expenses ..............         194,729      170,695

Proxy and litigation expenses ..................         320,000            -

Restructuring and severance expenses ...........         277,000            -
                                                     -----------   ----------

(Loss) income from operations ..................      (1,260,320)     466,964

Interest income - net ..........................          71,434       26,912
                                                    ------------   ----------

Net (loss) income ..............................      (1,188,886)     493,876

Dividends on preferred stock ...................          30,000       30,000
                                                    -------------  ----------

Net (loss) income applicable to common stock ...   $  (1,218,886)  $  463,876
                                                    ============    =========

Basic (loss) earnings per common share..........   $      (0.16)   $     0.08
                                                   =============   ==========

Weighted average number of common
  shares........................................       7,771,672    6,152,340
                                                   =============   ==========

Diluted (loss) earnings per common share........   $      (0.16)   $     0.06
                                                   =============   ==========

Weighted average number of common and dilutive
  common equivalent shares......................       7,771,672    7,966,246
                                                   =============   ==========

                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                      For the Three Months Ended
                                                                June 30,
                                                      --------------------------
                                                           1998          1997
                                                           ----          ----

Project revenue ...................................   $   866,552    $ 1,309,388

Project costs .....................................       515,807        472,231
                                                      -----------    -----------

Gross profit ......................................       350,745        837,157

General and administrative expenses ...............       356,173        444,817

Sales and marketing expenses ......................       274,160        198,828

Research and development expenses .................        55,420         76,512

Proxy and litigation expenses .....................        38,864           --
                                                      -----------    -----------

(Loss) income from operations .....................      (373,872)       117,000

Interest income - net .............................        21,803          7,635
                                                      -----------    -----------

Net (loss) income .................................      (352,069)       124,635

Dividends on preferred stock ......................        10,000         10,000
                                                      -----------    -----------

Net (loss) income applicable to common stock ......   $  (362,069)   $   114,635
                                                      ===========    ===========

Basic (loss) earnings per common share ............   $     (0.05)   $      0.02
                                                      ===========    ===========

Weighted average number of common
  shares ..........................................     7,773,878      6,288,880
                                                      ===========    ===========

Diluted (loss) earnings per common share ..........   $     (0.05)   $      0.02
                                                      ===========    ===========

Weighted average number of common and dilutive
  common equivalent shares ........................     7,773,878      7,902,736
                                                      ===========    ===========


                 See Notes to Consolidated Financial Statements



                            BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                            -----------------------------------------------
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------
                                              (unaudited)
                                                                               For the Nine Months Ended
                                                                                         June 30,
                                                                               -------------------------
                                                                                   1998           1997
                                                                                   ----           ----
Cash flows from operating activities:
 Net (loss) income ........................................................   $(1,188,886)   $   493,876
   Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization .......................................       423,339        508,717
      Changes in operating assets and liabilities:
        Decrease in accounts receivable ...................................       363,798        110,609
        Decrease (increase) in prepaid expenses and other current assets ..         1,757        (98,373)
        Decrease (increase) in other assets ...............................        34,841        (42,636)
        Decrease in deferred revenue ......................................      (159,875)      (199,062)
        (Decrease) increase in accounts payable ...........................        (2,188)        86,106
        Increase in accrued expenses and other current
          liabilities .....................................................       257,574         12,877
                                                                              -----------    -----------
        Net cash (used in) provided by operating activities ...............      (269,640)       872,114
                                                                              -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment ....................................      (198,585)      (865,917)
                                                                              -----------    -----------
        Net cash used in investing activities .............................      (198,585)      (865,917)
                                                                              -----------    -----------

Cash flows from financing activities:
   Payments under equipment lease obligations .............................       (74,249)       (67,677)
   Dividends paid on preferred stock ......................................       (40,285)       (41,222)
   Net proceeds from exercise of options to purchase common stock .........        15,899        283,160
   Net proceeds from exercise of warrants to purchase common stock ........          --          600,000
                                                                              -----------    -----------
        Net cash (used in) provided by financing activities ...............       (98,635)       774,261
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents ......................      (566,860)       780,458

Cash and cash equivalents at beginning of period ..........................     2,367,658      1,377,633
                                                                              -----------    -----------

Cash and cash equivalents at end of period ................................   $ 1,800,798    $ 2,158,091
                                                                              ===========    ===========

Supplemental disclosures of cash flow information:

   Cash paid during the period for interest ...............................   $     1,619    $     3,428
                                                                              ===========    ===========
   Equipment purchased under capital lease obligation .....................   $    75,595    $      --
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

           In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1998, the results of its operations for the three-month and nine-month periods ended June 30, 1998 and 1997 and its cash flows for the nine-month periods ended June 30, 1998 and June 30, 1997.

           Interim results are not necessarily indicative of results for the full fiscal year.

           Basic (loss) earnings per common share was calculated based upon the net (loss) income available to common stockholders divided by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per common share for the three-month and nine-month periods ended June 30, 1998 excludes the impact of options and warrants as they are antidilutive. Diluted earnings per common share for the three-month and nine-month periods ended June 30, 1997 were calculated based upon the net income available to common stockholders, after giving effect to the assumed conversions of preferred stock divided by the weighted average number of shares of Common Stock adjusted for the incremental dilution of outstanding options, warrants and preferred stock during such periods.



                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)

Note 1 - Basis of Presentation: (continued)

           The computation of basic (loss) earnings per common share and diluted
(loss) earnings per common share were as follows:

                                                     Nine Months Ended           Three Months Ended
                                                         June 30,                     June 30,
                                               --------------------------    -------------------------
                                                    1998          1997           1998          1997
                                               -------------  ----------    -----------    -----------

Net (loss) income ..........................   $(1,188,886)   $   493,876   $  (352,069)   $   124,635

Dividends on preferred stock ...............        30,000         30,000        10,000         10,000
                                               -----------    -----------   -----------    -----------

Net (loss) income applicable
   to common stock - basic .................   $(1,218,886)   $   463,876   $  (362,069)   $   114,635

Dilutive dividends on preferred stock ......          --           30,000          --           10,000
                                               -----------    -----------   -----------    -----------

Net (loss) income applicable
  to common stock - diluted ................    (1,218,886)       493,876      (362,069)       124,635
                                               -----------    -----------   -----------    -----------
Denominator:

  Weighted average number of
    common shares ..........................     7,771,672      6,152,340     7,773,878      6,288,880
                                               ===========    ===========   ===========    ===========
  Basic (loss) earnings per
    common share ...........................   $     (0.16)   $      0.08   $     (0.05)   $      0.02
                                               ===========    ===========   ===========    ===========

Denominator:

Weighted average number of
  common shares ............................     7,771,672      6,152,340     7,773,878      6,288,880

Common share equivalents of outstanding
  stock options and warrants ...............          --        1,397,239          --        1,197,189

Common share equivalents of dilutive
  outstanding preferred stock ..............          --          416,667          --          416,667
                                               -----------    -----------   -----------    -----------

Total shares ...............................     7,771,672      7,966,246     7,773,878      7,902,736
                                               ===========    ===========   ===========    ===========

Diluted (loss) earnings per
  common share .............................   $     (0.16)   $      0.06   $     (0.05)   $      0.02
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

           The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings which the Company may realize and which are not paid as dividends to holders of Preferred Stock will be retained to finance the growth of the Company.

Note 3 - Litigation

           On February 23, 1998, five stockholders of the Company (the "Committee Members") describing themselves as The Bio-Imaging Technologies Independent Shareholders' Committee (the "Committee"), as plaintiffs, filed a verified complaint and motion in the United States District Court for the District of New Jersey (the "New Jersey District Court") seeking to enjoin the Company and each of the Company's then current directors, Jeffrey S. Hurwitz, Esq., Jeffrey H. Berg, Ph.D. and James A. Taylor, Ph.D. (collectively, the "Incumbent Directors"), from holding the election of the Board of Directors, at the Annual Meeting of Stockholders, on February 27, 1998. The Committee Members alleged, among other things, use of a false and misleading proxy statement, manipulation of the proxy process and manipulation of the stockholder democracy process in connection with the pending election on February 27, 1998. The New Jersey District Court, on February 26, 1998, denied the Committee Members' application for a temporary restraining order and denied the Committee Members' application for a preliminary injunction. The New Jersey District Court determined, among other things, that the proxy statement furnished in connection with the solicitation by the Incumbent Directors was not misleading. Subsequent to the end of the quarter, on July 22, 1998, the Company entered into a settlement agreement relating to such litigation. For further discussion of this settlement agreement, see -- "Part II. Other Information -- Item 1. Legal Proceedings."

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                -----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)


Note 3 - Litigation: (continued)

           On July 22, 1998 the Company and Dr. James J. Conklin, a former director and executive officer of the Company and member of the Committee ("Conklin"), executed a separation agreement, which contains severance terms (the "Separation Agreement"), whereby the parties exchanged mutual releases and entered covenants not to sue. The Separation Agreement also contains, among other things, certain confidentiality, non-competition, non-solicitation and non-disparagement provisions. Pursuant to the terms of the Separation Agreement, the Company will pay Conklin $127,000. The Company previously recorded this severance expense during the quarter ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

           The Company is a biomedical information services company that derives its revenue primarily from medical image processing and digital image management services to the pharmaceutical, biotechnology and medical device industries. The Company experienced a loss for the three months and nine months ended June 30, 1998, as a result of (i) insufficient project revenue to support the infrastructure of the Company, (ii) a proxy contest and related litigation, and
(iii) restructuring and severance expenses related to the elimination of two former business divisions and the resignation in December 1997 of a former executive officer. The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is approximately nine months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12-24 months and the volume and type of services performed by the Company vary during the course of a project. In an effort to obtain additional contracts and generate additional revenue, the Company has increased its sales and marketing efforts during the past year. As of June 30, 1998, the results of these efforts have not yet been fully realized given the lengthy sales cycle and the nature and timing of the services to be provided by the Company on current and prospective contracts. No assurance can be made that the Company's project revenue will increase to levels required to achieve and maintain profitability. Although the Company's client base increased from 21 clients in the nine months ended June 30, 1997 to 24 clients in the nine months ended June 30, 1998, the revenue generated from such client base remains highly concentrated. Two clients represented approximately 50% of the Company's project revenue for the nine months ended June 30, 1998, of which one European client represented approximately 27% of project revenue.

           In February 1998 the Committee and management of the Company engaged in a proxy contest in an effort to, among other things, elect the members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. In connection with such proxy contest and the related litigation, the Company expended $320,000 in the nine months ended June 30, 1998. For a discussion of the settlement of this litigation see "Part II. Other Information -- Item 1. Legal Proceedings."

           During the nine months ended June 30, 1998 the Company recorded restructuring and severance expenses of $277,000. This amount consists of restructuring expenses of $105,000 and severance expenses of $172,000.

           In December 1997, the Company terminated two business divisions, the Marketing Information Services Division (the "MISD") and the Data Management and Information Systems Division (the "DMISD"), which were established in October 1996. These divisions did not meet the Company's expectations and the Company believed that its resources were better focused on its core clinical trials service business. The Company incurred restructuring charges of approximately $105,000 which consisted of (i) $38,000 of severance costs paid to the former Senior Vice President and General Manager of the MISD and (ii) $67,000 related to the write-off of assets and costs associated with the termination of the MISD and the DMISD. Each of these charges has been reflected in restructuring and severance expenses for the nine months ended June 30, 1998. The Company believes that the restructuring will not have an impact on the Company's future results of operations, liquidity and sources and uses of capital resources.

           In a separate matter, two executive officers of the Company resigned in December 1997. The Company entered into the Separation Agreement with one such former executive officer. The Company will pay such former executive officer $127,000 in connection with the Separation Agreement. The Company has not entered, and does not expect to enter, into an agreement with the other executive officer who resigned in December 1997. As a result of these resignations, the Company recorded severance expenses of approximately $172,000. Such expenses have been reflected in restructuring and severance expenses for the nine months ended June 30, 1998.

           Despite lower project revenue for the first nine months of Fiscal 1998, the Company believes that demand for its services and technologies will grow during the longer term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical imaging data that is derived from clinical trials. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition, there can be no assurance that demand for the Company's services and technologies will grow, or sustain growth, or that additional revenue generating opportunities will be realized by the Company.

           Certain statements included in the Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continuation of the trends favoring outsourcing of biomedical information technology services by pharmaceutical and biotechnology companies and trends favoring the use of such information technologies by the United States Food and Drug Administration, the anticipated longer term growth of the Company's business, the information concerning existing client contracts, the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein, such as the Company's client concentration and lengthy sales cycle, the Company's ability to obtain new business and accurately estimate the timing of projects due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects and other factors not within the Company's control,  and others  expressed from time to time in the Company's  filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.


           NINE MONTHS ENDED JUNE 30, 1998 AND 1997
           ----------------------------------------

           Project revenue for the nine months ended June 30, 1998 and 1997 were approximately $2,930,000 and $3,936,000, respectively, a decrease of approximately $1,006,000 or 25.6%. Project revenue in the nine months ended June 30, 1998 and 1997 were derived from 24 and 21 clients, respectively. Revenue generated from the Company's client base remains highly concentrated. Two clients represented approximately 50% of the Company's project revenue for the nine months ended June 30, 1998 of which one European client represented approximately 27% or $796,000 of project revenue. For the comparable period last year, four clients represented approximately 66% of the Company's project revenue of which one European client represented 34% or $1,338,000 of project revenue. The decrease in project revenue is primarily a result of a decrease in the work performed by the Company on existing contracts including work for such European client during the nine months ended June 30, 1998 as compared to the same period in Fiscal 1997. There can be no assurance that the Company will generate revenues from such European client at historic levels. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services. The Company entered into three new projects with its European client in April 1998, which it expects to complete by the end of calendar 1999. The revenues generated from such projects in the nine months ended June 30, 1998 were not material. There can be no assurance that project revenues from such projects will be material in the future.

           Project costs for the nine months ended June 30, 1998 and 1997 were comprised of professional salaries and benefits and allocated overhead. Project costs for the nine months ended June 30, 1998 and 1997 were approximately $1,479,000 and $1,427,000, respectively, an increase of approximately $52,000 or 3.6%. Project costs increased slightly, despite a decrease in project revenues, as the cost of professional salaries and benefits and allocated overhead expenses increased in the nine months ended June 30, 1998 and 1997.

           The gross margin percentage during the nine months ended June 30, 1998 decreased to 49.5% from 63.7% for the corresponding Fiscal 1997 period. Such decrease is attributable primarily to constant staffing levels and the mix of services for which the Company was engaged to provide, and, to a lesser extent, a decrease in prices the Company charged for certain services as a result of increased competition.

           General and administrative expenses in each of the nine months ended June 30, 1998 and 1997 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $1,120,000 in the nine months ended June 30, 1998 and approximately $1,285,000 in the nine months ended June 30, 1997. The decrease during the nine months ended June 30, 1998 of approximately $165,000 or 12.8%, from the corresponding

Fiscal 1997 period, resulted primarily from the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs are independent of the expenditures that supported the former MISD and DMISD divisions. The decrease in general and administrative expenses reflects, and is partially offset by, a full nine months of expenses incurred during the Fiscal 1998 period by the Company's European facility which commenced operations during the second quarter of Fiscal 1997.

           Sales and marketing expenses in each of the nine months ended June 30, 1998 and 1997 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $800,000 in the nine months ended June 30, 1998 and approximately $586,000 in the corresponding Fiscal 1997 period. The increase during the nine months ended June 30, 1998 of approximately $214,000, or 36.5%, from the corresponding Fiscal 1997 period, resulted primarily from the increase in personnel and resources dedicated to sales and marketing activities in the United States and in Europe.

           Research and development expenses in each of the nine months ended June 30, 1998 and 1997 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the nine months ended June 30, 1998 and 1997 were approximately $195,000 and $171,000, respectively. The increase during the nine months ended June 30, 1998 of approximately $24,000, or 14.0%, from the corresponding Fiscal 1997 period, resulted primarily from an increase in resources dedicated to research and development projects. Research and development expenses in each of the nine months ended June 30, 1998 and 1997 primarily focused on the formulation and design of product and process alternatives. There were no capitalized computer software development costs in either the nine months ended June 30, 1998 or 1997. However, the Company has in the past capitalized, and in the future may capitalize, certain computer development costs in accordance with the Statement of Financial Accounting Standards Board No. 86.

           Total operating expenses in each of the nine months ended June 30, 1998 and 1997 consisted primarily of project costs, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's total operating expenses were approximately $3,594,000 in the nine months ended June 30, 1998 (excluding restructuring expenses of approximately $105,000, severance expenses of approximately $172,000 and proxy and litigation expenses of approximately $320,000) and approximately $3,469,000 in the corresponding period in Fiscal 1997. Such increase of approximately $125,000 or 3.6% is primarily attributable to expenses incurred by the Company's European facility which commenced operations in the second quarter of Fiscal 1997 and an increase in the Company's sales and marketing expenses offset, in part, by the elimination of expenditures in support of the former MISD and DMISD divisions and lower personnel costs due to the resignation of former executive officers in December 1997. Such personnel costs are independent of the expenditures that supported the former MISD and DMISD divisions.

           Net interest income of approximately $71,000 during the nine months ended June 30, 1998, resulted from interest earned on cash balances, offset, in part, by interest expense incurred in conjunction with equipment lease obligations. The Company earned greater interest income in the nine months ended June 30, 1998 than in the corresponding period of Fiscal 1997 due to higher cash balances maintained during the Fiscal 1998 period. Net interest income was approximately $27,000 in the nine months ended June 30, 1997.

           The Company's net loss for the nine months ended June 30, 1998 was approximately $1,189,000, while the Company had net income of approximately $494,000 in the nine months ended June 30, 1997. The Company's net loss for the nine months ended June 30, 1998 was attributable primarily to insufficient project revenue to support the infrastructure of the Company, coupled with expenses associated with a proxy contest and related litigation, restructuring expenses related to the elimination of the former MISD and DMISD divisions and severance expenses associated with the resignation in December 1997 of a former executive officer.

           THREE MONTHS ENDED JUNE 30, 1998 AND 1997
           -----------------------------------------

           Project revenue for the quarters ended June 30, 1998 ("Third Quarter of Fiscal 1998") and 1997 ("Third Quarter of Fiscal 1997") were approximately $867,000 and $1,309,000, respectively, a decrease of approximately $442,000 or 33.8%. Project revenues in the Third Quarter of Fiscal 1998 and Fiscal 1997 were derived from 20 and 16 clients, respectively. Revenue generated from the Company's client base remains highly concentrated. Two clients represented approximately 58% of the Company's project revenue for the three months ended June 30, 1998. For the comparable period last year, three clients represented approximately 65% of the Company's project revenue of which one European client represented 39% or $513,000 of project revenue. The decrease in project revenue is primarily a result of a decrease in the work performed by the Company on existing contracts for such European client during the Third Quarter of Fiscal 1998 as compared to the Third Quarter of Fiscal 1997. There can be no assurance that the Company will generate revenues from such European client at historic levels. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services. The Company entered into three new projects with its European client in April 1998, which it expects to complete by the end of calendar 1999. The revenues generated from such projects in the three months ended June 30, 1998 were not material. There can be no assurance that project revenues from such projects will be material in the future.

           Project costs in each of the Third Quarter of Fiscal 1998 and Fiscal 1997 were comprised of professional salaries and benefits and allocated overhead. Project costs for the Third Quarter of Fiscal 1998 and Fiscal 1997 were approximately $516,000 and $472,000, respectively, an increase of approximately $44,000 or 9.3%. This increase is primarily attributable to an increase in the cost of professional salaries and benefits and allocated overhead expenses in the Third Quarter of Fiscal 1998 as compared to the Third Quarter of Fiscal 1997.

           The gross margin percentage during the Third Quarter of Fiscal 1998 decreased to 40.5% from 63.9% for the corresponding period in 1997. Such decrease is attributable to constant staffing levels and the mix of services for which the Company was engaged to provide, and, to a lesser extent, a decrease in prices the Company charged for certain services as a result of increased competition.

           General and administrative expenses in each of the Third Quarter of Fiscal 1998 and Fiscal 1997 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $356,000 in the Third Quarter of Fiscal 1998 and approximately $445,000 in the Third Quarter of Fiscal 1997. The decrease during the Third Quarter of Fiscal 1998 of approximately $89,000 or 20.0%, from the corresponding Fiscal 1997 quarter, resulted primarily from the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs are independent of the expenditures that supported the former MISD and DMISD divisions.

           Sales and marketing expenses in each of the Third Quarter of Fiscal 1998 and Fiscal 1997 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $274,000 in the Third Quarter of Fiscal 1998 and approximately $199,000 in the Third Quarter of Fiscal 1997. The increase during the Third Quarter of Fiscal 1998 of approximately $75,000, or 37.7%, from the corresponding Fiscal 1997 quarter, resulted primarily from the increase in personnel and resources dedicated to sales and marketing activities in the United States and in Europe.

           Research and development expenses in each of the Third Quarter of Fiscal 1998 and Fiscal 1997 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the Third Quarter of Fiscal 1998 and 1997 were approximately $55,000 and $77,000, respectively. The decrease during the Third Quarter of Fiscal 1998 of approximately $22,000, or 28.6%, from the corresponding Fiscal 1997 quarter, resulted primarily from a decrease in resources dedicated to research and development projects. Research and development projects during the quarter ended June 30, 1997 also included developmental work on the product line for the MISD business unit. The Company terminated such business unit in December 1997. Research and development expenses in each of the Third Quarter of Fiscal 1998 and Fiscal 1997 primarily focused on the formulation and design of product and process alternatives.

           Total operating expenses in each of the Third Quarter of Fiscal 1998 and Fiscal 1997 consisted primarily of project costs, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's total operating expenses were approximately $1,202,000 in the Third Quarter of Fiscal 1998 (excluding proxy and litigation expenses of approximately $39,000, all of which in the Third Quarter of Fiscal 1998 involve litigation expenses) and approximately $1,192,000 in the corresponding quarter in Fiscal 1997.

Such slight increase of approximately $10,000 or 0.8% is due primarily to an increase in the Company's sales and marketing efforts offset, for the most part, by the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs are independent of the expenditures that supported the former MISD and DMISD divisions.

           Net interest income of approximately $22,000 during the Third Quarter of 1998, resulted from interest earned on cash balances, offset, in part, by interest expense incurred in conjunction with equipment lease obligations. The Company earned greater interest income in the Third Quarter of 1998 than in the Third Quarter of Fiscal 1997 due to higher cash balances maintained during the Fiscal 1998 period. Net interest income was approximately $8,000 in the Third Quarter of Fiscal 1997.

           The Company's net loss for the Third Quarter of 1998 was approximately $352,000, while the Company had net income of approximately $125,000 in the Third Quarter of 1997. The Company's net loss for the Third Quarter of 1998 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1998, the Company had cash and cash equivalents of approximately $1,801,000. Working capital at June 30, 1998 was approximately $1,842,000.

           Net cash used in operating activities for the nine months ended June 30, 1998 was approximately $270,000. Such use of cash reflects the net loss for the nine months ended June 30, 1998 and changes in certain of the Company's operating assets and liabilities. Accounts receivable decreased by approximately $364,000 during the nine months ended June 30, 1998 as a result of the reduction in project revenue during such period. Deferred revenue also decreased by approximately $160,000 as a result of a decline in advance payments that the Company received on signed contracts during the nine months ended June 30, 1998. In addition, accrued expenses and other current liabilities increased by approximately $258,000 due primarily to the litigation and severance expenses that the Company incurred during the nine months ended June 30, 1998. There can be no assurance that such trends will not continue in the future or that the continuation of such trends will not adversely affect the Company's future liquidity.

           For the nine months ended June 30, 1998, the Company invested approximately $199,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the balance of Fiscal 1998 will approximate $100,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

           In June 1998, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from January 1, 1998 through and including June 30, 1998. For future dividend obligations, see "Note 2 -

Notes to Consolidated Financial Statements."


           The Company anticipates that its cash and cash equivalents as at June 30, 1998, together with cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months.

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

           In addition, the Company receives imaging data derived from the computer systems of its clients, which data or software may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 Problem relating to the data received from its clients, failure of such computer systems to properly address the Year 2000
Problem may adversely affect the Company's business, financial condition, results of operations or cash flows.

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 1.    LEGAL PROCEEDINGS.

           On February 23, 1998, each of the Committee Members, as plaintiffs, filed a verified complaint and motion in the New Jersey District Court seeking to enjoin the Company and the Incumbent Directors from holding the election of the Board of Directors, at the Annual Meeting of Stockholders, on February 27, 1998. The Committee Members alleged, among other things, use of a false and misleading proxy statement, manipulation of the proxy process and manipulation of the stockholder democracy process in connection with the pending election on February 27, 1998. The New Jersey District Court, on February 26, 1998, denied the Committee Members' application for a temporary restraining order and denied the Committee Members' application for a preliminary injunction. The New Jersey District Court determined, among other things, that the proxy statement furnished in connection with the solicitation by the Incumbent Directors was not misleading.

           Subsequent to the end of the quarter, on July 22, 1998, the Company and each of Jeffrey S. Hurwitz, Esq., Jeffrey H. Berg, Ph.D., James A. Taylor, Ph.D. and Mark L. Weinstein (collectively, the "Company Group") executed a settlement agreement (the "Settlement") with the Committee, each of the
Committee Members and Investment Partners of America, L.P. (collectively, the "Stockholders Group"). The Settlement relates to all legal matters that have been ongoing since February 1998 between the Company Group and Stockholders Group. The Settlement calls for, among other things, (i) mutual releases from all parties, (ii) an expansion of the Company's Board of Directors to include two nominees of the Committee acceptable to the Company, and (iii) the execution of the Separation Agreement. The Company Group will immediately begin the interview process for potential Board members that will be nominated by the Committee. The Settlement also contains certain non-disclosure and non-disparagement provisions. In connection with the Settlement, each of the Committee Members, each of the Incumbent Directors and the Company agreed to dismiss all claims and counterclaims asserted in their consolidated action, with prejudice, except for any claims made by the Company against Donald W. Lohin ("Lohin"). The Company's claims against Lohin were previously dismissed without prejudice on April 16, 1998.

           On July 22, 1998 the Company and Conklin executed the Separation Agreement, whereby the parties exchanged mutual releases and entered covenants not to sue. The Separation Agreement also contains, among other things, certain confidentiality, non-competition, non-solicitation and non-disparagement provisions. Pursuant to the terms of the Separation Agreement, the Company will pay Conklin $127,000. The Company previously recorded this severance expense during the quarter ended March 31, 1998.

ITEM 5.    OTHER INFORMATION.

           ADDITION TO THE BOARD OF DIRECTORS

           On July 22, 1998, the Board of Directors increased the size of the Board to five (5) members and elected David E. Nowicki, DMD, to fill the vacancy created and to serve on the Company's Board of Directors until the next annual meeting of stockholders and until his successor has been duly elected and qualified. Dr. Nowicki has conducted a full time practice of Periodontics for approximately twenty years, and has been Assistant Clinical Professor (1980-1994) and Director of Postgraduate Research and Literature Review (1984-1992) at the New Jersey Dental School, Department of Periodontics.

           NOTIFICATION FROM NASDAQ

           On March 2, 1998, the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq"), that the Company's Common Stock was trading below the new minimum bid price requirement of $1.00 required for continued listing on the Nasdaq SmallCap Market. As a result, the Company had until May 28, 1998 for its Common Stock to trade at or above the minimum requirement for at least 10-consecutive trade days. On May 29, 1998, the Company was notified by Nasdaq that based on a review of the Company's Common Stock trading history with respect to the closing bid, the Company was in compliance with the new bid requirement for continued listing on Nasdaq. The notification was based on a review of the Company's Common Stock trading history with respect to the closing bid since February 27, 1998. There can be no assurance, however, that the Company will be able to continue to meet the Nasdaq criteria for continued listing. In the event the Company fails to meet such continued listing criteria, the Company's Common Stock could cease to be listed on the Nasdaq SmallCap Market. In such event, the Company believes that its Common Stock would continue to be quoted and traded on either the OTC Bulletin Board or on the over-the-counter market. However, the Company believes that the marketability of its Common Stock would be negatively impacted if moved to either the OTC Bulletin Board or the over-the-counter market. A decrease in the marketability of the Company's Common Stock may cause a decline in the Company's stock price.

           LEASE RENEWAL

           On June 22, 1998, the Company entered into a lease renewal beginning on December 1, 1998 and ending November 30, 1999 for approximately 9,100 square feet of office space at the Company's headquarters in West Trenton, New Jersey. Such lease renewal provides for base rent of approximately $9,800 per month through November 30, 1999. The Company believes that these facilities will be adequate for its needs for the foreseeable future, but continuously evaluates its property needs.

           PRESIDENT AND CHIEF EXECUTIVE OFFICER

           On April 15, 1998, the Company entered into an employment agreement with Mark L. Weinstein in connection with his election to the offices of President and Chief Executive Officer of the Company. Such agreement has an initial term of two years with an initial annual base salary of $180,000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       Exhibits.

                      10.1 Employment Agreement dated April 15, 1998 between the Company and Mark L. Weinstein.

                      27.1 Financial Data Schedule for the period ended June 30, 1998.

                      27.2 Restated Financial Data Schedule for the period ended December 31, 1997.

                      27.3 Restated Financial Data Schedule for the year ended September 30, 1997.

                      27.4 Restated Financial Data Schedule for the period ended June 30, 1997.

                      27.5 Restated Financial Data Schedule for the period ended December 31, 1996.

                      27.6 Restated Financial Data Schedule for the year ended September 30, 1996.

                      27.7 Restated Financial Data Schedule for the period ended June 30, 1996.


     (b)       Reports on Form 8-K.

               None.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIO-IMAGING TECHNOLOGIES, INC.

DATE:   August 10, 1998        By: /S/ MARK L. WEINSTEIN
                                  ---------------------
                                  Mark L. Weinstein, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

DATE:   August 10, 1998        By: /S/ ROBERT J. PHILLIPS
                                  ----------------------
                                  Robert J. Phillips, Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)