Form 10KSB
period 1998-09-30
BIO IMAGING TECHNOLOGIES INC
filed 1998-12-18
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998
                           Commission File No. 1-11182

                         BIO-IMAGING TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        11-287204
-----------------------------               ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


830 Bear Tavern Road, West Trenton, New Jersey                     08628-1020
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


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     State  Registrant's  revenues  for fiscal year ended  September  30,  1998:
$3,599,313


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,214,564 at October 31, 1998 based on the average bid and asked prices on that date.



     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1998:

Class                                            Number of Shares
-----                                            ----------------

Common Stock, $.00025 par value                      7,773,878


     Transitional Small Business Disclosure Format

                    Yes:                          No:    X
                         --------                    --------


     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS

         Item                                                     Page
         ----                                                     ----

PART I   1.  Business...............................................1

         2.  Properties.............................................9

         3.  Legal Proceedings......................................9

         4.  Submission of Matters to a Vote of Security Holders....9

PART II  5.  Market for the Company's Common Equity and Related
             Stockholder Matters....................................9

         6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................11

         7.  Financial Statements..................................17

         8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................17

PART III 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16 (a) of the
             Exchange Act..........................................18

         10. Executive Compensation................................18

         11. Security Ownership of Certain Beneficial Owners
             and Management........................................18

         12. Certain Relationships and Related Transactions........18

         13. Exhibits, List and Reports on Form 8-K................18

SIGNATURES   ......................................................19

EXHIBIT INDEX......................................................21

FINANCIAL STATEMENTS..............................................F-1

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

     Bio-Imaging Technologies, Inc. ("Bio-Imaging Technologies" or the "Company") is a pharmaceutical contract service organization providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.

     The Company utilizes proprietary processes and software applications in providing its services to pharmaceutical companies conducting clinical studies in which medical imaging modalities are used to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. The Company's digital image processing and computer analysis techniques enable it to make highly precise measurements and biostatistical inferences about drug or device effects. The resulting data enable the Company's clients, and their regulatory reviewers (primarily the U.S. Food and Drug Administration, the "FDA") to evaluate product efficacy. In addition, the Company has developed specialized computer services and software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format.

     The Company continues to believe that it is at an early stage of market penetration and is directing its marketing and sales efforts towards those clinical development areas that heavily depend upon medical imaging. These areas include oncology, central nervous system, anti-inflammatory and cardiovascular therapeutics and diagnostics.

     In February 1997, the Company opened a European facility in Leiden, the Netherlands to provide centralized image processing services for European clients. The Company manages its services for European based clinical trials from this facility. The Company's European facility has the same capabilities as the Company's U.S. headquarters.


     The Company was incorporated in Delaware in 1987 under the name Wise Ventures, Inc. The Company's name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of the Company's principal executive offices is 830 Bear Tavern Road, West Trenton, New Jersey, 08628, and its telephone number is 609-883-2000.

BUSINESS SERVICES

     Core Laboratory Services

     Bio-Imaging Technologies is a leading provider of medical imaging management services for clinical development purposes. The Company's imaging core laboratory facilities in the U.S. and Europe provide centralized image data collection, processing, analysis and archival services for clinical trials conducted worldwide. The facilities are designed for high-volume processing of analog (film) and digital image data in a secure environment that complies with regulatory guidelines for clinical data management.

     Imaging data are received by these facilities from clinical trial sites, typically academic or community hospitals. The Company has developed procedures for data tracking and quality control that it believes to be of significant value to its clients. The Company's facilities contain specialized hardware and software for the translation of digital data or the digitization of films, so that all data can be standardized, regardless of its source. The Company believes its ability to handle most commercially available image file formats is a valuable technical asset and important competitive advantage in gaining new business for large global multi-center clinical trials.

     The Company performs image analyses on its clients' data using internally developed or specially configured software. The Company measures key indicators of drug efficacy in different organs and disease states. The image analysis results derived in its facilities are transferred to databases that can be transmitted electronically to the Company's clients, or integrated directly into the Company's Bio/ImageBase(R) package for regulatory submission on the client's behalf.

     Information Management Services

     Bio-Imaging Technologies' information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials. The Company's Computer Assisted Masked Reading ("CAMR(TM)") systems offer numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.

     Using the Company's CAMR(TM) systems, independent medical specialists can review medical image data from clinical trials in a digital format. The CAMR(TM) systems can display all modalities of imaging data, regardless of source equipment. In addition, the systems can display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients' response to therapy, or to determine if patients qualify for studies. By using the CAMR(TM) systems to read and evaluate image data, medical specialists can achieve greater reading speed than is possible with film, and can perform evaluations in a more objective, reproducible manner. The Company has also developed CAMR(TM) systems which are located on the premises of the individual medical specialists who are chosen by the sponsor to perform the analysis of the medical image data.

     The Company has developed a proprietary image database software application, Bio/ImageBase(R), that enables the Company's clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM disks, Bio/ImageBase(R) allows clients and their FDA medical reviewers to review medical images and related clinical data. The Company believes that Bio/ImageBase(R) offers the potential to decrease review time and results in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices.

     The Company's Bio/ImageBase(R) software has been installed at client sites and on certain computer systems at the FDA. The Company has been using its Bio/ImageBase(R) software to submit medical images and related data to the FDA since mid-1993. In March 1996, Bio/ImageBase(R) was cited in the FDA's 1996 Computer-Assisted Product License Application Guidance Manual as an acceptable database for submission of imaging data.

     Other Services

     The Company provides technical consulting in the evaluation of the sites that may participate in clinical trials. The Company also consults with clients regarding regulatory issues involved in the design, execution, analysis and submission of imaging data of the trials.

TARGET MARKETS

     The Company's primary target market includes pharmaceutical, biotechnology and medical device companies whose clinical development pipelines include drugs, biologics or devices that are typically evaluated by medical imaging methods. This target market includes leading international pharmaceutical companies and biotechnology companies with products currently in the clinical development pipeline.

     Bio-Imaging Technologies focuses its marketing on the following stages of clinical development:

     Phase II Clinical Trials

     Phase II clinical trials are generally conducted over one to two years and involve basic efficacy (effectiveness) and dose-range testing in approximately 50 to 400 patients suffering from the disease or condition under study. Such trials help determine the best effective dose, confirm that the drug works as expected and provide additional safety data.

     Phase III Clinical Trials

     Phase III clinical trials are generally conducted over two to three years and involve efficacy and safety studies in broader populations of hundreds or thousands of patients and many investigational sites (hospitals and clinics). Generally, Phase III studies are intended to provide additional information on drug safety and efficacy, an evaluation of the risk-benefit of the drug and information for the adequate labeling of the product.

     Bio-Imaging Technologies focuses its marketing efforts on clinical trials for the following classes of drugs:

     Cancer Therapeutics

     Many pharmaceutical companies are currently developing new therapies for the treatment of cancer. For solid tumor studies, medical imaging modalities are used to determine the response of treated and untreated tumors. These medical images are evaluated by medical specialists during the course of oncology clinical trials to determine the extent of disease and changes in tumor size over time.

     The FDA's guidelines aimed at accelerating access to new drugs for the review and approval of new cancer therapies place greater emphasis on shrinkage of tumors as an early indicator of anti-tumor efficacy. Bio-Imaging Technologies believes that these FDA guidelines may have a favorable impact on its business as pharmaceutical and biotechnology companies may have an increased need for regulatory compliant medical imaging services to conduct their oncology clinical trials.

     Central Nervous System Therapeutics

     Various pharmaceutical companies are currently developing drugs for treatment of diseases and conditions of the central nervous system, most of which are evaluated with the aid of medical imaging. Most later-stage clinical trials for these serious and costly conditions involve the evaluation of medical image data. The Company believes that its central nervous system clinical trials business may increase as more therapies progress through the research pipeline.

     Diagnostic Imaging Agents

     Bio-Imaging Technologies provides its services to clients developing diagnostic imaging agents which are designed to diagnose disease conditions more quickly and accurately in their development in order to facilitate earlier and more accurate treatment.

     Anti-Inflammatory Therapeutics

     Anti-inflammatory clinical trials, such as those focused on arthritis and osteoporosis, include radiologic evaluation of the bones and joints to determine drug efficacy. The Company believes that demand among drug developers for its services will increase as new classes of biotechnology-derived drugs enter and progress through the clinical development pipeline.

     Cardiovascular Therapeutics

     Various pharmaceutical companies are currently developing drugs for the diagnosis and treatment of cardiovascular diseases and conditions which are evaluated with the aid of medical imaging. The Company provides its services to clients developing diagnostic agents for the detection and treatment of these conditions.

MARKET TRENDS

     The Company believes that demand for its services should grow because of a variety of favorable regulatory, technological and market trends:

     o The FDA initiatives to streamline the regulatory submission and review process which are being implemented should have a beneficial impact on the Company. The FDA is investing in new information technology and has begun the process of formulating and disseminating guidelines for standardizing the submission of electronic data, including medical images. The Company expects submission of image data to be a requirement in key therapeutic and diagnostic areas for evaluating the effectiveness of a drug or imaging agent.

     o Consolidation, restructuring and downsizing in the pharmaceutical industry in response to downward pressure on certain pharmaceutical and biotechnology companies' drug prices has resulted in increased outsourcing of certain research and development activities. Currently, over $4 billion in research services are outsourced to contract clinical research organizations. Industry estimates place growth of outsourcing between 20% to 30% per year for at least the next three years.

     o Growth in pharmaceutical and biotechnology research and development spending is fairly non-cyclical. As a result, the Company believes that outsourcing of development activities should continue to remain steady.

     o New classes of drugs to treat conditions traditionally evaluated by imaging are entering or progressing through the clinical development pipeline, leading to increased demand for medical imaging-related services. In addition, digital technologies for data acquisition and management are rapidly penetrating the radiology community.

     o As pharmaceutical and biotechnology companies increasingly attempt to expand the market for new drugs by conducting clinical trials and pursuing regulatory approval in multiple countries simultaneously, contract service organizations with an international presence and expertise will continue to benefit. The Company believes it is well-positioned to take advantage of these trends due to its U.S.
         and European operations.

     o The Company also believes that, because its development services are specialized, it is often able to perform these services with a higher level of expertise or specialization more quickly and efficiently than a pharmaceutical or biotechnology company could perform internally.

INTELLECTUAL PROPERTY

     Proprietary protection for the Company's computer-imaging programs, processes and know-how is important to its business. Bio-Imaging Technologies has developed certain technically derived procedures and computer software applications that are intended to increase the effectiveness and quality of its services. The Company relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company has obtained registered trademark protection for the Bio/ImageBase(R) and has claimed trademark protection for the CAMR(TM). Furthermore, Bio-Imaging Technologies requires all employees, consultants and contractors to execute confidential disclosure agreements as a condition of employment or engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of trade secret information. In addition, to the extent the Company relies on trade secrets and know-how to maintain its competitive technological position, there can be no assurance that others may not develop independently the same or similar techniques. Although the Company's intellectual property rights are important to the results of its operations, the Company believes that other factors such as independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to its clients.

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

     The success of the Company's business is dependent upon the continued acceptance by the FDA and other regulatory authorities which review the data and analyses generated by the Company's services in the evaluation of the safety and efficacy of new drugs and devices. The FDA has formal guidelines which encourage the use of "surrogate measures," through submission of digital image data, for evaluation of drugs to treat life-threatening or debilitating conditions. There can be no assurance, however, that the FDA or other regulatory authorities will accept the data or analyses generated by the Company in the future and, even assuming acceptance, there can be no assurance that the FDA or other regulatory authorities will require the application of imaging techniques to numbers of patients and over time periods substantially similar to those required of traditional safety and efficacy techniques.

     Recent changes in the FDA's policy for the evaluation of therapeutic oncology agents can have a positive impact on the time to market of such therapeutics. According to the guidelines announced in March 1996, approval times for new cancer therapies can be shortened if evidence of tumor shrinkage is verifiable and demonstrable through the use of objective measurement techniques. These guidelines place much greater reliance on the use of medical image data to demonstrate objective tumor shrinkage. In addition, in March 1997, the FDA announced new guidelines aimed at accelerating all therapeutic categories through the use of surrogate markers such as imaging endpoints. The
Company believes the FDA's initiatives to streamline and accelerate the submission and review process of therapeutic agents may have a favorable impact on the Company's business.

     In October 1998, the FDA released a draft guidance for industry relating to how medical imaging should be defined, handled and evaluated in clinical trials. The Company believes that the guidance document comports with the methodologies and processes utilized by the Company in providing medical information management services for its clients.

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

COMPETITION

     As a sign of growth in the clinical trials-related medical imaging services business, the Company continues to experience an increase in competition from commercial competitors and academic research centers. Over the past two years, several conventional contract research organizations have either started or acquired divisions to address the need for medical imaging services as it relates to clinical trials. As competition increases, Bio-Imaging Technologies will look to provide value-added services and undertake marketing and sales programs to differentiate its services based on its expertise and experience in specific therapeutic and diagnostic areas, its technological expertise and regulatory and clinical development experience, its quality performance and its international capabilities. Competition in the Company's industry has resulted in additional pressure being placed on price, service and quality. Although the Company believes that it is well positioned against its competitors due to its experience in clinical trials and regulatory compliance along with its international presence, there can be no assurance that the Company's competitors or clients will not provide or develop services similar or superior to those provided by the Company. Any such competition could have a material adverse impact on the Company. The Company's competitive position also depends upon its ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how.

MARKETING AND SALES

     Bio-Imaging Technologies provides and markets its services on an international basis primarily to pharmaceutical and biotechnology companies. The Company's sales and marketing activities are performed by a Director of Client Technical Services, three Regional Managers of Client Technical Services, a Director of Clinical Services, Europe and a Manager, Business Development.

     The Company's selling efforts are focused on North America and Western Europe. Sales efforts are directed from both of the Company's headquarters in New Jersey and Leiden, The Netherlands. The Company's marketing activities include exhibiting at major trade shows, advertising in trade journals and the sponsoring of industry associations. The Company continues to evaluate appropriate co-marketing activities and strategic alliances, in particular with contract research organizations, to augment its own business development efforts.

SIGNIFICANT CLIENTS

     During fiscal 1998, two clients, including one European-based client, accounted for approximately 50% of the Company's project revenues. The one European-based client represented approximately 26% of such revenues while the other client represented approximately 24% of such revenues. These contracts are terminable by the Company's clients at any time and for any reason. Loss of any of these clients or a reduction in services provided to these clients would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of September 30, 1998, the Company had 35 employees, three of whom are officers of the Company.

     Of the Company's employees as of September 30, 1998, six were engaged in sales and marketing, 24 were engaged in client related projects and five were engaged in administration and management. A significant number of the Company's management and professional employees have prior industry experience. Bio-Imaging Technologies believes that it has been successful in attracting skilled and experienced personnel, however, competition for such personnel is intensifying. All of the Company's employees are covered by confidentiality and non-competition agreements. The Company cannot provide assurances as to the enforceability of such agreements. Bio-Imaging Technologies has entered into an employment contract with one of its officers. See "Item 10. Executive Compensation." Bio-Imaging Technologies considers relations with its employees to be good.

ITEM 2.     PROPERTIES.

     The Company leases approximately 9,100 square feet of office space in West Trenton, New Jersey. The lease expires November 30, 1999 and provides for a base rent of approximately $9,800 per month through that date. The Company also leases approximately 4,000 square feet of office space in Leiden, the Netherlands. The lease expires February 14, 2000 and provides for a base rent of approximately $7,200 per month with an annual inflation increase. The Company believes that these facilities will be adequate for its needs for the foreseeable future, but continuously evaluates its property needs.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

     Since June 18, 1992, the Common Stock has been traded on the Nasdaq SmallCap Market under the symbol BITI.


     The following table sets forth the high and low sales bid quotations for the Common Stock for each of the quarters since the quarter ended December 31, 1996 as reported on the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


          Quarter                                Common
           Ended                                  Stock
           -----                                  -----

                                             High        Low
                                             ----        ---

          December 31, 1996                  1.625       1.0625
          March 31, 1997                     2.125       1.25
          June 30, 1997                      1.5625      1.0625
          September 30, 1997                 1.875       1.0625
          December 31, 1997                  1.844       0.50
          March 31, 1998                     0.781       0.531
          June 30, 1998                      1.938       0.50
          September 30, 1998                 1.00        0.438

     On August 25, 1998, the Company received notification from Nasdaq that the Company's Common Stock was trading below the minimum bid price requirement of $1.00 required for continued listing on the Nasdaq SmallCap Market. As a result, the Company had until November 25, 1998 for its Common Stock to trade at or above the minimum requirement for at least 10-consecutive trade days. This notification was based on review of the Company's Common Stock trading history with respect to the closing bid for the previous thirty consecutive trade days from the date of notification. The Company's Common Stock did not regain compliance before November 25, 1998. Therefore, on November 23, 1998, the Company requested a hearing, by written submission, from Nasdaq and further requested a stay of any termination proceeding pending the outcome of such hearing. On December 8, 1998, Nasdaq notified the Company that such hearing will be held on January 14, 1999 and that the delisting action referenced in the August 25, 1998 letter from Nasdaq has been stayed until such time the Nasdaq Hearing Panel renders its decision. There can be no assurance, however, that Nasdaq will grant the Company's request for continued listing on the Nasdaq SmallCap Market or that the Company will be able to maintain compliance with the Nasdaq requirements for continued listing in the future.

     In the event that Company's Common Stock ceases to be listed on the Nasdaq SmallCap Market, the Company believes that its Common Stock would continue to be quoted and traded in either the OTC Bulletin Board or on the over-the-counter market. However, the Company believes that the marketability of its Common Stock would be negatively impacted if moved to either the OTC Bulletin Board or the over-the-counter market. A decrease in the marketability of the Company's Common Stock may cause a decline in the Company's stock price. The Company is currently exploring possible courses of actions and evaluating alternatives to comply with Nasdaq's new continued listing requirements. There can be no assurance, however, that pursuing available alternatives will result in the Company's continued listing with the Nasdaq SmallCap Market.

     Since June 18, 1992, the Common Stock also has been listed on the Boston Stock Exchange ("BSE") under the symbol BIT.

     The following table sets forth the high ask and low bid quotations for the Common Stock for each of the quarters since the quarter ended December 31, 1996 as reported on the BSE.


          Quarter                                Common
           Ended                                  Stock
           -----                                  -----

                                             High        Low
                                             ----        ---

          December 31, 1996                  1.875       0.9375
          March 31, 1997                     2.375       1.25
          June 30, 1997                      1.75        1.0625
          September 30, 1997                 1.875       1.00
          December 31, 1997                  1.719       0.3125
          March 31, 1998                     0.75        0.375
          June 30, 1998                      1.625       0.375
          September 30, 1998                 1.00        0.375

     As of October 31, 1998, the approximate number of holders of record of the Common Stock was 113 and the approximate number of beneficial holders of the Common Stock was 1,375.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Bio-Imaging Technologies is a pharmaceutical contract service organization providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.


     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is approximately nine months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12-24 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to obtain additional contracts and generate additional revenue, the Company has increased its sales and marketing efforts during the past fiscal year. As of September 30, 1998, the Company believes that the results of these efforts have not yet been fully realized given the lengthy sales cycle and the nature and timing of the services to be provided by the Company on current and prospective contracts. Although the Company's client base increased from 22 clients in fiscal 1997 to 25 clients in fiscal 1998, the revenue generated from such client base remains highly concentrated. Two clients comprised approximately 50% of the Company's project revenue during fiscal 1998. Of the 25 clients in fiscal 1998, 13 are new clients.

     Despite lower project revenue for fiscal 1998 as compared to the prior year, the Company believes that demand for its services and technologies will grow during the longer term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical imaging data that is derived from clinical trials and the rigorous regulatory requirements relating to the submission of this data. In addition, the United States Food and Drug
Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition, there can be no assurance that demand for the Company's services and technologies will grow, or sustain growth, or that additional revenue generating opportunities will be realized by the Company.


RESULTS OF OPERATIONS

     The Company experienced a loss for fiscal 1998 as a result of insufficient project revenue to support the infrastructure of the Company and non-recurring charges of $597,000 consisting of (i) costs of $320,000 associated with a proxy contest and related litigation and (ii) restructuring and severance expenses of $277,000 related to the elimination of two former business divisions and the resignation in December 1997 of a former executive officer.

     In February 1998, the Company and a shareholder group engaged in a proxy contest in an effort to, among other things, elect members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. In connection with such proxy contest and the related litigation, the Company expended $320,000 in fiscal 1998.

     During fiscal 1998, the Company recorded restructuring and severance expenses of $277,000. This amount consists of restructuring expenses of $105,000 and severance expenses of $172,000.

     In December 1997, the Company terminated two business divisions, the Marketing Information Services Division (the "MISD") and the Data Management and Information Systems Division (the "DMISD"), which were established in October 1996. These divisions did not meet the Company's expectations and the Company believed that its resources were better focused on its core clinical trials service business. The Company incurred restructuring charges of approximately $105,000 which consisted of (i) $38,000 of severance costs paid to the former Senior Vice President and General Manager of the MISD and (ii) $67,000 related to the write-off of assets and costs associated with the termination of the MISD and DMISD. Each of these charges has been reflected in non-recurring charges for fiscal 1998. The Company believes that the restructuring will not have an impact on the Company's future results of operations, liquidity and sources and uses of capital resources.

     In a separate matter, two executive officers of the Company resigned in December 1997. The Company entered into a separation agreement with one such former executive officer. The Company agreed to pay such former executive officer $127,000 in connection with the separation agreement. The Company has not entered, and does not expect to enter, into an agreement with the other executive officer who resigned in December 1997. As a result of these resignations, the Company recorded severance expenses of approximately $172,000. Such expenses have been reflected in non-recurring charges for fiscal 1998.

     Certain matters discussed in the Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of projects due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     Fiscal Years Ended September 30, 1998 and 1997
     ----------------------------------------------

     Project revenues for 1998 and 1997 were approximately $3,599,000 and $5,545,000, respectively, a decrease of approximately $1,946,000 or 35.1%. Project revenues in 1998 were derived from 25 clients and revenues in 1997 were derived from 22 clients. The decrease in project revenues is primarily a result of a decrease in work performed by the Company on existing contracts, including work for one European client, during 1998 as compared to 1997. The Company's scope of work in both fiscal years included primarily core laboratory services and information management services.

     Cost of revenues for 1998 and 1997 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues were approximately $2,026,000 for 1998 and approximately $1,938,000 for 1997, an increase of approximately $88,000, or 4.5%. Cost of revenues increased slightly, despite a decrease in project revenues, as the cost of professional salaries and benefits and allocated overhead expenses increased in 1998. The Company maintained comparable staffing levels throughout both years.

     The difference between project revenues and cost of revenues may fluctuate as a percentage to project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods.

     General and administrative expenses for 1998 and 1997 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $1,531,000 for 1998 and approximately $1,789,000 for 1997. The decrease for 1998, of approximately $258,000 or 14.4% from 1997, resulted primarily from the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs are independent of the expenditures that supported the former MISD and DMISD divisions. The decrease in general and administrative expenses is partially offset by a full twelve months of expenses incurred during 1998 by the Company's European facility which commenced operations during the second quarter of 1997.

     Sales and marketing expenses for 1998 and 1997 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $1,004,000 for 1998 and approximately $834,000 for 1997. The increase during 1998, of approximately $170,000 or 20.4% from 1997, resulted primarily from the increase in personnel and resources dedicated to sales and marketing activities in the United States and in Europe.

     Research and development expenses for 1998 and 1997 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses were approximately $255,000 during 1998 and approximately $246,000 for 1997. The increase during 1998, of approximately $9,000 or 3.7% from 1997, resulted primarily from an increase in resources dedicated to research and development projects. Research and development expenses for 1998 and 1997 primarily focused on the formulation, design and testing of product and process alternatives. Research and development projects during 1997 also included developmental work on the product line for the MISD business unit. The Company terminated such business unit in December 1997.

     Total costs and expenses during 1998 and 1997 consisted primarily of cost of revenues, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's cost and expenses were approximately $4,816,000 (excluding non-recurring charges of $597,000) in 1998 and approximately $4,807,000 in 1997. Such slight increase of approximately $9,000 or 0.2% is due primarily to an increase in the Company's sales and marketing efforts offset, for the most part, by the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs are independent of the expenditures that supported the former MISD and DMISD divisions.

     Net interest income, of approximately $88,000 during 1998, resulted from interest earned on cash balances offset in part by interest expense incurred in conjunction with equipment lease obligations. The Company earned greater interest income in 1998 than in 1997 due to higher cash balances being maintained during 1998. Net interest income was approximately $53,000 in 1997.

     The Company's net loss for 1998 was approximately $1,726,000 while the Company had net income of approximately $791,000 for 1997. The Company's net loss for 1998 was attributable primarily to insufficient project revenue to support the infrastructure of the Company along with $597,000 of non-recurring expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At  September  30,  1998,  the  Company  had cash and cash  equivalents  of
approximately   $1,527,000.   Working   capital  at   September   30,  1998  was
approximately $1,263,000.

     Net cash used in operating activities for 1998 was approximately $340,000. Such use of cash reflects the net loss for 1998 and changes in certain of the Company's operating assets and liabilities. Accounts receivable decreased by approximately $543,000 for 1998 as a result of the reduction in project revenues during the year. Deferred revenue increased by approximately $108,000 as a result of an increase in advance payments that the Company received related to signed contracts at September 30, 1998. In addition, other assets decreased by approximately $12,000 due primarily to the write-off of assets associated with organizational costs for the Company's foreign subsidiary and the termination of the MISD division. There can be no assurance that the Company's operating results will return to profitability in the future or that the continuation of such trends will not adversely affect the Company's future liquidity requiring the need for the Company to raise additional capital.

     As of September 30, 1998 all of the Company's project contracts, including contracts with international clients, have been denominated in United States Dollar.

     For the year ended September 30, 1998, the Company invested approximately $377,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the next fiscal year will approximate $200,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In March 1998, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,285 which amount represented accrued cumulative dividends for the period from July 1, 1997 through and including December 31, 1997 and interest of $285 from January 1, 1998 through the date of payment. In July 1998, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000 which amount represented accrued cumulative dividends for the period from January 1, 1998 through and including June 30, 1998.

     The Company anticipates that its cash as at September 30, 1998 will be sufficient to fund working capital needs and capital requirements through fiscal 1999.

NEW ACCOUNTING REQUIREMENTS

     In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued by the Financial Accounting Standards Board ("FASB") and is effective for periods beginning after December 15, 1997. In June 1997 SFAS No. 130 - "Reporting Comprehensive Income" was issued by the FASB and is effective for periods beginning after December 15, 1997. These standards increase financial reporting disclosures and will have no impact on the Company's financial position or results of operations. In March 1998, Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued by the American Institute of Certified Public Accountants and is effective for periods beginning after December 15, 1998. The Company has not determined the impact, if any, the adoption of Statement of Position No. 98-1 will have on the financial position or results of operations.

EXISTING CONTRACTS

     During fiscal 1998, the Company signed approximately $4,829,000 in new project contracts. As of September 30, 1998, the Company had entered into agreements with 16 companies to provide services in the aggregate amount of approximately $7,012,000 through August 2000, of which services valued at approximately $5,039,000 remain to be completed. Such contracts are subject to termination by the Company or its clients at any time or for any reason. In addition, client's clinical trials or other projects are subject to timing and scope changes. Therefore, future revenue generated by the Company may not equal initial contract values.

YEAR 2000 COMPLIANCE

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem". The Company has assessed its state of readiness with respect to the Year 2000 Problem. The Company's management information systems department has reviewed and tested the Company's internal business systems for Year 2000 compliance. The Company believes that, based on the results of such review and testing, the Company's internal business systems, including its computer systems, are Year 2000 compliant. The Company does not anticipate any material future expenditures relating to the Year 2000 compliance of its internal systems. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, financial condition, results of operations or cash flows.

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

     The Year 2000 disclosures discussed above are based on numerous expectations which are subject to uncertainties. Certain risk factors which could have a material adverse effect on the Company's results of operations and financial condition include but are not limited to: failure to identify critical systems which will experience failures, errors in the remediation efforts, inability to obtain new replacements for non-compliant systems or equipment, general economic downturn relating to Year 2000 failures in the U.S. and in other countries, failures in global banking systems and capital markets, or extended failures by public and private utility companies or common carriers supplying services to the Company.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 12, 1998, the Company selected Arthur Andersen LLP to act as independent accountants for the Company and informed the prior auditors, Goldstein, Golub, Kessler & Company, P.C., of its decision. In connection with its audits for each of the two years in the period ended September 30, 1997 and thereafter, there were no disagreements with the prior auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The prior auditors' report on the Company's financial statements for each of the two years in the period ended September 30, 1997 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company. The prior auditors have furnished the Company with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements.

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10.    EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.    EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a)    (1)     Financial Statements.

            Reference is made to the Index to Financial Statements on Page F-1.

     (a)    (2)     Financial Statement Schedules.

            None.

     (a)    (3)     Exhibits.

            Reference is made to the Index to Exhibits on Page 21.

     (b)       Reports on Form 8-K.


            None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of December, 1998.


                                          BIO-IMAGING TECHNOLOGIES, INC.



                                          By: /s/Mark L. Weinstein
                                              ----------------------------------
                                          Mark L. Weinstein, President and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                         DATE
---------                        -----                         ----


/s/Mark L. Weinstein          President and Chief              December 18, 1998
------------------------
Mark L. Weinstein             Executive Officer and Director
                              (principal executive
                              officer)

/s/Robert J. Phillips         Vice President and Chief         December 18, 1998
------------------------
Robert J. Phillips            Financial Officer
                              (principal financial and
                              accounting officer)

/s/Jeffrey H. Berg, Ph.D      Director                         December 18, 1998
------------------------
Jeffrey H. Berg, Ph.D.

/s/Marc Berger                Director                         December 18, 1998
------------------------
Marc Berger

/s/David E. Nowicki, DMD      Director                         December 18, 1998
------------------------
David E. Nowicki, DMD

/s/James A. Taylor, Ph.D.     Director                         December 18, 1998
------------------------
James A. Taylor, Ph.D.

                                  EXHIBIT INDEX


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

4.2 Registration Agreement dated October 13, 1994 between the Company and Corning Pharmaceuticals Services Inc., now Covance, Inc. ("Covance"). (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 13, 1994.)

4.3 Purchase Agreement for Units of Convertible Preferred Stock and Warrants dated December 8, 1995 between Investment Partners of America, L.P., as Purchaser, and the Company, including material exhibits (including the Certificate of Designation for the Convertible Preferred Stock). (Incorporated by reference to
                Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 22, 1995.)

10.1            Lease  between  Mountain  View  Office  Park  and  the  Company.
                (Incorporated by reference to (i) Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992, (ii) Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, (iii) Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, (iv) Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995), as amended effective September 5, 1996 (Incorporated by Reference to
                Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996) (v) as amended effective June 22, 1998 (Incorporated by Reference to Exhibit
                10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998).

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

10.4 Form of Employee's Invention Assignment, Confidential Information and Non-Competition Agreement. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.)

10.5 Stock Purchase Agreement dated October 13, 1994 between the Company and Covance. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 13, 1994.)

10.6 Master Lease Agreement dated April 25, 1994 by and between the Company and Wasco Funding Corp. and schedules thereto dated May 9, 1995 and August 31, 1995. (Incorporated by reference to
                Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.)

10.7* Employment Agreement including Invention Assignment and Confidential Information Agreement dated April 15, 1998, by and between the Company and Mark L. Weinstein. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.)

10.8 Purchase Agreement for Units of Convertible Preferred Stock and Warrants dated December 8, 1995 between Investment Partners of America, L.P., as Purchaser and the Company, including material exhibits. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 22, 1995.)

16 Letter re: Change in Certifying Accountants. (Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K dated January 12, 1998.)

21 List of Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.)

23.1            Consent of Arthur Andersen LLP.

Exhibit
 No.                                   Description of Exhibit
-------                                ----------------------

23.2            Consent of Goldstein Golub Kessler LLP.

27              Financial Data Schedule for the year ended September 30, 1998.

-----------------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

                (b)     Financial Statement Schedules

                        None.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries


                                                                     CONTENTS
--------------------------------------------------------------------------------

Report of Independent Public Accountants - Fiscal 1998                  F-2
Report of Independent Public Accountants - Fiscal 1997                  F-3

Consolidated Financial Statements:

Balance Sheets                                                          F-4
Statements of Operations                                                F-5
Statements of Stockholders' Equity                                      F-6
Statements of Cash Flows                                                F-7
Notes to Consolidated Financial Statements                        F-8 - F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Bio-Imaging Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of Bio-Imaging Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Arthur Andersen LLP

Princeton, New Jersey
October 23, 1998

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Bio-Imaging Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Bio-Imaging Technologies, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and Subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

October 9, 1997

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30,                                            1998            1997
--------------------------------------------------------------------------------

ASSETS

Current Assets:
Cash and cash equivalents                            $1,527,330      $2,367,658
Accounts receivable, net of allowance for
doubtful accounts of $65,000 and $20,000 in 1998
and 1997, respectively                                  626,376       1,214,052
Prepaid expenses and other current assets                84,747          88,518
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  2,238,453       3,670,228
Property and equipment, net                           1,543,434       1,669,678
Other assets                                             32,235          67,076
--------------------------------------------------------------------------------
TOTAL ASSETS                                         $3,814,122      $5,406,982
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Deferred revenue                                     $  522,605      $  414,360
Accounts payable                                        142,071          81,832
Accrued expenses and other current liabilities          261,063         239,351
Current maturities of long-term debt                     49,956          87,084
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                               975,695         822,627
Long-term debt                                           26,808          12,794
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                     1,002,503         835,421
--------------------------------------------------------------------------------
Stockholders' Equity:
Convertible cumulative preferred stock - $.00025
par value; authorized 3,000,000 shares, issued
   416,667 shares ($500,000 liquidation preference)         104             104
Common stock - $.00025 par value; authorized
   18,000,000 shares, issued and outstanding
   7,773,878 and 7,753,878 shares in 1998
   and 1997, respectively                                 1,944           1,939
Additional paid-in capital                            9,231,497       9,215,603
Accumulated deficit                                  (6,421,926)     (4,646,085)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                  2,811,619       4,571,561
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $3,814,122      $5,406,982
================================================================================




      The accompanying notes are an integral part of these balance sheets.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30,                                 1998              1997
--------------------------------------------------------------------------------

Project revenues                                    $ 3,599,313      $5,544,693
--------------------------------------------------------------------------------

Cost and expenses:

       Cost of revenues                               2,025,868       1,937,872

       General and administrative expenses            1,531,380       1,788,548

       Sales and marketing expenses                   1,003,523         834,092

       Research and development expenses                255,321         246,240

       Non-recurring charges                            597,000               -
--------------------------------------------------------------------------------
           Total cost and expenses                    5,413,092       4,806,752
--------------------------------------------------------------------------------

(Loss) income from operations                        (1,813,779)        737,941

Interest income, net                                     88,223          53,412
--------------------------------------------------------------------------------

Net (loss) income                                    (1,725,556)        791,353

Dividends on preferred stock                             50,285          40,000
--------------------------------------------------------------------------------

Net (loss) income applicable to common stock        $(1,775,841)     $  751,353
================================================================================

Basic (loss) earnings per common share              $     (0.23)     $     0.12
================================================================================

Weighted average number of common shares              7,772,230       6,327,605
================================================================================

Diluted (loss) earnings per common share            $     (0.23)     $     0.10
================================================================================

Weighted average number of common and dilutive
  common equivalent shares                            7,772,230       8,328,243
================================================================================




        The accompanying notes are an integral part of these statements.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                ADDITIONAL
                                PREFERRED STOCK             COMMON STOCK          PAID-IN        ACCUMULATED     STOCKHOLDERS'
                              SHARES       AMOUNT      SHARES        AMOUNT       CAPITAL          DEFICIT          EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance at
September 30, 1996            416,667      $ 104      5,968,550       $1,493     $7,739,688      $(5,376,216)      $2,365,069

Stock options exercised             -          -        245,275           61        283,099                -          283,160

Warrants exercised                  -          -      1,463,334          366      1,124,634                -        1,125,000

Issuance of common stock
to employees'savings plan           -          -         76,719           19         68,182                -           68,201

Dividends on preferred
stock                               -          -              -            -              -          (61,222)         (61,222)

Net income                          -          -              -            -              -          791,353          791,353

------------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1997            416,667        104      7,753,878        1,939      9,215,603       (4,646,085)       4,571,561

Stock options exercised             -          -         20,000            5         15,894                -           15,899

Dividends on preferred
stock                               -          -              -            -              -          (50,285)         (50,285)

Net loss                            -          -              -            -              -       (1,725,556)      (1,725,556)

------------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1998            416,667      $ 104      7,773,878       $1,944     $9,231,497      $(6,421,926)      $2,811,619
==============================================================================================================================



        The accompanying notes are an integral part of these statements.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30,                                                             1998             1997
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income                                                            $ (1,725,556)    $   791,353
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
  Depreciation and amortization                                                   559,301         651,775
  Provision for (reduction of) losses on accounts receivable                       45,000         (40,000)
  Stock contribution to employees' savings plan                                         -          68,201
  Write-off of assets                                                              52,154               -
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                                    542,676        (294,869)
    Increase in prepaid expenses and other current assets                          (5,977)        (76,058)
    Decrease (increase) in other assets                                            12,435         (61,224)
    Increase (decrease) in deferred revenue                                       108,245        (221,202)
    Increase in accounts payable                                                   60,239           7,652
    Increase (decrease) in accrued expenses and other current liabilities          11,711         (28,649)
-----------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (339,772)        796,979
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                            (377,462)     (1,122,510)
  Decrease in restricted cash                                                           -          60,000
-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (377,462)     (1,062,510)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments under equipment lease obligations                                      (98,708)        (91,382)
  Dividends paid to preferred stockholders                                        (40,285)        (61,222)
  Proceeds from exercise of stock options                                          15,899         283,160
  Proceeds from exercise of warrants                                                    -       1,125,000
-----------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (123,094)      1,255,556
-----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                             (840,328)        990,025
Cash and cash equivalents at beginning of year                                  2,367,658       1,377,633
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $  1,527,330     $ 2,367,658
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                     $      3,775     $    14,820
===========================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Equipment purchased under capital lease obligations                        $     75,595     $         -

===========================================================================================================

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

1.  PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Bio-Imaging Technologies, Inc. and Subsidiaries (the "Company") is a pharmaceutical contract service organization providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials. The Company provides services which include the processing and analysis of medical images and in the data-basing and regulatory submission of these images, quantitative data and related text.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oxford Bio-Imaging Research, Inc. and Bio-Imaging Technologies Holding B.V. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The  Company   maintains   substantially  all  of  its  cash  in  one  financial
institution. The Company has defined cash equivalents as highly liquid investments with an original maturity at the time of purchase of three months or less.

REVENUE RECOGNITION
Project revenues are recognized primarily using the percentage-of-completion method of accounting for services rendered in connection with contractual arrangements, which generally range from a few months to two years. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Unbilled services are recorded for revenue recognized to date that is currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable within one year from the respective balance sheet date. Accounts receivable include approximately $493,000 and $644,000 of unbilled receivables at September 30, 1998 and 1997, respectively. Deferred revenue is recorded for cash received from customers for which revenue has not been recognized at the respective balance sheet date. Revenue from other activities is recognized as services are performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries


PROPERTY AND EQUIPMENT
Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the related lease term.

CAPITALIZED SOFTWARE DEVELOPMENT
The Company capitalizes software development costs after technological feasibility has been determined and ceases capitalization at such time as the end product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. At September 30, 1998, management has estimated an economic useful life of 30 months and is amortizing these costs on a straight-line basis over this period. The amortization period is reviewed annually by management. During 1998 and 1997, the Company had no costs of software development that were capitalized.

LONG LIVED ASSETS
The provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of " requires, among other things, that an entity review its long lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management does not believe that any such change in circumstances has occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

EARNINGS PER SHARE
Effective for the year ended September 30, 1998, the Company adopted SFAS No. 128 "Earnings per Share." The adoption of SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic (loss) earnings per common share was calculated based upon the net (loss) income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for the year ended September 30, 1998 excludes the impact of options and warrants as they are antidilutive. Diluted earnings per common share for the year ended September 30, 1997 was calculated based upon the net income available to common stockholders, after giving effect to the assumed conversions of preferred stock divided by the weighted average number of shares of common stock adjusted for the incremental dilution of outstanding options, warrants and preferred stock during the period. The computation of basic (loss) earnings per share and diluted (loss) earnings per share is as follows:

                                                    1998                 1997
                                             -----------------------------------
      Net (loss) income                        $ (1,725,556)          $  791,353
      Less dividends on preferred stock              50,285               40,000
                                             -----------------------------------
      Net (loss) income applicable
         to common stock - basic               $ (1,775,841)          $  751,353
      Add dividends on preferred stock                    -               40,000
                                             -----------------------------------
      Net (loss) income applicable
         to common stock - diluted             $ (1,775,841)          $  791,353
                                             -----------------------------------

      Denominator:
      Weighted average number of
         common shares                            7,772,230            6,327,605
                                             ===================================
      Basic (loss) earnings per common
      share                                    $      (0.23)          $     0.12
                                             ===================================

      Denominator:
      Weighted average number of
         common shares                            7,772,230            6,327,605
      Common share equivalents of
         outstanding stock options and
         warrants                                         -            1,583,971
      Common share equivalents of
         diluted outstanding preferred stock              -              416,667
                                             -----------------------------------
      Total shares                                7,772,230            8,328,243
                                             ===================================
      Diluted (loss) earnings per common
      share                                    $      (0.23)          $     0.10
                                             ===================================

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1997, SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued by the Financial Accounting Standards Board ("FASB") and is effective for periods beginning after December 15, 1997. In June 1997 SFAS No. 130 "Reporting Comprehensive Income" was issued by the FASB and is effective for periods beginning after December 15, 1997. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

standards increase financial reporting disclosures and will have no impact on the Company's financial position or results of operations. In March 1998, Statement of Position No. 98-1 - "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued by the American Institute of Certified Public Accountants and is effective for periods beginning after December 15, 1998. The Company has not determined the impact, if any, the adoption of Statement of Position No. 98-1 will have on the financial position or results of operations.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

2.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

                                                                Estimated
September 30,                            1998          1997    Useful Life
----------------------------------------------------------------------------
Equipment                         $ 3,340,764   $ 2,975,461         5 years
Equipment under capital leases        640,914       565,319         5 years
Furniture and fixtures                246,371       227,877         7 years
Leasehold improvements                 84,060        84,060   Term of lease
Computer software costs               123,436       143,436       30 months
----------------------------------------------------------------------------
                                    4,435,545     3,996,153
Less accumulated depreciation
and amortization                   (2,892,111)   (2,326,475)
----------------------------------------------------------------------------
                                  $ 1,543,434   $ 1,669,678
============================================================================

Accumulated depreciation related to equipment acquired under capital leases amounted to approximately $465,000 and $401,000 at September 30, 1998 and 1997, respectively.

Accumulated   amortization  related  to  computer  software  costs  amounted  to approximately $111,000 and $59,000 at September 30, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

3.  LONG-TERM DEBT

Long-term debt consists of equipment lease obligations. The equipment lease obligations are payable in monthly installments ranging from $1,882 to $3,472, including interest at rates ranging from 8.78% to 9.53%, through May 2000. The debt is collateralized by the related equipment. During 1997, additional collateral consisting of a certificate of deposit, bearing interest at 5.13%, was released by the lessor.

Aggregate maturities of long-term debt at September 30, 1998 are as follows:

Year ending September 30,
-------------------------------------------------------
              1999                             $49,956
              2000                              26,808
-------------------------------------------------------
                                               $76,764
=======================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

4.  STOCKHOLDERS' EQUITY

In June 1992, in connection with a public offering of 1,000,000 units at $5 per unit, the Company issued purchase options to the underwriter. The purchase options entitled the holders to purchase, in aggregate, 100,000 units of the Company. Each unit consisted of one share of common stock of the Company and one Class G redeemable common stock purchase warrant. The purchase options were initially exercisable at $7.00 per unit and contained certain anti-dilution provisions. After the effect of these provisions, the Company was obligated to issue 699,999 shares of common stock upon the exercise of these units at an adjusted price of $1.00 per share. On June 18, 1997, 630,000 of these units were exercised with the balance of the units expiring on that date. Upon such exercise, the Company received gross proceeds of $630,000.

In December 1991 and June 1992, the Company's Board of Directors and stockholders, respectively, approved the adoption of the Bio-Imaging Technologies, Inc. Stock Option Plan. In January 1995 and 1997, the Company amended this plan to provide for the granting of options to key employees, directors and consultants to purchase an aggregate of not more than 1,800,000 and 2,400,000 shares, respectively, of the Company's common stock. Each option is exercisable into one share of common stock. Options granted pursuant to the plan, to be granted at prices not less than fair value at the date of grant, consist of qualified incentive stock options, as defined in the Internal Revenue Code, and nonqualified options. Such stock options have terms not exceeding ten years and vesting terms vary from immediate vesting on date of grant to five years.

The following table summarizes the transactions pursuant to the Company's stock option plan for the two-year period ended September 30, 1998:

                                                Number of       Weighted Average
                                                 Options         Exercise Price
--------------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1996                              1,501,500             $1.63
Options granted                                   529,000              1.29
Options canceled                                (300,225)              2.56
Options exercised                               (245,275)              1.15
--------------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1997                              1,485,000              1.40
Options granted                                   317,250              0.67
Options canceled                                (513,500)              0.93
Options exercised                                (20,000)              0.80
--------------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1998                              1,268,750              $1.41
================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

Approximately 882,000 and 943,000 options are exercisable at September 30, 1998 and 1997, respectively, at a weighted average exercise price of $1.62 and $1.58, respectively.

The Company has elected, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to apply the current accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS
123. If the Company had elected to recognize compensation cost based on the fair value method of SFAS 123, the Company's net (loss) income applicable to common stock and net (loss) earnings per common share for the years ended September 30, 1998 and 1997 would have been the pro forma amounts indicated in the following table:

Year ended September 30,                                           1998              1997
-------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock - as reported     $(1,775,841)        $751,353
Net (loss) income applicable to common stock - pro forma       $(1,890,395)        $601,637
Net (loss) income per common share - basic - as reported       $     (0.23)        $   0.12
Net (loss) income per common share - basic - pro forma         $     (0.24)        $   0.10
Net (loss) income per common share - diluted - as reported     $     (0.23)        $   0.10
Net (loss) income per common share - diluted - pro forma       $     (0.24)        $   0.07


At September 30, 1998, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

                      Options Outstanding                                Options Exercisable
-----------------------------------------------------------------   ----------------------------
   Range of                     Weighted Average      Weighted                       Weighted
   Exercise       Number           Remaining          Average         Number         Average
    Prices      Outstanding     Contractual Life   Exercise Price   Exercisable   Exercise Price
-----------------------------------------------------------------   ----------------------------
 $0.63 - $1.44   1,116,750         5.76 years          $0.98          730,108          $1.00
 $4.13 - $4.69     152,000         3.67 years          $4.60          152,000          $4.60
-----------------------------------------------------------------   ----------------------------
 $0.63 - $4.69   1,268,750         5.51 years          $1.41          882,108          $1.62
=================================================================   ============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

The weighted average fair value of options granted in 1998 and 1997 were $0.53 and $1.09 respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Grants for the year ended September 30,        1998            1997
--------------------------------------------------------------------
Risk-free interest rate                         4.5%           5.5%
Expected dividend yield                         0.0%           0.0%
Expected volatility                             107%           109%
Expected life in years                          6.00           6.00

On October 13, 1994, the Company and Covance Inc., formerly Corning Pharmaceutical Services, Inc., consummated the purchase by Covance Inc. of (i) 2,355,000 shares of the Company's common stock, $.00025 par value (ii) a warrant to purchase 250,000 shares of common stock with an initial exercise price of $1.25 per share and (iii) a warrant to purchase 250,000 shares of common stock with an initial price of $1.50 per share (the "Warrants") for an aggregate purchase price of $1,819,500. The Warrants expired on October 13, 1998 without being exercised.

On December 14, 1995, the Company reserved 3,850,000 shares of the Company's common stock for issuance upon conversion of the preferred stock and exercise of the warrants issued to Investment Partners of America, L.P. ("IPA") (see below).

On December 21, 1995, IPA purchased (i) 416,667 shares of the Company's preferred stock, (ii) one five year warrant to purchase 416,667 shares of the Company's common stock at an initial exercise price of $1.50 per share and (iii) one five year warrant to purchase 416,667 shares of the Company's common stock at an initial exercise price of $2.50 per share for an aggregate purchase price of $500,000 pursuant to a purchase agreement dated December 8, 1995 ("Purchase Agreement"). The preferred stock provides for (i) voting rights on an as-converted to common stock basis, with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) anti-dilution protection and price protection provisions; (iv) cumulative dividends of $0.096 per share per annum, payable out of funds legally available for the payment of dividends and only upon declaration of dividends by the Board of Directors of the Company; and
(v) registration rights with respect to the shares of common stock issuable upon conversion of the preferred stock. Costs associated with this transaction amounted to approximately $67,000 and reduced paid-in capital at the transaction date. The Purchase Agreement provided for a minimum investment of $750,000 and a maximum investment of $1,500,000 from IPA. On September 25, 1997, IPA exercised these warrants at an adjusted exercise price of $0.63, after giving effect to the anti-dilution provisions. As a result, the Company received gross proceeds of $525,000.

On June 26, 1996, the Company and IPA terminated the Purchase Agreement. In conjunction with this termination, the Company issued to IPA, one five-year warrant to purchase 66,667 shares of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

Company's common stock at an initial exercise price of $1.05 per share, the fair market value of the Company's common stock at date of issuance. Additionally, the Company entered into a two-year consulting agreement with a related entity of IPA, for a nonrefundable fee of $30,000 which has been expensed by the Company as of September 30, 1996. The exercise price of this warrant issued to IPA is subject to adjustment to protect against dilution in the event of certain transactions and has certain piggyback registration rights. As of September 30, 1998, the adjusted exercise price of the warrant is $0.63.

The 8% convertible cumulative preferred stock is convertible into common stock of the Company on a one-for-one share basis subject to adjustment to protect against dilution in the event of certain transactions. Conversion may occur in whole or in part during the first five-year period from the date of issuance, December 21, 1995, at the option of the holder. The Company may require a full conversion at any time after five years from date of issuance. The preferred stock has certain piggyback registration rights.

The Company is required to pay semiannual dividends on preferred stock at the rate of approximately $0.096 per share per annum, and as when declared by the Board of Directors. Dividends are payable either in cash or in the Company's common stock at the discretion of the Company. At September 30, 1998, preferred dividends in arrears aggregated approximately $10,000 or $0.02 per share of the preferred stock.

The preferred stockholders are entitled to vote on all matters submitted to the vote of the common stockholders and are included in determining quorums and voting results.

5.  COMMITMENTS

The  Company  has  entered  into  noncancelable   operating  leases  for  office
facilities which expire through February 2000.

Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year ending September 30,
          1999                                 $ 205,000
          2000                                    52,000
---------------------------------------------------------
                                               $ 257,000
=========================================================

Rent expense charged to operations for the years ended September 30, 1998 and 1997 approximated $247,000 and $210,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

The Company has an employment contract with an officer which expires April 2000. The amount due under this contract is approximately $278,000. Additionally, the contract provided for the granting of options to purchase 150,000 shares of the Company's common stock at $0.63 which was greater than the fair market value of the Company's common stock at the date of grant. Options to purchase 50,000 shares of the Company's common stock vested immediately, and 25,000 on each of the first, second, third and fourth anniversary of the date of grant.

6.  EMPLOYEE BENEFIT PLAN

On December 17, 1991, the Company adopted the Bio-Imaging Technologies, Inc. Employees' Savings Plan (the "401(k) Plan"), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to 15%, subject to an annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions either in common stock or in cash, subject to plan limits. For the year ended September 30, 1997, the Company made matching contributions to the account of the 401(k) Plan of 76,719 shares, at an estimated fair value of $68,182, and a cash contribution of $12,500. These shares were newly issued shares previously reserved in November 1994. The Company did not make a matching contribution to this account for the year ended September 30, 1998.

7.  MAJOR CUSTOMERS

Three customers accounted for approximately 20%, 19% and 13% of accounts receivable at September 30, 1998 and two customers accounted for approximately 45% and 16% of accounts receivable at September 30, 1997.

Revenue from two major customers accounted for approximately 26% and 24% of project revenues for the year ended September 30, 1998 and revenue from two major customers accounted for approximately 34% and 13% of project revenues for the year ended September 30, 1997.

8.  INCOME TAXES

The Company has net operating loss carryforwards of approximately $6,233,000 which expire in various years through 2013. The deferred income tax assets at September 30, 1998 and 1997 of approximately $2,500,000 and $1,800,000, respectively, represent the tax effect of the net operating loss carryforwards. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating loss carryforwards, the Company has recorded valuation allowances against the entire deferred tax asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

9.  FOREIGN OPERATIONS

Foreign customers account for approximately 32% and 38% of project revenues for the years ended September 30, 1998 and 1997, respectively.

The Company's Netherlands subsidiary recognized project revenues from services provided to unaffiliated customers of approximately $520,000 and $679,000 for the years ended September 30, 1998 and 1997, respectively. For the year ended September 30, 1998 net loss from operations was approximately $418,000 and for the year ended September 30, 1997 net income from operations was approximately $10,000.

Identifiable operating assets of the Company's foreign operations approximated $619,000 and $545,000 at September 30, 1998 and 1997, respectively.

10.    NON-RECURRING CHARGES

In February 1998, the Company engaged in a proxy contest in an effort to, among other things, elect the members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. Costs associated with the proxy contest and related litigation were $320,000 for the year ended September 30, 1998. In addition, the Company incurred expenses of $277,000 consisting of restructuring costs of $105,000 and severance costs of $172,000 during the year ended September 30, 1998.

The restructuring costs were associated with the termination of two business divisions, the Marketing Information Services Division and the Data Management and Information Systems Division, by the Company in December 1997. These costs consisted of $38,000 of severance costs and $67,000 related to the write-off of assets and costs associated with the termination of the divisions.

In a separate matter, two executive officers of the Company resigned in December 1997. The Company entered into a separation agreement with one such former executive officer requiring the Company to pay him $127,000 of which $30,000 remains payable at September 30, 1998. As a result of these resignations, the Company recorded severance expenses of approximately $172,000 during the year ended September 30, 1998.