Form 10QSB
period 1998-12-31
BIO IMAGING TECHNOLOGIES INC
filed 1999-02-12
CIK 822418

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------- ------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998
                           Commission File No. 1-11182


                         BIO-IMAGING TECHNOLOGIES, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                  11-2872047
   -------------------------------     ------------------------------------
   (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
   Incorporation or Organization)


   830 Bear Tavern Road, West Trenton, New Jersey                08628-1020
   ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


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

                  Yes:   X                          No:
                       ----                             ----

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of December 31, 1998:

Class                                                 Number of Shares
-----                                                 ----------------

Common Stock, $.00025 par value                          7,773,878

      Transitional Small Business Disclosure Format (check one):

                  Yes:                              No:   X
                       ----                             ----

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                  Page

PART I     FINANCIAL INFORMATION

      Item 1.  Financial Statements...............................  1

           CONSOLIDATED BALANCE SHEETS
           as of December 31, 1998 (unaudited) and
           September 30, 1998.....................................  2

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 1998 and 1997
           (unaudited)............................................  3

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended December 31, 1998 and 1997
           (unaudited)............................................  4

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (unaudited).................................  5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations................  8

           Results of Operations..................................  9

           Liquidity and Capital Resources........................ 12

PART II    OTHER INFORMATION

      Item 5.  Other Information.................................. 14

      Item 6.  Exhibits and Reports on Form 8-K................... 15

SIGNATURES     ................................................... 16

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                 December 31,    September 30,
                                                     1998             1998
                                               ---------------  --------------
                                                 (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents..................   $ 1,049,376      $ 1,527,330
  Accounts receivable, net...................       823,703          626,376
  Prepaid expenses and other current assets..       102,331           84,747
                                                 ----------       ----------
   Total current assets......................     1,975,410        2,238,453

Property and equipment, net..................     1,426,831        1,543,434

Other assets ................................        31,305           32,235
                                                 ----------       ----------

   Total assets..............................   $ 3,433,546      $ 3,814,122
                                                 ==========       ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Deferred revenue...........................   $   381,776      $   522,605
  Accounts payable...........................       153,830          142,071
  Accrued expenses and other current
   liabilities...............................       379,750          261,063
  Current maturities of long-term debt.......        45,442           49,956
                                                 ----------       ----------
   Total current liabilities.................       960,798          975,695
Long-term debt...............................        16,953           26,808
                                                 ----------       ----------
   Total liabilities.........................       977,751        1,002,503
                                                 ----------       ----------

Stockholders' equity:
  Preferred stock - $.00025 par value;
   authorized 3,000,000 shares, 416,667
   issued and outstanding ($500,000
   liquidation preference)...................           104              104
  Common stock - $.00025 par value;
   authorized 18,000,000 shares,
   7,773,878 shares issued and outstanding
   at December 31, 1998 and
   September 30, 1998........................         1,944            1,944
  Additional paid-in capital.................     9,231,497        9,231,497
  Accumulated deficit........................    (6,777,750)      (6,421,926)
                                                 ----------       ----------
   Stockholders' equity......................     2,455,795        2,811,619
                                                 ----------       ----------

   Total liabilities and stockholders'
   equity....................................   $ 3,433,546      $ 3,814,122
                                                 ==========       ==========




                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)


                                                 For the Three Months Ended
                                                        December 31,
                                                ----------------------------
                                                    1998             1997
                                                    ----             ----

Project revenues.........................      $    824,292      $ 1,118,096
                                                 ----------       ----------
Cost and expenses:

    Cost of revenues.....................           560,761          504,503

    General and administrative expenses..           317,399          468,759

    Sales and marketing expenses.........           241,317          276,934

    Research and development expenses....            59,568           72,656

    Non-recurring charges................                 -          150,000
                                                 ----------       ----------

Total cost and expenses..................         1,179,045        1,472,852
                                                 ----------       ----------

Loss from operations.....................          (354,753)        (354,756)

Interest income - net....................             8,929           26,698
                                                 ----------       ----------

Net loss.................................          (345,824)        (328,058)

Dividends on preferred stock.............            10,000           10,000
                                                 ----------       ----------

Net loss applicable to common stock......      $   (355,824)     $  (338,058)
                                                ===========       ==========

Basic loss per common share..............      $      (0.05)     $     (0.04)
                                                ===========       ==========

Weighted average number of common
  shares.................................         7,773,878        7,767,285
                                                ===========       ==========

Diluted loss per common share............      $      (0.05)     $     (0.04)
                                                ===========       ==========

Weighted average number of common and
dilutive common equivalent shares........         7,773,878        7,767,285
                                                ===========       ==========


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                     For the Three Months Ended
                                                            December 31,
                                                    ----------------------------
                                                         1998           1997
                                                         ----           ----
Cash flows from operating activities:
  Net loss ........................................ $  (345,824)   $  (328,058)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization..................     137,908        164,914
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable....    (197,327)           389
     Increase in prepaid expenses and other
     current assets................................     (17,584)       (24,054)
     Decrease in other assets......................         930          9,140
     Decrease in deferred revenue..................    (140,829)       (31,810)
     Increase (decrease) in accounts payable.......      11,759        (32,169)
     Increase in accrued expenses and other
     current liabilities...........................     128,687         76,698
                                                     ----------      ---------
     Net cash used in operating activities.........    (422,280)      (164,950)
                                                     ----------      ---------

Cash flows from investing activities:
  Purchases of property and equipment..............     (21,305)       (28,591)
                                                     ----------      ---------
     Net cash used in investing activities.........     (21,305)       (28,591)
                                                     ----------      ---------

Cash flows from financing activities:
  Payments under equipment lease obligations.......     (14,369)       (31,466)
  Dividends paid on preferred stock................     (20,000)             -
  Net proceeds from exercise of options to
     purchase common stock.........................           -         15,899
                                                     ----------      ---------
     Net cash used in financing activities.........     (34,369)       (15,567)
                                                     ----------      ---------

Net decrease in cash and cash equivalents..........    (477,954)      (209,108)

Cash and cash equivalents at beginning of period...   1,527,330      2,367,658
                                                     ----------      ---------

Cash and cash equivalents at end of period......... $ 1,049,376    $ 2,158,550
                                                     ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest......... $     1,694    $     2,246
                                                     ==========     ==========



                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

Note 1 - Basis of Presentation:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 1998 and the results of its operations and its cash flows for the three months ended December 31, 1998 and 1997.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for the three months ended December 31, 1998 and 1997 exclude the impact of options and warrants as they are antidilutive.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation: (continued)

     The computation of basic loss per common share and diluted loss per common share were as follows:

                                                    Three Months Ended
                                                        December 31,
                                                --------------------------
                                                    1998          1997
                                                -----------    -----------

         Net loss..........................     $ (345,824)    $ (328,058)

         Dividends on preferred stock......         10,000         10,000
                                                ----------     ----------

         Net loss applicable
            to common stock - basic........       (355,824)      (338,058)

         Dilutive dividends on
            preferred stock................              -              -
                                                ----------     ----------

         Net loss applicable
            to common stock - diluted......     $ (355,824)    $ (338,058)
                                                ----------     ----------

         Denominator:

         Weighted average number of
            common shares..................      7,773,878      7,767,285
                                                ==========     ==========
         Basic loss per
            common share...................     $    (0.05)    $    (0.04)
                                                ==========     ==========

         Denominator:

         Weighted average number of
            common shares..................      7,773,878      7,767,285
         Common share equivalents of
            outstanding stock options
            and warrants...................              -              -
         Common share equivalents of
            dilutive outstanding
            preferred stock................              -              -
                                                ----------     ----------

         Total shares......................      7,773,878      7,767,285
                                                ==========     ==========

         Diluted loss per common share.....     $    (0.05)    $    (0.04)
                                                ==========     ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a pharmaceutical contract service organization providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. The Company experienced a loss for the three months ended December 31, 1998 as a result of insufficient project revenues to support the infrastructure of the Company. Although the Company's client base remained at 17 clients as compared to the same period in the prior year, the revenues generated from such clients remain highly concentrated.

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally approximately nine months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12-24 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to expand its client base, obtain additional contracts and generate additional revenues, the Company increased its sales and marketing efforts during the last fiscal year. As of December 31, 1998, the Company believes that the results of these efforts have not yet been fully realized given the lengthy sales cycle and the nature and timing of the services to be provided by the Company on current and prospective contracts. No assurance can be made that the Company's project revenues will increase to levels required to achieve and maintain profitability.

     Despite lower project revenues for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997, the Company believes that demand for its services and technologies will grow during the longer term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical imaging data that is derived from clinical trials and the rigorous regulatory requirements relating to the submission of this data. In addition, the United States Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition, there can be no assurance that demand for the Company's services and technologies will grow, or sustain growth, or that additional revenue generating opportunities will be realized by the Company.

     Certain matters discussed in the Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of projects due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     Three Months Ended December 31, 1998 and 1997
     ---------------------------------------------

     Project revenues for the quarters ended December 31, 1998 ("First Quarter of Fiscal 1999") and 1997 ("First Quarter of Fiscal 1998") were approximately $824,000 and $1,118,000, respectively, a decrease of approximately $294,000 or 26.3%. Project revenues in each of the First Quarter of Fiscal 1999 and Fiscal 1998 were derived from 17 clients. Project revenues generated from the Company's client base continue to be highly concentrated. Four clients represented approximately 65.3% of the Company's project revenues for the three months ended December 31, 1998. For the comparable period last year, two clients represented approximately 58.3% of the Company's project revenues of which one European client represented 43.6% or $487,000 of project revenues. The decrease in project revenues is primarily a result of a decrease in the work performed by the Company on existing contracts, including work for such European client during the First Quarter of Fiscal 1999 as compared to the First Quarter of Fiscal 1998. The Company's scope of work in both periods included primarily medical imaging core laboratory services and image-based information management services.

     Cost of revenues in each of the First Quarter of Fiscal 1999 and Fiscal 1998 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the First Quarter of Fiscal 1999 and Fiscal 1998 were approximately $561,000 and $505,000, respectively, an increase of approximately $56,000 or 11.1%. This increase is primarily attributable to an increase in staffing levels required to support the mix of services provided by the Company in the First Quarter of Fiscal 1999 as compared to the First Quarter of Fiscal 1998.

     The difference between project revenues and cost of revenues for the First Quarter of Fiscal 1999 decreased as a percentage to project revenues compared to the First Quarter of 1998. This is primarily due to a higher gross profit margin generated from work performed on the one

European client, which represented 43.6% of project revenues in the First Quarter of Fiscal 1998, compared to the gross profit margin generated from work performed on the Company's other clients in the First Quarter of Fiscal 1999. The higher gross margin during the First Quarter of Fiscal 1998 resulted from the mix of services and the fees associated with the work performed by the Company for this European client. In addition, the Company maintained staffing levels to support its existing contracts and in anticipation of future business.

     General and administrative expenses in each of the First Quarter of Fiscal 1999 and Fiscal 1998 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $317,000 in the First Quarter of Fiscal 1999 and approximately $469,000 in the First Quarter of Fiscal 1998. The decrease during the First Quarter of Fiscal 1999 of approximately $152,000 or 32.4%, from the corresponding Fiscal 1998 quarter, resulted primarily from the elimination of expenditures in support of the former Marketing Information Services Division (the "MISD") and Data Management and Information Systems Division (the "DMISD") and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs were independent of the expenditures that supported the former MISD and DMISD divisions. This decrease was offset, in part, by personnel costs associated with the appointment of a new President and Chief Executive Officer after the First Quarter of Fiscal 1998.

     Sales and marketing expenses in each of the First Quarter of Fiscal 1999 and Fiscal 1998 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $241,000 in the First Quarter of Fiscal 1999 and approximately $277,000 in the First Quarter of Fiscal 1998. The decrease during the First Quarter of Fiscal 1999 of approximately $36,000, or 13.0%, from the corresponding Fiscal 1998 quarter, resulted primarily from the decrease in personnel costs associated with the Senior Vice President of Sales and Marketing incurred in the First Quarter of Fiscal 1998. The executive officer who held that position was appointed President and Chief Executive Officer after the First Quarter of Fiscal 1998. These personnel costs are reflected in general and administrative expenses for the First Quarter of Fiscal 1999.

     Research and development expenses in each of the First Quarter of Fiscal 1999 and Fiscal 1998 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the First Quarter of Fiscal 1999 and 1998 were approximately $60,000 and $73,000, respectively. The decrease during the First Quarter of Fiscal 1999 of approximately $13,000, or 17.8%, from the corresponding Fiscal 1998 quarter, resulted primarily from a decrease in resources dedicated to research and development projects. Research and development expenses in each of the First Quarter of Fiscal 1999 and Fiscal 1998 primarily focused on the formulation, design and testing of product and process alternatives.

     During the First Quarter of Fiscal 1998, the Company recorded non-recurring charges of $150,000. This amount consists of restructuring expenses of $105,000 and severance expenses of $45,000.

     In December 1997, the Company terminated two business divisions, the MISD and the DMISD, which were established in October 1996. These divisions did not meet the Company's expectations and the Company believed that its resources were better focused on its core clinical trials service business. The Company incurred restructuring charges of approximately $105,000 which consisted of (i) $38,000 of severance costs paid to the former Senior Vice President and General Manager of the MISD and (ii) $67,000 related to the write-off of assets and costs associated with the termination of the MISD and DMISD. Each of these charges has been reflected in non-recurring charges for the First Quarter of Fiscal 1998.

     In a separate matter, two executive officers of the Company resigned in December 1997. As a result of these resignations, the Company recorded severance expenses of approximately $45,000 as of December 31, 1997. Such expenses have been reflected in non-recurring charges for the First Quarter of Fiscal 1998.

     Total cost and expenses in each of the First Quarter of Fiscal 1999 and Fiscal 1998 consisted primarily of cost of revenues, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's cost and expenses were approximately $1,179,000 in the First Quarter of Fiscal 1999 and approximately $1,323,000 in the corresponding quarter in Fiscal 1998 (excluding non-recurring charges of $150,000). Such decrease of approximately $144,000 or 10.9% is due primarily to the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs were independent of the expenditures that supported the former MISD and DMISD divisions.

     Net interest income of approximately $9,000 during the First Quarter of 1999, resulted from interest earned on cash balances, offset, in part, by interest expense incurred in conjunction with equipment lease obligations. The Company earned greater interest income in the First Quarter of 1998 than in the First Quarter of Fiscal 1999 due to higher cash balances maintained during the Fiscal 1998 period. Net interest income was approximately $27,000 in the First Quarter of Fiscal 1998.

     The Company's net loss for the First Quarter of 1999 was approximately $346,000, while the Company had a net loss of approximately $328,000 in the First Quarter of 1998. The Company's net loss for the First Quarter of 1999 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash and cash equivalents of approximately $1,049,000. Working capital at December 31, 1998 was approximately $1,015,000.

     Net cash used in operating activities for the three months ended December 31, 1998 was approximately $422,000. Such use of cash reflects the net loss for the three months ended December 31, 1998 and changes in certain of the Company's operating assets and liabilities. Accounts receivable increased by approximately $197,000 during the three months ended December 31, 1998 as a result of an increase in unbilled receivables during such period. Unbilled receivables are recorded for revenue recognized to date that is currently unbillable pursuant to contractual terms. Amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Deferred revenue decreased by approximately $141,000 as a result of a decline in advance payments that the Company received on signed contracts during the three months ended December 31, 1998. In addition, accrued expenses and other current liabilities increased by approximately $129,000 due primarily to an increase in expenses associated with the Company's European operations.

     As of December 31, 1998 all of the Company's project contracts, including contracts with international clients, have been denominated in United States dollars.

     For the three months ended December 31, 1998, the Company invested approximately $21,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the balance of Fiscal 1999 will approximate $150,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In December 1998, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 1998 through and including December 31, 1998. For future dividend obligations, see "Note 2 -Notes to Consolidated Financial Statements."

     The Company anticipates that its cash and cash equivalents as at December 31, 1998, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will return to profitability in the future or that the continuation of such trends will not adversely affect the Company's future liquidity requiring the need for the Company to raise additional capital.

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

     In addition, the Company receives imaging data derived from the computer systems of its clients, which data or software may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 Problem relating to the data received from its clients, failure of such computer systems to properly address the Year 2000 Problem may adversely affect the Company's business, financial condition, results of operations or cash flows. The Company currently requires its clients to represent that the data-sets sent to the Company are Year 2000 compliant.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------


ITEM 5.     OTHER INFORMATION.

     CONDITIONAL LISTING ON THE NASDAQ SMALLCAP MARKET

     On August 25, 1998, the Company received notification from Nasdaq that the Company's Common Stock was trading below the minimum bid price requirement of $1.00 required for continued listing on The Nasdaq SmallCap Market. As a result, the Company had until November 25, 1998 for its Common Stock to trade at or above the minimum requirement for at least 10 consecutive trading days. This notification was based on review of the Company's Common Stock trading history with respect to the closing bid price for the previous thirty consecutive trading days from the date of notification. The Company's Common Stock did not regain compliance before November 25, 1998. Therefore, on November 23, 1998, the Company requested a hearing, by written submission, from Nasdaq and further requested a stay of any termination proceeding pending the outcome of such hearing. Such hearing was held on January 14, 1999.

     On January 25, 1999, the Nasdaq Hearing Panel granted the Company an exception from the minimum bid price requirement until March 1, 1999 in order to allow the Company the opportunity to effectuate a reverse stock split of its Common Stock. The Company's Board of Directors has recommended that the Stockholders approve a proposal to provide the Board of Directors the authority to amend the Company's Certificate of Incorporation, as amended, to effect, by March 1, 1999, a reverse stock split, whereby the Company would issue one new share of Common Stock in exchange for up to four outstanding shares of Common Stock. After March 1, 1999, the Company must evidence a closing bid price at or above $1.00 per share for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. However, if the Company fails to comply with the terms of the exception, the Company's Common Stock will be delisted from The Nasdaq SmallCap Market. Accordingly, effective January 27, 1999 and for the duration of the exception, the trading symbol of the Company's Common Stock will be changed from BITI to BITIC. There can be no assurance, however, that the proposed reverse stock split, if effected, will result in the Company's continued listing on the Nasdaq SmallCap Market.

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

                 27           Financial Data Schedule

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-IMAGING TECHNOLOGIES, INC.



DATE:   February 12, 1999              By:/s/ Mark L. Weinstein
                                          ------------------------------
                                          Mark L. Weinstein, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



DATE:   February 12, 1999              By:/s/ Robert J. Phillips
                                          ------------------------------
                                          Robert J. Phillips, Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)