Form 10QSB
period 1999-03-31
BIO IMAGING TECHNOLOGIES INC
filed 1999-05-06
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 1-11182


                         BIO-IMAGING TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                        11-2872047
--------------------------------            ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


830 Bear Tavern Road, West Trenton, New Jersey                      08628-1020
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (609) 883-2000
                         ------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)


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

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 1999:

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

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements.........................................  1

          CONSOLIDATED BALANCE SHEETS
          as of March 31, 1999 (unaudited) and
          September 30, 1998................................................  2

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Months Ended March 31, 1999 and 1998
          (unaudited).......................................................  3

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and 1998
          (unaudited).......................................................  4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 1999 and 1998
          (unaudited).......................................................  5

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)............................................  6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  9

          Results of Operations............................................. 10

          Liquidity and Capital Resources................................... 15

PART II   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.......... 18

     Item 5.   Other Information............................................ 20

     Item 6.   Exhibits and Reports on Form 8-K............................. 22

SIGNATURES.................................................................. 23

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                   March 31,       September 30,
                                                     1999              1998
                                                ---------------   --------------
                                                  (unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents.....................  $   567,980       $ 1,527,330
  Accounts receivable, net......................    1,551,803           626,376
  Prepaid expenses and other current assets.....      133,022            84,747
                                                   ----------        ----------
    Total current assets........................    2,252,805         2,238,453

Property and equipment, net.....................    1,317,883         1,543,434

Other assets ...................................       31,305            32,235
                                                   ----------        ----------

    Total assets................................  $ 3,601,993       $ 3,814,122
                                                   ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Deferred revenue..............................  $   403,865       $   522,605
  Accounts payable..............................      160,358           142,071
  Accrued expenses and other current
    liabilities.................................      366,396           261,063
  Current maturities of long-term debt..........       74,118            49,956
                                                   ----------        ----------
    Total current liabilities...................    1,004,737           975,695
Long-term debt..................................       80,951            26,808
                                                   ----------        ----------
    Total liabilities...........................    1,085,688         1,002,503
                                                   ----------        ----------

Stockholders' equity:
  Preferred stock - $.00025 par value;
   authorized 3,000,000 shares, 416,667
   issued and outstanding ($500,000
   liquidation preference)......................          104               104
  Common stock - $.00025 par value; authorized
   18,000,000 shares, 7,773,878 shares issued
   and outstanding at March 31, 1999 and
   September 30, 1998...........................        1,944             1,944
  Additional paid-in capital....................    9,231,497         9,231,497
  Accumulated deficit...........................   (6,717,240)       (6,421,926)
                                                   ----------        ----------
    Stockholders' equity........................    2,516,305         2,811,619
                                                   ----------        ----------

    Total liabilities and stockholders' equity..  $ 3,601,993       $ 3,814,122
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


                                                      For the Six Months Ended
                                                              March 31,
                                                --------------------------------
                                                      1999              1998
                                                      ----              ----


Project revenues...............................  $  2,152,760      $  2,063,911
                                                  -----------       -----------

Cost and expenses:

    Cost of revenues...........................     1,194,788           962,721

    General and administrative expenses........       648,495           764,096

    Sales and marketing expenses...............       481,528           526,097

    Research and development expenses..........       116,381           139,309

    Non-recurring charges......................            --           558,136
                                                  -----------       -----------

Total cost and expenses........................     2,441,192         2,950,359
                                                  -----------       -----------

Loss from operations...........................      (288,432)         (886,448)

Interest income - net..........................        13,118            49,631
                                                  -----------       -----------

Net loss.......................................      (275,314)         (836,817)

Dividends on preferred stock...................        20,000            20,000
                                                  -----------       -----------

Net loss applicable to common stock............  $   (295,314)     $   (856,817)
                                                  ===========       ===========

Basic loss per common share....................  $      (0.04)     $      (0.11)
                                                  ===========       ===========

Weighted average number of common
  shares.......................................     7,773,878         7,770,563
                                                  ===========       ===========

Diluted loss per common share..................  $      (0.04)     $      (0.11)
                                                  ===========       ===========

Weighted average number of common and dilutive
  common equivalent shares.....................     7,773,878         7,770,563
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


                                                     For the Three Months Ended
                                                             March 31,
                                                 -------------------------------
                                                      1999               1998
                                                      ----               ----


Project revenues...............................  $  1,328,468      $    945,815
                                                  -----------       -----------

Cost and expenses:

    Cost of revenues...........................       634,027           458,218

    General and administrative expenses........       331,096           295,337

    Sales and marketing expenses...............       240,211           249,163

    Research and development expenses..........        56,813            66,653

    Non-recurring charges......................            --           408,136
                                                  -----------       -----------

Total cost and expenses........................     1,262,147         1,477,507
                                                  -----------       -----------

Income (loss) from operations..................        66,321          (531,692)

Interest income - net..........................         4,189            22,933
                                                  -----------       -----------

Net income (loss)..............................        70,510          (508,759)

Dividends on preferred stock...................        10,000            10,000
                                                  -----------       -----------

Net income (loss) applicable to common stock...  $     60,510      $   (518,759)
                                                  ===========       ===========

Basic earnings (loss) per common share.........  $       0.01      $      (0.07)
                                                  ===========       ===========

Weighted average number of common
  shares.......................................     7,773,878         7,773,878
                                                  ===========       ===========

Diluted earnings (loss) per common share.......  $       0.01      $      (0.07)
                                                  ===========       ===========

Weighted average number of common and dilutive
  common equivalent shares.....................     7,773,878         7,773,878
                                                  ===========       ===========


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                      For the Six Months Ended
                                                              March 31,
                                                  ------------------------------
                                                      1999              1998
                                                      ----              ----

Cash flows from operating activities:
  Net loss ....................................  $   (275,314)     $   (836,817)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization..............       273,774           308,656
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts
         receivable............................      (925,427)           31,114
      Increase in prepaid expenses and other
         current assets........................       (48,275)          (21,515)
      Decrease in other assets.................           930            11,117
      Decrease in deferred revenue.............      (118,740)          (92,462)
      Increase in accounts payable.............        18,287            92,619
      Increase in accrued expenses and other
         current liabilities...................       105,333           206,899
                                                  -----------       -----------
      Net cash used in operating activities....      (969,432)         (300,389)
                                                  -----------       -----------

Cash flows from investing activities:
  Purchases of property and equipment..........       (48,223)         (118,969)
                                                  -----------       -----------
      Net cash used in investing activities....       (48,223)         (118,969)
                                                  -----------       -----------

Cash flows from financing activities:
  Payments under equipment lease obligations...       (31,695)          (51,086)
  Dividends paid on preferred stock............       (20,000)          (20,286)
  Proceeds from notes payable..................       110,000                 -
  Proceeds from exercise of stock options......             -            15,899
                                                  -----------       -----------
      Net cash provided by (used in) financing
        activities.............................        58,305           (55,473)
                                                  -----------       -----------

Net decrease in cash and cash equivalents......      (959,350)         (474,831)

Cash and cash equivalents at beginning of
 period........................................     1,527,330         2,367,658
                                                  -----------       -----------

Cash and cash equivalents at end of period.....  $    567,980      $  1,892,827
                                                  ===========       ===========

Supplemental disclosures of cash flow
 information:
  Cash paid during the period for interest.....  $      2,298      $      3,878
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

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1999, the results of its operations for the three-month and six-month periods ended March 31, 1999 and 1998 and its cash flows for the six-month periods ended March 31, 1999 and March 31, 1998.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic earnings (loss) per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months ended March 31, 1999 exclude the impact of preferred stock and options and warrants as they are antidilutive. Diluted loss per common share for the three months ended March 31, 1998 and six months ended March 31, 1999 and 1998 exclude the impact of preferred stock and options and warrants as they are antidilutive.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation: (continued)

     The  computation  of basic  (loss)  earnings  per common  share and diluted
(loss) earnings per common share were as follows:

                                              Six Months Ended                 Three Months Ended
                                                  March 31,                          March 31,
                                      -------------------------------    ------------------------------

                                           1999             1998             1999             1998
                                      --------------   --------------    -------------   --------------
Net (loss) income..................   $   (275,314)    $   (836,817)     $    70,510     $   (508,759)

Dividends on preferred stock.......         20,000           20,000           10,000           10,000
                                       -----------      -----------       ----------      -----------

Net (loss) income applicable
  to common stock - basic..........   $   (295,314)    $   (856,817)     $    60,510     $   (518,759)
                                       -----------      -----------       ----------      -----------

Dilutive dividends on preferred
  stock............................             --               --               --               --
                                       -----------      -----------       ----------      -----------

Net (loss) income applicable
  to common stock - diluted........   $   (295,314)    $   (856,817)     $    60,510     $   (518,759)
                                       -----------      -----------       ----------      -----------

Denominator:

Weighted average number of
  common shares....................      7,773,878        7,770,563        7,773,878        7,773,878
Basic (loss) earnings per
  common share.....................   $      (0.04)    $      (0.11)     $      0.01     $      (0.07)
                                       ===========      ===========      ===========      ===========

Denominator:

Weighted average number of
  common shares....................      7,773,878        7,770,563        7,773,878        7,773,878
Common share equivalents of
  outstanding stock options and
  warrants.........................             --               --               --               --
Common share equivalents of
  dilutive outstanding preferred
  stock............................             --               --               --               --
                                       -----------      -----------       ----------      -----------

Total shares.......................      7,773,878        7,770,563        7,773,878        7,773,878
                                       -----------      -----------       ----------      -----------

Diluted (loss) earnings per
  common share.....................   $      (0.04)    $      (0.11)     $      0.01     $     (0.07)
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

Note 3 - Subsequent Event:

     On April 23, 1999, the Company executed a letter of intent to acquire Bona Fide, Ltd. ("Bona Fide"), an independent contract research organization that provides DEXA QA/QC to the pharmaceutical industry for studies requiring bone densitometry as well as studies requiring body composition measurements. Bona Fide was founded in 1993 and has been a wholly owned subsidiary of the LUNAR Corporation. Based on successful completion of the due diligence process, the transaction is expected to close in May 1999, and all Bona Fide operations will be relocated to the Company's corporate headquarters located in West Trenton, New Jersey. There can be no assurance, however, that such acquisition will be consummated on terms acceptable to the Company, if at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a pharmaceutical contract service organization providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. Although the Company experienced a loss for the six months ended March 31, 1999, the Company's project revenues increased as compared to the same period last year. In addition, the Company was profitable for the three months ended March 31, 1999 as compared to a net loss for the same period last year. Project revenues were generated from 25 clients encompassing 39 projects for the six months ended March 31, 1999 as compared to 22 clients encompassing 32 projects for the same period last year.

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally nine months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to expand its client base, obtain additional contracts and generate additional revenues, the Company increased its sales and marketing efforts during the fiscal year ended September 30, 1998. As of March 31, 1999, the Company believes that these efforts are beginning to yield positive results. No assurance can be made that the Company's project revenues will increase to levels required to maintain profitability.

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

     Certain matters discussed in the Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     Six Months Ended March 31, 1999 and 1998
     ----------------------------------------

     Project revenues for the six months ended March 31, 1999 and 1998 were approximately $2,153,000 and $2,064,000, respectively, an increase of approximately $89,000 or 4.3%. Project revenues in the six months ended March 31, 1999 and 1998 were derived from 25 clients encompassing 39 projects and 22 clients encompassing 32 projects, respectively. Two clients represented approximately 34.4% of the Company's project revenues for the six months ended March 31, 1999. For the comparable period last year, three clients represented approximately 61.0% of the Company's project revenues with one European client representing 34.9% or $721,000 of project revenues. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for the six months ended March 31, 1999 and 1998 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the six months ended March 31, 1999 and 1998 were approximately $1,195,000 and $963,000, respectively, an increase of approximately $232,000 or 24.1%. This increase is primarily attributable to an increase in staffing levels required for project related tasks for the six months ended March 31, 1999 as compared to the same period in the prior year.

     The difference between project revenues and cost of revenues for the six months ended March 31, 1999 decreased as a percentage to project revenues compared to the six months ended March 31, 1998. This is primarily due to a higher gross profit margin generated from work performed on the one European client, which represented 34.9% of project revenues for the six months ended March 31, 1998, compared to the gross profit margin generated from work performed on the Company's other clients for the six months ended March 31, 1999. The higher gross margin during the six months ended March 31, 1998 also resulted from the mix of services and the fees associated with the work performed by the Company for this European client. In addition, the Company increased its staffing levels during the six months ended March 31, 1999 to support its existing contracts and in anticipation of future business.

     General and administrative expenses in each of the six months ended March 31, 1999 and 1998 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $648,000 in the six months ended March 31, 1999 and approximately $764,000 in the six months ended March 31, 1998. The decrease during the six months ended March 31, 1999 of approximately $116,000 or 15.2%, from the corresponding fiscal 1998 period, resulted primarily from the elimination of expenditures in support of the former Marketing Information Services Division (the "MISD") and Data Management and Information Systems Division (the "DMISD") and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs were independent of the expenditures that supported the former MISD and DMISD divisions. This decrease was offset, in part, by personnel costs associated with the appointment of a new President and Chief Executive Officer after the three months ended December 31, 1997.

     Sales and marketing expenses in each of the six months ended March 31, 1999 and 1998 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $482,000 in the six months ended March 31, 1999 and approximately $526,000 in the corresponding fiscal 1998 period. The decrease during the six months ended March 31, 1999 of approximately $44,000, or 8.4%, from the corresponding fiscal 1998 period, resulted primarily from the decrease in personnel costs associated with the Senior Vice President of Sales and Marketing incurred in the three months ended December 31, 1997. The executive officer that held that position was appointed President and Chief Executive Officer after the three months ended December 31, 1997. These personnel costs are reflected in general and administrative expenses for the six months ended March 31, 1999.

     Research and development expenses in each of the six months ended March 31, 1999 and 1998 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the six months ended March 31, 1999 and 1998 were approximately $116,000 and $139,000, respectively. The decrease during the six months ended March 31, 1999 of approximately $23,000, or 16.5%, from the corresponding fiscal 1998 period, resulted primarily from a decrease in resources dedicated to research and development projects. Research and development expenses in each of the six months ended March 31, 1999 and 1998 primarily focused on the formulation, design and testing of product and process alternatives.

     During the six months ended March 31, 1998, the Company recorded non-recurring charges of approximately $558,000 consisting of (i) costs of approximately $281,000 associated with a proxy contest and related litigation and (ii) restructuring and severance expenses of $277,000 related to the elimination of two former business divisions and the resignation in December 1997 of a former executive officer.

     In February 1998, the Company and a shareholder group engaged in a proxy contest in an effort to, among other things, elect members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. In connection with such proxy contest and the related litigation, the Company expended approximately $281,000 in the six months ended March 31, 1998.

     In the six months ended March 31, 1998, the Company recorded restructuring and severance expenses of $277,000. This amount consists of restructuring expenses of $105,000 and severance expenses of $172,000.

     In December 1997, the Company terminated two business divisions, the MISD and the DMISD, which were established in October 1996. These divisions did not meet the Company's expectations and the Company believed that its resources were better focused on its core clinical trials service business. The Company incurred restructuring charges of approximately $105,000 which consisted of (i) $38,000 of severance costs paid to the former Senior Vice President and General Manager of the MISD and (ii) $67,000 related to the write-off of assets and costs associated with the termination of the MISD and DMISD. Each of these charges has been reflected in non-recurring charges for the six months ended March 31, 1998.

     In a separate matter, two executive officers of the Company resigned in December 1997. The Company entered into a separation agreement with one such former executive officer. The Company agreed to pay such former executive officer $127,000 in connection with the separation agreement. The Company has not entered, and does not expect to enter, into an agreement with the other executive officer who resigned in December 1997. As a result of these resignations, the Company recorded severance expenses of approximately $172,000. Such expenses have been reflected in non-recurring charges for the six months ended March 31, 1998.

     Total cost and expenses in each of the six months ended March 31, 1999 and 1998 consisted primarily of cost of revenues, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's cost and expenses were approximately $2,441,000 in the six months ended March 31, 1999 and approximately $2,392,000 (excluding non-recurring charges of approximately $558,000) in the corresponding period in fiscal 1998. Such increase of approximately $49,000 or 2.0% is primarily attributable to an increase in staffing levels for project related tasks offset by the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs were independent of the expenditures that supported the former MISD and DMISD divisions.

     Net interest income of approximately $13,000 during the six months ended March 31, 1999, resulted from interest earned on cash balances, offset, in part, by interest expense incurred in conjunction with equipment lease obligations. The Company earned less interest income in the six months ended March 31, 1999 than in the corresponding period of fiscal 1998 due to lower cash balances maintained during the fiscal 1999 period. Net interest income was approximately $50,000 in the six months ended March 31, 1998.

     The Company's net loss for the six months ended March 31, 1999 was approximately $275,000, while the Company had net loss of approximately $837,000 in the six months ended March 31, 1998. The Company's net loss for the six months ended March 31, 1999 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

     Three Months Ended March 31, 1999 and 1998
     ------------------------------------------

     Project revenues for the quarters ended March 31, 1999 ("Second Quarter of Fiscal 1999") and 1998 ("Second Quarter of Fiscal 1998") were approximately $1,328,000 and $946,000, respectively, an increase of approximately $382,000, or 40.4%. Project revenues in the Second Quarter of Fiscal 1999 and Fiscal 1998 were derived from 23 clients encompassing 34 projects and 18 clients encompassing 27 projects, respectively. Five clients represented approximately 71.5% of the Company's project revenues for the three months ended March 31, 1999. For the comparable period last year, four clients represented approximately 69.0% of the Company's project revenue of with European client representing 24.7% or $234,000 of project revenues. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues in each of the Second Quarter of Fiscal 1999 and Fiscal 1998 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the Second Quarter of Fiscal 1999 and Fiscal 1998 were approximately $634,000 and $458,000, respectively, an increase of approximately $176,000 or 38.4%. This increase is primarily attributable to an increase in staffing levels required to support the mix of services provided by the Company in the Second Quarter of Fiscal 1999 as compared to the Second Quarter of Fiscal 1998.

     The difference between project revenues and cost of revenues in each of the Second Quarters of Fiscal 1999 and 1998 remained consistent.

     General and administrative expenses in each of the Second Quarter of Fiscal 1999 and Fiscal 1998 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $331,000 in the Second Quarter of Fiscal 1999 and approximately $295,000 in the Second Quarter of Fiscal 1998. The increase of approximately $36,000 or 12.2% is primarily attributable to an increase in professional fees associated with general corporate matters during the Fiscal 1999 period.

     Sales and marketing expenses in each of the Second Quarter of Fiscal 1999 and Fiscal 1998 remained relatively consistent and were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $240,000 in the Second Quarter of Fiscal 1999 and approximately $249,000 in the Second Quarter of Fiscal 1998, a decrease of approximately $9,000 or 3.6%.

     Research and development expenses in each of the Second Quarter of Fiscal 1999 and Fiscal 1998 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the Second Quarter of Fiscal 1999 and 1998 were approximately $57,000 and $67,000, respectively. The decrease during the Second Quarter of Fiscal 1999 of approximately $10,000, or 14.9%, from the Second Quarter of Fiscal 1998, resulted primarily from a decrease in resources dedicated to research and development projects. Research and development expenses in each of the Second Quarter of Fiscal 1999 and Fiscal 1998 primarily focused on the formulation, design and testing of product and process alternatives.

     During the Second Quarter of Fiscal 1998, the Company recorded non-recurring charges of approximately $408,000 consisting of (i) costs of approximately $236,000 associated with a proxy contest and related litigation and (ii) severance expenses of $172,000 related to the resignation in December 1997 of two former executive officers.

     In February 1998, the Company and a shareholder group engaged in a proxy contest in an effort to, among other things, elect members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. In connection with such proxy contest and the related litigation, the Company expended approximately $236,000 in the Second Quarter of Fiscal 1998.

     Two executive officers of the Company resigned in December 1997. The Company entered into a separation agreement with one such former executive officer. The Company agreed to pay such former executive officer $127,000 in connection with the separation agreement. The Company has not entered, and does not expect to enter, into an agreement with the other executive officer who resigned in December 1997. As a result of these resignations, the Company recorded severance expenses of approximately $172,000. Such expenses have been reflected in non-recurring charges for the Second Quarter of Fiscal 1998.

     Total cost and expenses in each of the Second Quarter of Fiscal 1999 and Fiscal 1998 consisted primarily of cost of revenues, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's cost and expenses were approximately $1,262,000 in the Second Quarter of Fiscal 1999 and approximately $1,069,000 in the Second Quarter of Fiscal 1998 (excluding non-recurring charges of approximately $408,000). Such increase of approximately $193,000 or 18.1% is primarily due to an increase in staffing levels required to support the mix of services provided by the Company in the Second Quarter of Fiscal 1999.

     Net interest income of approximately $4,000 during the Second Quarter of 1999, resulted from interest earned on cash balances, offset, in part, by interest expense incurred in conjunction with equipment lease obligations. The Company earned less interest income in the Second Quarter of 1999 than in the Second Quarter of Fiscal 1998 due to lower cash balances maintained during the Fiscal 1999 period. Net interest income was approximately $23,000 in the Second Quarter of Fiscal 1998.

     The Company's net income for the Second Quarter of Fiscal 1999 was approximately $71,000, while the Company had a net loss of approximately $509,000 in the Second Quarter of 1998. The Company's net income in the Second Quarter of Fiscal 1999 was primarily attributable to the increase in project revenues. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase was the product of the Company's increased sales and marketing efforts over the past year.

LIQUIDITY AND CAPITAL RESOURCES

     At  March  31,  1999,  the  Company  had  cash  and  cash   equivalents  of
approximately $568,000. Working capital at March 31, 1999 was approximately $1,248,000.

     Net cash used in operating activities for the six months ended March 31, 1999 was approximately $969,000. Such use of cash reflects the net loss for the six months ended March 31, 1999 and changes in certain of the Company's operating assets and liabilities. Accounts receivable increased by approximately $925,000 during the six months March 31, 1999 as a result of an increase in unbilled receivables during such period. Unbilled receivables are recorded for revenue recognized to date that is currently unbillable pursuant to contractual terms. Amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. In addition, accrued expenses and other current liabilities increased by approximately $105,000 due primarily to an increase in expenses associated with the Company's European operations.

     For the six months ended March 31, 1999, the Company invested approximately $48,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the balance of Fiscal 1999 will approximate $100,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In December 1998, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 1998 through and including December 31, 1998. For future dividend obligations, see "Note 2 -Notes to Consolidated Financial Statements."

     In March 1999, the Company received financing of $110,000 secured by certain equipment. The loan is payable in 36 monthly installments, commencing April 1999, including interest of 10.24%.

     The Company anticipates that its cash and cash equivalents as at March 31, 1999, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will return to profitability on an annual basis in the future or that the continuation of such trends, including the changes in the Company's operating assets and liabilities, will not adversely affect the Company's future liquidity requiring the need for the Company to raise additional capital.

     European Monetary Union

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing legacy currencies and the euro. As such, these participating countries have agreed to adopt the euro as their common legal currency. The eleven participating countries will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legal currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

     As of March 31, 1999, all of the Company's project contracts, including contracts with international clients, have been denominated in Unites States dollar. However, in April 1999, the Company has entered into a contract with an international client which is denominated in euro. The Company currently does not believe that the euro conversion will have a material impact on the Company's financial condition or results of operations. There can be no assurance, however, that such euro conversion will not adversely affect the Company's business, financial condition, results of operations or cash flows.

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

                           PART II. OTHER INFORMATION.
                           --------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on February 26, 1999.

(b) The following is a list of all of the Directors of the Company who were elected at the Meeting and whose term of office continued after the
     Meeting:

     Mark L. Weinstein
     Jeffrey H. Berg, Ph.D.
     Marc Berger
     David E. Nowicki, D.M.D.
     James A. Taylor, Ph.D.

(c) There were present at the Meeting, in person or by proxy, 6,966,298 shares of Common Stock out of a total number of 7,773,878 shares of Common Stock and 416,667 shares of Preferred Stock, out of a total number of 416,667 shares of Preferred Stock, in each case, issued and outstanding and entitled to vote at the Meeting. The holders of shares of Common Stock and Preferred Stock voted together as a single class on all matters presented at the Meeting. In addition, however, the holders of Preferred Stock also voted as a separate class on the proposal to grant the Board of Directors the authority to amend the Company's Certificate of Incorporation, as amended, to effect, by March 1, 1999, a reverse stock split, whereby the Company would issue one new share of Common Stock in exchange for up to four outstanding shares of Common Stock (the "Reverse Stock Split").

(d) The results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

     (i) The results of the vote taken at the Meeting for the election of the nominees for the Board of Directors of the Company were as follows:

            Nominee                             For                  Withheld
            --------------------------    ----------------    ------------------

            Mark L. Weinstein                 7,298,165                84,800
            Jeffrey H. Berg, Ph.D.            7,328,715                54,250
            Marc Berger                       7,321,715                61,250
            David E. Nowicki, D.M.D.          7,300,115                82,850
            James A. Taylor, Ph.D.            7,308,215                74,750

     (ii) A vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending September 30, 1999. The results of the vote taken at the Meeting with respect to such appointment were as follows:

                             For              Against           Abstain
                        ---------------     -------------     -------------

                          7,337,575            27,625            17,765


     (iii) A vote was taken on the proposal to grant the Board of Directors the authority to amend the Company's Certificate of Incorporation, as amended, to effect, by March 1, 1999, the Reverse Stock Split. The results of the vote taken at the Meeting with respect to such amendment were as follows:

                             For              Against           Abstain
                        ---------------     -------------     -------------

                          7,192,441           180,295            10,229


(e) The results of the vote by the Preferred Stockholders taken at the meeting by ballot and/or by proxy as solicited by the Company on behalf of the Board of Directors, voting as a separate class on the proposal to grant the Board of Directors the authority to amend the Company's Certificate of Incorporation, as amended, to effect, by March 1, 1999, the Reverse Stock Split, were as follows:

                             For              Against           Abstain
                        ---------------     -------------     -------------

                            416,667               0                 0

ITEM 5.      OTHER INFORMATION.

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

     On January 25, 1999, the Nasdaq Hearing Panel granted the Company an exception from the minimum bid price requirement until March 1, 1999 in order to allow the Company the opportunity to effectuate a reverse stock split of its Common Stock. The Company's Board of Directors recommended that the stockholders approve a proposal to provide the Board of Directors the authority to amend the Company's Certificate of Incorporation, as amended, to effect, by March 1, 1999, the Reverse Stock Split. Nasdaq's exception included a condition that after March 1, 1999, the Company must have evidenced a closing bid price at or above $1.00 per share for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, the Company also would have been required to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company was deemed to have met the terms of the exception, it would have continued to be listed on The Nasdaq SmallCap Market. However, if the Company failed to comply with the terms of the exception, the Company's Common Stock would be delisted from The Nasdaq SmallCap Market. Accordingly, effective January 27, 1999 and for the duration of the exception, the trading symbol of the Company's Common Stock was changed from BITI to BITIC.

     At the Annual Stockholders Meeting of the Company held on February 26, 1999, the Company's stockholders approved the Reverse Stock Split. Following the Annual Stockholders Meeting, however, the Company's Board of Directors voted unanimously against the Reverse Stock Split. The Board of Directors of the Company based its decision on a number of factors including, the current price and low trading volume of the Company's Common Stock, prevailing market conditions, the anticipated effect of the Reverse Stock Split on the market price of the Common Stock and the relative voting rights of the holders of the Common Stock and the Series A Preferred Stock. Thereafter, on March 4, 1999, the Company's Common Stock was listed on the NASD OTC Bulletin Board under the symbol BITI and ceased to be listed on The Nasdaq SmallCap Market.

     Potential Acquisition

     On April 23, 1999, the Company executed a letter of intent to acquire Bona Fide, Ltd. ("Bona Fide"), an independent contract research organization that provides DEXA QA/QC to the pharmaceutical industry for studies requiring bone densitometry as well as studies requiring body composition measurements. Bona Fide was founded in 1993 and has been a wholly owned subsidiary of the LUNAR Corporation. Based on successful completion of the due diligence process, the transaction is expected to close in May 1999, and all Bona Fide operations will be relocated to the Company's corporate headquarters located in West Trenton, New Jersey. There can be no assurance, however, that such acquisition will be consummated on terms acceptable to the Company, if at all.

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

                                      BIO-IMAGING TECHNOLOGIES, INC.



DATE:   May 6, 1999                   By: /s/ Mark L. Weinstein
                                          --------------------------------------
                                          Mark L. Weinstein, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



DATE:   May 6, 1999                   By: /s/ Robert J. Phillips
                                          --------------------------------------
                                          Robert J. Phillips, Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)