Form 10QSB
period 1999-06-30
BIO IMAGING TECHNOLOGIES INC
filed 1999-08-16
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                           Commission File No. 1-11182


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


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 1999:

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

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1.   Financial Statements......................................  1

             CONSOLIDATED BALANCE SHEETS
             as of June 30, 1999 (unaudited) and
             September 30, 1998.............................................  2

             CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Nine Months Ended June 30, 1999 and 1998
             (unaudited)....................................................  3

             CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended June 30, 1999 and 1998
             (unaudited)....................................................  4

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended June 30, 1999 and 1998
             (unaudited)....................................................  5

             NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS (unaudited).........................................  6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  9

             Results of Operations.......................................... 10

             Liquidity and Capital Resources................................ 14

PART II OTHER INFORMATION

        Item 5.   Other Information......................................... 17

        Item 6.   Exhibits and Reports on Form 8-K.......................... 18

SIGNATURES   ............................................................... 19

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                           June 30,       September 30,
                                                             1999              1998
                                                       ---------------  -----------------
                                                         (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents........................     $    424,788      $  1,527,330
  Accounts receivable, net.........................        1,434,687           626,376
  Prepaid expenses and other current assets........          109,978            84,747
                                                         -----------       -----------
    Total current assets...........................        1,969,453         2,238,453

Property and equipment, net........................        1,243,593         1,543,434

Other assets ......................................          208,305            32,235
                                                         -----------       -----------

    Total assets...................................     $  3,421,351      $  3,814,122
                                                         ===========      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Deferred revenue.................................     $    510,010      $    522,605
  Accounts payable.................................          159,398           142,071
  Accrued expenses and other current liabilities...          337,214           261,063
  Current maturities of long-term debt.............           70,577            49,956
                                                         -----------       -----------
    Total current liabilities......................        1,077,199           975,695
Long-term debt.....................................           65,223            26,808
                                                         -----------       -----------
    Total liabilities..............................        1,142,422         1,002,503
                                                         -----------       -----------

Stockholders' equity:
  Preferred stock - $.00025 par value; authorized
   3,000,000 shares, 416,667 shares issued and
   outstanding ($500,000 liquidation preference)...              104               104
  Common stock - $.00025 par value; authorized
   18,000,000 shares, 7,773,878 shares issued and
   outstanding at June 30, 1999 and September 30,
   1998............................................            1,944             1,944
  Additional paid-in capital.......................        9,231,497         9,231,497
  Accumulated deficit..............................       (6,954,616)       (6,421,926)
                                                         -----------       -----------
    Stockholders' equity...........................        2,278,929         2,811,619
                                                         -----------       -----------

    Total liabilities and stockholders' equity.....     $  3,421,351      $  3,814,122
                                                         ===========       ===========




                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                               For the Nine Months Ended
                                                                       June 30,
                                                          ----------------------------------
                                                               1999                 1998
                                                               ----                 ----
Project revenues.................................        $   3,185,245        $   2,930,463
                                                          ------------         ------------
Cost and expenses:

    Cost of revenues.............................            1,871,242            1,478,528

    General and administrative expenses..........              905,345            1,120,269

    Sales and marketing expenses.................              749,196              800,257

    Research and development expenses............              173,299              194,729

    Non-recurring charges........................                   --              597,000
                                                          ------------         ------------

Total cost and expenses..........................            3,699,082            4,190,783
                                                          ------------         ------------

Loss from operations.............................             (513,837)          (1,260,320)

Interest income - net............................               11,147               71,434
                                                          ------------         ------------

Net loss.........................................             (502,690)          (1,188,886)

Dividends on preferred stock.....................               30,000               30,000
                                                          ------------         ------------

Net loss applicable to common stock..............        $    (532,690)       $  (1,218,886)
                                                          ============         ============

Basic loss per common share......................        $       (0.07)       $       (0.16)
                                                          ============         ============

Weighted average number of common
  shares.........................................            7,773,878            7,771,672
                                                          ============         ============

Diluted loss per common share....................        $       (0.07)       $       (0.16)
                                                          ============         ============

Weighted average number of common and dilutive
  common equivalent shares.......................            7,773,878            7,771,672
                                                          ============         ============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                               For the Three Months Ended
                                                                        June 30,
                                                          ----------------------------------
                                                               1999                 1998
                                                               ----                 ----
Project revenues.................................        $    1,032,485       $      866,552
                                                          -------------        -------------

Cost and expenses:

    Cost of revenues.............................               676,454              515,807

    General and administrative expenses..........               256,850              356,173

    Sales and marketing expenses.................               267,668              274,160

    Research and development expenses............                56,918               55,420

    Non-recurring charges........................                    --               38,864
                                                          -------------        -------------

Total cost and expenses..........................             1,257,890            1,240,424
                                                          -------------        -------------

Loss from operations.............................              (225,405)            (373,872)

Interest (expense) income - net..................                (1,971)              21,803
                                                          -------------        -------------

Net loss.........................................              (227,376)            (352,069)

Dividends on preferred stock.....................                10,000               10,000
                                                          -------------        -------------

Net loss applicable to common stock..............        $     (237,376)      $     (362,069)
                                                          =============        =============

Basic loss per common share......................        $        (0.03)      $        (0.05)
                                                          =============        =============

Weighted average number of common
  shares.........................................             7,773,878            7,773,878
                                                          =============        =============

Diluted loss per common share....................        $        (0.03)      $        (0.05)
                                                          =============        =============

Weighted average number of common and dilutive
  common equivalent shares.......................             7,773,878            7,773,878
                                                          =============        =============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                    For the Nine Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                       1999             1998
                                                                       ----             ----
Cash flows from operating activities:
  Net loss ...............................................      $   (502,690)      $ (1,188,886)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.........................           409,468            423,339
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable..........          (808,311)           363,798
      (Increase) decrease in prepaid expenses and other
      current assets......................................           (25,231)             1,757
      Decrease in other assets............................               930             34,841
      Decrease in deferred revenue........................          (135,060)          (159,875)
      Increase (decrease) in accounts payable.............            17,327             (2,188)
      Increase in accrued expenses and other current
        liabilities.......................................            21,151            257,574
                                                                 -----------        -----------
      Net cash used in operating activities...............        (1,022,416)          (269,640)
                                                                 -----------        -----------

Cash flows from investing activities:
  Purchases of property and equipment.....................           (96,627)          (198,585)
  Cash paid for business acquisition......................            (2,535)                --
                                                                 -----------        -----------
      Net cash used in investing activities...............           (99,162)          (198,585)
                                                                 -----------        -----------

Cash flows from financing activities:
  Payments under equipment lease obligations..............           (50,964)           (74,249)
  Dividends paid on preferred stock.......................           (40,000)           (40,285)
  Proceeds from notes payable.............................           110,000                 --
  Proceeds from exercise of stock options.................                --             15,899
                                                                 -----------        -----------
      Net cash provided by (used in) financing activities.            19,036            (98,635)
                                                                 -----------        -----------

Net decrease in cash and cash equivalents.................        (1,102,542)          (566,860)

Cash and cash equivalents at beginning of period..........         1,527,330          2,367,658
                                                                 -----------        -----------

Cash and cash equivalents at end of period................      $    424,788       $  1,800,798
                                                                 ===========        ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest................      $      5,995       $      1,619
                                                                 ===========        ===========
  Equipment purchased under capital lease obligation......      $         --       $     75,595
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

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1999, the results of its operations for the three-month and nine-month periods ended June 30, 1999 and 1998 and its cash flows for the nine-month periods ended June 30, 1999 and June 30, 1998.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for the three-month and nine-month periods ended June 30, 1999 and 1998 exclude the impact of preferred stock and options and warrants as they are antidilutive.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation: (continued)

     The computation of basic loss per common share and diluted loss per common share were as follows:

                                         Nine Months Ended                Three Months Ended
                                              June 30,                          June 30,
                                   ------------------------------   -----------------------------
                                        1999             1998            1999            1998
                                   --------------   --------------  --------------  -------------
Net loss.........................  $  (502,690)     $(1,188,886)    $  (227,376)     $  (352,069)

Dividends on preferred stock.....       30,000           30,000          10,000           10,000
                                    ----------       ----------      ----------       ----------

Net loss applicable
  to common stock - basic........  $  (532,690)     $(1,218,886)    $  (237,376)     $  (362,069)
                                    ----------       ----------      ----------       ----------

Dilutive dividends on preferred
  stock..........................           --               --              --               --
                                    ----------       ----------      ----------       ----------

Net loss applicable
  to common stock - diluted......  $  (532,690)     $(1,218,886)    $  (237,376)     $  (362,069)
                                    ----------       ----------      ----------       ----------

Denominator:

Weighted average number of
  common shares..................    7,773,878        7,771,672       7,773,878        7,773,878

Basic loss per common share......  $     (0.07)     $     (0.16)    $     (0.03)     $     (0.05)
                                    ==========       ==========      ==========       ==========

Denominator:

Weighted average number of
  common shares..................    7,773,878        7,771,672       7,773,878        7,773,878
Common share equivalents of
  outstanding stock options
  and warrants...................           --               --              --               --
Common share equivalents of
  dilutive outstanding
  preferred stock................           --               --              --               --
                                    ----------       ----------      ----------       ----------

Total shares.....................    7,773,878        7,771,672       7,773,878        7,773,878
                                    ----------       ----------      ----------       ----------

Diluted loss per common share....  $     (0.07)     $     (0.16)    $     (0.03)     $     (0.05)
                                    ==========       ==========      ==========       ==========

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 2 - Other Assets:

     In May 1999, the Company acquired the operations of Bona Fide, Ltd. ("Bona Fide") in a transaction accounted for as a purchase. Tangible assets acquired were $10,000 and liabilities assumed were $187,465, resulting in goodwill of $180,000. The liabilities assumed primarily represent deferred revenue of $122,000 which the Company expects to recognize as project revenues over the duration of the client contracts which were assumed by the Company in the acquisition. Goodwill is being amortized using a straight-line method over five years. In addition to the amount paid at closing, additional payments for the acquisition may be made based on certain revenues being achieved for the twelve-month period ending on the first anniversary of the closing date. Such amount may not exceed $50,000. The acquisition was not material to the Company's consolidated financial position or results of operations.

Note 3 - Non-recurring Charges:

     The Company recorded non-recurring charges in Fiscal 1998 consisting of (i) costs associated with a proxy contest and related litigation and (ii) restructuring and severance expenses related to the elimination of two former business divisions and the resignation in December 1997 of a former executive officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a pharmaceutical contract service organization providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. In addition, with the acquisition of Bona Fide in May of 1999, the Company also provides dual energy x-ray absorptiometry ("DEXA") quality assurance and quality control ("QA/QC") to the pharmaceutical and medical device industry for studies requiring bone densitometry as well as trials involving body composition measurements. Although the Company experienced a loss for the nine-month and three-month periods ended June 30, 1999, the Company's project revenues increased as compared to the same periods last year. Project revenues were generated from 32 clients encompassing 59 projects, including five clients encompassing 13 projects for Bona Fide, for the nine months ended June 30, 1999 as compared to 24 clients encompassing 41 projects for the same period last year.

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally nine months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to expand its client base, obtain additional contracts and generate additional revenues, the Company increased its sales and marketing efforts during the fiscal year ended September 30, 1998. As of June 30, 1999, the Company believes that these efforts are beginning to yield positive results. No assurance can be made that the Company's project revenues will increase to levels required to achieve profitability.

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

     Certain matters discussed in the Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, the risks associated with integrating the business of Bona Fide with and into the Company, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     Nine months ended June 30, 1999 and 1998
     ----------------------------------------

     Project revenues for the nine months ended June 30, 1999 and 1998 were approximately $3,185,000 and $2,930,000, respectively, an increase of approximately $255,000, or 8.7%. Project revenues in the nine months ended June 30, 1999 and 1998 were derived from 32 clients encompassing 59 projects, including five clients encompassing 13 projects for Bona Fide, and 24 clients encompassing 41 projects, respectively. Two clients represented approximately 29.7% of the Company's project revenues for the nine months ended June 30, 1999. For the comparable period last year, two clients represented approximately 50.2% of the Company's project revenues with one European client representing 27.2%, or $796,000, of project revenues. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for the nine months ended June 30, 1999 and 1998 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the nine months ended June 30, 1999 and 1998 were approximately $1,871,000 and $1,479,000, respectively, an increase of approximately $392,000, or 26.5%. This increase is primarily attributable to an increase in staffing levels required for project related tasks for the nine months ended June 30, 1999 as compared to the same period in the prior year.

     The difference between project revenues and cost of revenues for the nine months ended June 30, 1999 decreased as a percentage to project revenues compared to the nine months ended June 30, 1998. This is primarily due to a higher gross profit margin generated from work performed on the one European client, which represented 27.2% of project revenues for the nine months ended June 30, 1998, compared to the gross profit margin generated from work performed on the Company's other clients for the nine months ended June 30, 1999. The higher gross margin during the nine months ended June 30, 1998 also resulted from the mix of services and the fees associated with the work performed by the Company for this European client. In addition, the Company increased its staffing levels during the nine months ended June 30, 1999 to support its existing contracts and in anticipation of future business.

     General and administrative expenses in each of the nine months ended June 30, 1999 and 1998 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $905,000 in the nine months ended June 30, 1999 and approximately $1,120,000 in the nine months ended June 30, 1998. The decrease during the nine months ended June 30, 1999 of approximately $215,000, or 19.2%, from the nine months ended June 30, 1998, resulted primarily from the elimination of expenditures in support of the former Marketing Information Services Division (the "MISD") and Data Management and Information Systems Division (the "DMISD") and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs were independent of the expenditures that supported the former MISD and DMISD divisions. This decrease was offset, in part, by personnel costs associated with the appointment of a new President and Chief Executive Officer after the three months ended December 31, 1997.

     Sales and marketing expenses in each of the nine months ended June 30, 1999 and 1998 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $749,000 in the nine months ended June 30, 1999 and approximately $800,000 in the nine months ended June 30, 1998. The decrease during the nine months ended June 30, 1999 of approximately $51,000, or 6.4%, from the nine months ended June 30, 1998, resulted primarily from the decrease in personnel costs associated with the Senior Vice President of Sales and Marketing incurred in the three months ended December 31, 1997. The executive officer that held that position was appointed President and Chief Executive Officer after the three months ended December 31, 1997. These personnel costs are reflected in general and administrative expenses for the nine months ended June 30, 1999.

     Research and development expenses in each of the nine months ended June 30, 1999 and 1998 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses during the nine months ended June 30, 1999 and 1998 were approximately $173,000 and $195,000, respectively. The decrease during the nine months ended June 30, 1999 of approximately $22,000, or 11.3%, from the nine months ended June 30, 1998, resulted primarily from a decrease in resources dedicated to research and development projects. Research and development expenses in each of the nine months ended June 30, 1999 and 1998 primarily focused on the formulation, design and testing of product and process alternatives.

     During the nine months ended June 30, 1998, the Company recorded non-recurring charges of approximately $597,000 consisting of (i) costs of approximately $320,000 associated with a proxy contest and related litigation and (ii) restructuring and severance expenses of $277,000 related to the elimination of two former business divisions and the resignation in December 1997 of a former executive officer.

     In February 1998, the Company and a shareholder group engaged in a proxy contest in an effort to, among other things, elect members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. In connection with such proxy contest and the related litigation, the Company expended approximately $320,000 in the nine months ended June 30, 1998.

     In the nine months ended June 30, 1998, the Company recorded restructuring and severance expenses of $277,000. This amount consists of restructuring expenses of $105,000 and severance expenses of $172,000.

     In December 1997, the Company terminated two business divisions, the MISD and the DMISD, which were established in October 1996. These divisions did not meet the Company's expectations and the Company believed that its resources were better focused on its core clinical trials service business. The Company incurred restructuring charges of approximately $105,000 which consisted of (i) $38,000 of severance costs paid to the former Senior Vice President and General Manager of the MISD and (ii) $67,000 related to the write-off of assets and costs associated with the termination of the MISD and DMISD. Each of these charges has been reflected in non-recurring charges for the nine months ended June 30, 1998.

     In a separate matter, two executive officers of the Company resigned in December 1997. The Company entered into a separation agreement with one such former executive officer. The Company agreed to pay such former executive officer $127,000 in connection with the separation agreement. The Company has not entered, and does not expect to enter, into an agreement with the other executive officer who resigned in December 1997. As a result of these resignations, the Company recorded severance expenses of approximately $172,000. Such expenses have been reflected in non-recurring charges for the nine months ended June 30, 1998.

     Total cost and expenses in each of the nine months ended June 30, 1999 and 1998 consisted primarily of cost of revenues, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's cost and expenses were approximately $3,699,000 in the nine months ended June 30, 1999 and approximately $3,594,000 (excluding non-recurring charges of approximately $597,000) in the corresponding period in fiscal 1998. Such increase of approximately $105,000, or 2.9%, is primarily attributable to an increase in staffing levels for project related tasks offset by the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs were independent of the expenditures that supported the former MISD and DMISD divisions.

     Net interest income of approximately $11,000 during the nine months ended June 30, 1999, resulted from interest earned on cash balances, offset, in part, by interest expense incurred in conjunction with equipment lease obligations. The Company earned less interest income in the nine months ended June 30, 1999 than in the nine months ended June 30, 1998 due to lower cash balances maintained during the fiscal 1999 period. Net interest income was approximately $71,000 in the nine months ended June 30, 1998.

     The Company's net loss for the nine months ended June 30, 1999 was approximately $503,000, while the Company had net loss of approximately $1,189,000 in the nine months ended June 30, 1998. The Company's net loss for the nine months ended June 30, 1999 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

     Three Months Ended June 30, 1999 and 1998
     -----------------------------------------

     Project revenues for the quarters ended June 30, 1999 ("Third Quarter of Fiscal 1999") and 1998 ("Third Quarter of Fiscal 1998") were approximately $1,032,000 and $867,000, respectively, an increase of approximately $165,000, or 19.0%. Project revenues in the Third Quarter of Fiscal 1999 and Fiscal 1998 were derived from 26 clients encompassing 49 projects, including five clients for 13 projects for Bona Fide, and 20 clients encompassing 29 projects, respectively. Two clients represented approximately 32.1% of the Company's project revenues for the Third Quarter of Fiscal 1999. For the Third Quarter of Fiscal 1998, two clients represented approximately 58.0% of the Company's project revenue. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services.
This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues in each of the Third Quarter of Fiscal 1999 and Fiscal 1998 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the Third Quarter of Fiscal 1999 and Fiscal 1998 were approximately $676,000 and $516,000, respectively, an increase of approximately $160,000, or 31.0%. This increase is primarily attributable to an increase in staffing levels required for project related tasks for the three months ended June 30, 1999 as compared to the same period in the prior year.

     The difference between project revenues and cost of revenues decreased as a percentage to project revenues for the Third Quarter of Fiscal 1999 compared to the Third Quarter of Fiscal 1998. This was primarily due to an increase in staffing levels to support the Company's existing contracts and in anticipation of future business and the mix of services the Company was engaged to perform.

     General and administrative expenses in each of the Third Quarter of Fiscal 1999 and Fiscal 1998 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $257,000 in the Third Quarter of Fiscal 1999 and approximately $356,000 in the Third Quarter of Fiscal 1998. The decrease of approximately $99,000, or 27.8%, is primarily attributable to less professional services associated with general corporate matters.

     Sales and marketing expenses in each of the Third Quarter of Fiscal 1999 and Fiscal 1998 remained relatively consistent and were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $268,000 in the Third Quarter of Fiscal 1999 and approximately $274,000 in the Third Quarter of Fiscal 1998, a decrease of approximately $6,000, or 2.2%.

     Research and development expenses in each of the Third Quarter of Fiscal 1999 and Fiscal 1998 remained relatively consistent and were comprised of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses were approximately $57,000 in the Third Quarter of Fiscal 1999 and approximately $55,000 in the Third Quarter of Fiscal 1998, an increase of approximately $2,000, or 3.6%. Research and development expenses in each of the Third Quarter of Fiscal 1999 and Fiscal 1998 primarily focused on the formulation, design and testing of product and process alternatives.

     In February 1998, the Company and a shareholder group engaged in a proxy contest in an effort to, among other things, elect members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. In connection with such proxy contest and the related litigation, the Company expended approximately $39,000 in the Third Quarter of Fiscal 1998. This cost is reflected in non-recurring charges.

     Total cost and expenses in each of the Third Quarter of Fiscal 1999 and Fiscal 1998 consisted primarily of cost of revenues, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's cost and expenses were approximately $1,258,000 in the Third Quarter of Fiscal 1999 and approximately $1,202,000 in the Third Quarter of Fiscal 1998 (excluding non-recurring charges of approximately $39,000). Such increase of approximately $56,000, or 4.7%, is primarily due to an increase in staffing levels required for project related tasks provided by the Company in the Third Quarter of Fiscal 1999.

     Net interest expense of approximately $2,000 during the Third Quarter of Fiscal 1999, resulted from interest expense incurred in conjunction with equipment lease obligations offset by interest earned on cash balances. The Company earned less interest income in the Third Quarter of Fiscal 1999 than in the Third Quarter of Fiscal 1998 due to lower cash balances maintained during the Fiscal 1999 period. Net interest income was approximately $22,000 in the Third Quarter of Fiscal 1998.

     The Company's net loss for the Third Quarter of Fiscal 1999 and the Third Quarter of Fiscal 1998 were approximately $227,000 and $352,000, respectively. These net losses were attributable primarily to insufficient project revenue to support the infrastructure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At  June  30,  1999,   the  Company  had  cash  and  cash   equivalents  of
approximately $425,000. Working capital at June 30, 1999 was approximately $892,000.

     Net cash used in operating activities for the nine months ended June 30, 1999 was approximately $1,022,000. Such use of cash reflects the net loss for the nine months ended June 30, 1999 and changes in certain of the Company's operating assets and liabilities. Accounts receivable increased by approximately $808,000 during the nine months ended June 30, 1999 as a result of an increase in unbilled receivables during such period. Unbilled receivables are recorded for revenue recognized to date that is currently unbillable pursuant to contractual terms. Amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules.

     For the nine months ended June 30, 1999, the Company invested approximately $107,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the balance of Fiscal 1999 will approximate $50,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In December 1998, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 1998 through and including December 31, 1998. In June 1999, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from January 1, 1999 through and including June 30, 1999.

     In March 1999, the Company received financing of $110,000 secured by certain equipment. The loan is payable in 36 monthly installments, commencing April 1999, including interest of 10.24%.

     The Company anticipates that its cash and cash equivalents as at June 30, 1999, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The continuation of operating losses, the Company's ability to gain new client contracts, the variability of the timing of milestone payments on existing client contracts and other changes in the Company's operating assets and liabilities may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

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

     In April 1999, the Company entered into a contract with an international client which is denominated in euro. The Company currently does not believe that the euro conversion will have a material impact on the Company's financial condition or results of operations. There can be no assurance, however, that such euro conversion will not adversely affect the Company's business, financial condition, results of operations or cash flows.

     Year 2000 Compliance

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has completed its review of the potential impact of Year 2000 issues and does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant.

     The Company's management information systems department has reviewed and tested the Company's internal business systems, including operating systems and internal software, for Year 2000 compliance. The Company believes that, based on the results of such review and testing, the Company's internal business systems, including its computer systems, are Year 2000 compliant.

     The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. Further, the Company relies upon various vendors, financial institutions, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. While the Company has surveyed some, but not all of it's major vendors, there is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

     To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its systems and Year 2000 compliance matters generally.

     The Company has not developed a Year 2000-specific contingency plan. If Year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 5.   OTHER INFORMATION.

     ACQUISITION

     In May 1999, the Company acquired the operations of Bona Fide, Ltd. ("Bona Fide") in a transaction accounted for as a purchase. Bona Fide provides dual energy x-ray absorptiometry ("DEXA") quality assurance and quality control ("QA/QC") to the pharmaceutical and medical device industry for studies requiring bone densitometry as well as trials involving body composition measurements. Tangible assets were acquired and liabilities were assumed resulting in goodwill of $180,000. In addition to the amount paid at closing, additional payments for the acquisition may be made based on certain revenues being achieved for the twelve-month period ending on the first anniversary of the closing date. Such amount may not exceed $50,000. The acquisition was not material to the Company's consolidated financial position or results of operations.

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

                                       BIO-IMAGING TECHNOLOGIES, INC.



DATE:   August 16, 1999                By:/s/ Mark L. Weinstein
                                          -------------------------------------
                                          Mark L. Weinstein, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



DATE:   August 16, 1999                By:/s/ Robert J. Phillips
                                          -------------------------------------
                                          Robert J. Phillips, Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)