Form 10KSB
period 1999-09-30
BIO IMAGING TECHNOLOGIES INC
filed 1999-12-29
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                           Commission File No. 1-11182

                         BIO-IMAGING TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                        11-2872047
-----------------------------               ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


830 Bear Tavern Road, West Trenton, New Jersey                     08628-1020
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

                    Yes:                         No: X
                         ----                       ----


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  Registrant's  revenues  for fiscal year ended  September  30,  1999:
$4,349,079

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,565,328 at November 30, 1999 based on the average bid and asked prices on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1999:

Class                                                        Number of Shares
-----                                                        ----------------

Common Stock, $.00025 par value                                  7,773,878


     Transitional Small Business Disclosure Format

                    Yes:                         No: X
                         ----                       ----


     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

          Item                                                            Page
          ----                                                            ----

PART I    1.   Business.....................................................1

          2.   Properties...................................................9

          3.   Legal Proceedings............................................9

          4.   Submission of Matters to a Vote of Security Holders..........9

PART II   5.   Market for the Company's Common Equity and Related
               Stockholder Matters.........................................10

          6.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................12

          7.   Financial Statements........................................19

          8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................19

PART III  9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16 (a) of the
               Exchange Act................................................20

          10.  Executive Compensation......................................20

          11.  Security Ownership of Certain Beneficial Owners
               and Management..............................................20

          12.  Certain Relationships and Related Transactions..............20

          13.  Exhibits, List and Reports on Form 8-K......................20

SIGNATURES.................................................................21

EXHIBIT INDEX..............................................................23

FINANCIAL STATEMENTS......................................................F-1

                                     PART I


ITEM 1.   BUSINESS.

GENERAL


     Bio-Imaging Technologies, Inc. ("Bio-Imaging" or "the Company") is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography ("CT"), magnetic resonance imaging ("MRI"), x-rays, dual energy x-ray absorptiometry ("DEXA"), position emission tomography single photon emission computerized tomography ("PET SPECT") and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.

     The Company utilizes proprietary processes and software applications in providing its services to pharmaceutical companies conducting clinical studies in which medical imaging modalities are used to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. The Company's digital image processing and computer analysis techniques enable it to make highly precise measurements and biostatistical inferences about drug or device effects. The resulting data enable the Company's clients, and their regulatory reviewers (primarily the U.S. Food and Drug Administration, the "FDA" and European Agencies) to evaluate product efficacy and safety. In addition, the Company has developed specialized computer services and software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format.

     The Company continues to believe that it is at an early stage of market penetration and is directing its marketing and sales efforts towards those clinical development areas that heavily depend upon medical imaging. These areas include therapeutic and diagnostic anti-inflammatory, oncology, central nervous system, osteoporosis and cardiovascular.

     In February 1997, the Company opened a European facility in Leiden, the Netherlands to provide centralized image processing services for European clients. The Company manages its services for European based clinical trials from this facility. The Company's European facility has the same capabilities as the Company's U.S. headquarters.

     In May 1999, the Company acquired the operations of Bona Fide, Ltd. ("Bona Fide"). Bona Fide provides DEXA quality assurance and quality control ("QA/QC") to the pharmaceutical and medical device industry for studies requiring bone densitometry and body composition measurements.

     The Company was incorporated in Delaware in 1987 under the name Wise Ventures, Inc. The Company's name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of the Company's principal executive offices is 830 Bear Tavern Road, West Trenton, New Jersey, 08628, and its telephone number is 609-883-2000.

BUSINESS SERVICES

     Core Laboratory Services

     Bio-Imaging is a leading provider of medical imaging management services for clinical development purposes. The Company's imaging core laboratory facilities in the U.S.A. and Europe provide centralized image data collection, processing, analysis and archival services for clinical trials conducted worldwide. The facilities are designed for high-volume efficient processing of analog (film) and digital image data in a secure environment that complies with regulatory guidelines for clinical data management.

     Medical image data are received by Bio-Imaging facilities from clinical trial sites, typically academic or community hospitals. The Company has developed procedures for data tracking and quality control that it believes to be of significant value to its clients. The Company's facilities contain specialized hardware and software for the digitization of films and translation of digital data, enabling data to be standardized, regardless of its source. The Company believes its ability to handle most commercially available image file formats is a valuable technical asset and an important competitive advantage in gaining new business for large global multi-center clinical trials.

     The Company performs image analyses on client data using internally developed or specially configured software. The Company measures key indicators of drug efficacy in different organs and disease states. The results from image analysis derived in Bio-Imaging facilities are transferred to databases that can be transmitted electronically to the Company's clients, or integrated directly into the Company's Bio/ImageBase(R) package for regulatory submission on the client's behalf.

     Information Management Services

     Bio-Imaging's information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials. The Company's Computer Assisted Masked Reading ("CAMR(TM)") systems offer numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.

     Using the Company's CAMR(TM) systems, independent medical specialists can review medical image data from clinical trials in a digital format. The CAMR(TM) systems can display all modalities of medical image data, regardless of source equipment. In addition, the systems can display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients' responses to therapy, or to determine if patients qualify for studies. By using the CAMR(TM) systems to read and evaluate image data, medical specialists can achieve greater reading speed than is possible with film, and can perform evaluations in a more objective, reproducible manner.

     The Company has also developed remote CAMR(TM) ("rCAMR(TM)") systems which are located on the premises of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. More recently, clients are requesting Bio-Imaging to provide "real-time" reads for inclusion/exclusion criteria, or safety reads. The Company believes that the rCAMR(TM) system is the optimal tool for this type of work because it allows Bio-Imaging, at the client's discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert's office or home.

     The Company has developed a proprietary image database software application, Bio/ImageBase(R), that enables the Company's clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM disks, Bio/ImageBase(R) allows clients and their FDA medical reviewers to review medical images and related clinical data. The Company believes that Bio/ImageBase(R) offers the potential to decrease review time, resulting in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices.

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

     Other Services

     The Company provides technical consulting in the evaluation of the sites that may participate in clinical trials. The Company also consults with clients regarding regulatory issues involved in the design, execution, analysis and submission of medical image data in clinical trials.

TARGET MARKETS

     The Company's primary target market is comprised of pharmaceutical, biotechnology and medical device companies whose clinical development pipelines include drugs, biologics or devices that are typically evaluated by medical imaging methods. This target market includes leading international pharmaceutical companies and biotechnology companies with products currently in the clinical development pipeline.

     Bio-Imaging focuses its marketing on the following stages of clinical development:

     Phase II Clinical Trials

     Phase II clinical trials are generally conducted over six months to two years and involve basic efficacy (effectiveness), safety and dose-range testing in approximately 50 to 400 patients suffering from the disease or condition under study. Such trials help determine the best effective dose, confirm that the drug works as expected and provide initial safety data.

     Phase III Clinical Trials

     Phase III clinical trials are generally conducted over one to four years and involve efficacy and safety studies in broader populations of hundreds or thousands of patients and many investigational sites (hospitals and clinics). These are sometimes referred to as pivotal studies for submission to the regulatory agencies. Generally, Phase III studies are intended to provide additional information on drug safety and efficacy, an evaluation of the risk-benefit of the drug and information for the adequate labeling of the product.

     Bio-Imaging focuses its marketing efforts further on clinical trials for the following classes of drugs:

     Anti-Inflammatory Therapeutics

     Anti-inflammatory clinical trials, such as those focused on arthritis, include radiologic evaluation of the bones and joints to determine drug efficacy. The Company believes that demand among drug developers for its services will increase as new classes of biotechnology-derived drugs enter and progress through the clinical development pipeline.

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

     The FDA's guidelines aimed at accelerating access to new drugs for the review and approval of new cancer therapies place greater emphasis on shrinkage of tumors as an early indicator of anti-tumor efficacy. Bio-Imaging believes that these FDA guidelines may have a favorable impact on its business as pharmaceutical and biotechnology companies may have an increased need for regulatory compliant medical imaging services to conduct their oncology clinical trials.

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

     Osteoporosis

     Osteoporosis is the disease of "thinning bones" which leads to fractures in the elderly. The FDA guidance document for developing treatments for this disease recognized DEXA as one of the primary efficacy and safety measurement tools available. Furthermore, all data needs to go through a quality assurance laboratory. This is now standard practice in all studies using DEXA instruments whether for osteoporosis oncology or antiobesity or muscle wasting asssessment.

     Diagnostic Imaging Agents

     Bio-Imaging provides its services to clients developing diagnostic imaging agents which are designed to diagnose disease conditions more quickly and accurately in their development in order to facilitate earlier and more accurate treatment.

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

INTELLECTUAL PROPERTY

     Proprietary protection for the Company's computer-imaging programs, processes and know-how is important to its business. Bio-Imaging has developed certain technically derived procedures and computer software applications that are intended to increase the effectiveness and quality of its services. The Company relies upon trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company has obtained registered trademark protection for the Bio/ImageBase(R) and has claimed trademark protection for the CAMR(TM) and rCAMR(TM). The Company also has applied for patent protection for the two DEXA phantoms it sells to trial sites. Furthermore, Bio-Imaging requires all employees, consultants and contractors to execute confidential disclosure agreements as a condition of employment or engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of trade secret information. In addition, to the extent the Company relies on trade secrets and know-how to maintain its competitive technological position, there can be no assurance that others may not develop independently the same or similar techniques. Although the Company's intellectual property rights are important to the results of its operations, the Company believes that other factors such as independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to its clients.

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

     Changes in the FDA's policy for the evaluation of therapeutic oncology agents may have a positive impact on the time to market of such therapeutics. According to the guidelines announced in March 1996, approval times for new cancer therapies can be shortened if evidence of tumor shrinkage is verifiable and demonstrable through the use of objective measurement techniques. These guidelines place much greater reliance on the use of medical image data to demonstrate objective tumor shrinkage. In addition, in March 1997, the FDA announced new guidelines aimed at accelerating all therapeutic categories through the use of surrogate markers such as imaging endpoints. The Company believes the FDA's initiatives to streamline and accelerate the submission and review process of therapeutic agents may have a favorable impact on the Company's business.

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

     The current European market regulation is more fragmented than in the U.S.A., therefore, such European agencies have a tendency to follow FDA guidelines.

COMPETITION

     As a sign of growth in the clinical trials-related medical imaging services business, the Company continues to experience an increase in competition from commercial competitors and academic research centers. Over the past two years, several conventional contract research organizations have either started or acquired divisions to address the need for medical imaging services as it relates to clinical trials. As competition increases, Bio-Imaging will look to provide value-added services and undertake marketing and sales programs to differentiate its services based on its expertise and experience in specific therapeutic and diagnostic areas, its technological expertise and regulatory and clinical development experience, its quality performance and its international capabilities. Competition in the Company's industry has resulted in additional pressure being placed on price, service and quality. Although the Company believes that it is well positioned against its competitors due to its experience in clinical trials and regulatory compliance along with its international presence, there can be no assurance that the Company's competitors or clients will not provide or develop services similar or superior to those provided by the Company. Any such competition could have a material adverse impact on the Company. The Company's competitive position also depends upon its ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how.

MARKETING AND SALES

     Bio-Imaging provides and markets its services on an international basis primarily to pharmaceutical and biotechnology companies. The Company's sales and marketing activities are performed by a Vice President, Business Development, a Director of Client Technical Services, three Regional Managers of Client Technical Services, a Director of Clinical Services-Europe, a Manager, Business Development and a Business Development Associate.

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

SIGNIFICANT CLIENTS

     During fiscal 1999, three clients, including two European-based clients, accounted for approximately 39% of the Company's project revenues. These contracts are terminable by the Company's clients at any time and for any reason. Subsequent to fiscal 1999, the Company completed its work on such projects for the two European based clients. Loss of the one U.S. client or a reduction in services provided to that client would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of September 30, 1999, the Company had 44 employees, three of whom are officers of the Company.

     Of the Company's employees as of September 30, 1999, eight were engaged in sales and marketing, 31 were engaged in client related projects and five were engaged in administration and management. A significant number of the Company's management and professional employees have prior industry experience. Bio-Imaging believes that it has been successful in attracting skilled and experienced personnel, however, competition for such personnel is intensifying. All of the Company's employees are covered by confidentiality and non-competition agreements. The Company cannot provide assurances as to the enforceability of such agreements. Bio-Imaging has entered into an employment contract with one of its officers. See "Item 10. Executive Compensation." Bio-Imaging considers relations with its employees to be good.

ITEM 2.   PROPERTIES.

     On September 22, 1999, the Company executed a lease agreement for approximately 17,000 square feet of office space located in Newtown, Pennsylvania. The lease is for an initial term of five years and two months and provides for a fixed base rent of approximately $26,000 per month with an annual inflation increase. The lease for the Company's current office space in West Trenton, New Jersey expired on November 30, 1999 and was not renewed by the Company. The Company will occupy it's current office through December 1999. The Company also leases approximately 4,000 square feet of office space in Leiden, the Netherlands. This lease, denominated in Netherland guilders, expires February 14, 2003 and provides for a base rent of approximately $7,200 per month with an annual inflation increase. The Company believes that these facilities will be adequate for its needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     From June 18, 1992 through March 4, 1999, the Company's common stock, $0.00025 par value, (the "Common Stock") had been traded on the Nasdaq SmallCap Market under the symbol BITI. On March 4, 1999, the Company's Common Stock ceased to be listed on the Nasdaq SmallCap Market and became listed on the NASD OTC Bulletin Board under the symbol BITI.

     The following table sets forth the high ask and low bid quotations for the Common Stock as reported on the Nasdaq SmallCap Market for each of the quarters ended December 31, 1997 through December 31, 1998 and the high ask and low bid quotations as reported on the NASD OTC Bulletin Board for each of the quarters ended March 31, 1999 through September 30, 1999. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

               Quarter                           Common
                Ended                             Stock
                -----                             -----
                                           High           Low
                                           ----           ---

          December 31, 1997                1.844          0.50
          March 31, 1998                   0.781          0.531
          June 30, 1998                    1.938          0.50
          September 30, 1998               1.00           0.438
          December 31, 1998                0.9375         0.2813
          March 31, 1999                   0.6563         0.3125
          June 30, 1999                    0.6875         0.3125
          September 30, 1999               0.5938         0.2813

     Since June 18, 1992, the Common Stock also has been listed on the Boston Stock Exchange ("BSE") under the symbol BIT.

     The following table sets forth the high ask and low bid quotations for the Common Stock as reported on the BSE for each of the quarters from the quarter ended December 31, 1997 through September 30, 1999.


               Quarter                           Common
                Ended                             Stock
                -----                             -----
                                            High           Low
                                            ----           ---

          December 31, 1997                 1.719          0.3125
          March 31, 1998                    0.75           0.375
          June 30, 1998                     1.625          0.375
          September 30, 1998                1.00           0.375
          December 31, 1998                 0.875          0.4375
          March 31, 1999                    0.625          0.4688
          June 30, 1999                     0.875          0.5625
          September 30, 1999                0.781          0.4375


     As of November 30, 1999, the approximate number of holders of record of the Common Stock was 112 and the approximate number of beneficial holders of the Common Stock was 1389.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Bio-Imaging is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of CT, MRI, x-rays, DEXA, PET SPECT and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to expand its client base, obtain additional contracts and generate additional revenues, the Company increased its sales and marketing efforts during the fiscal year ended September 30, 1998. As of September 30, 1999, the Company believes that these efforts are beginning to yield positive results. No assurance can be made that the Company's project revenues will increase to levels required to achieve profitability. Although the Company experienced a loss for 1999, the Company's project revenues increased as compared to 1998. Project revenues were generated from 34 clients encompassing 67 projects for 1999 as compared to 25 clients encompassing 46 projects for 1998. Three clients represented approximately 16%, 13% and 11% of the Company's project revenues for 1999. Two clients represented approximately 26% and 24% of the Company's project revenues for 1998.

     The Company believes that demand for its services and technologies will grow during the longer term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical imaging data that is derived from clinical trials and the rigorous regulatory requirements relating to the submission of this data. In addition, the FDA is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition, there can be no assurance that demand for the Company's services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

     Certain matters discussed in this Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     Fiscal Years Ended September 30, 1999 and 1998
     ----------------------------------------------

     Project revenues for 1999 and 1998 were approximately $4,349,000 and $3,599,000, respectively, an increase of approximately $750,000, or 20.8%. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services.
This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services. In May 1999, the Company acquired the operations of Bona Fide in a transaction accounted for as a purchase. In addition to the amount paid at closing of $2,535, additional payments for the acquisition may be made based on certain revenues being achieved for the twelve-month period ending on the first anniversary of the closing date. Such amount may not exceed $50,000. The acquisition was not material to the Company's consolidated financial position or results of operations. The acquisition of Bona Fide in May 1999 subsequently contributed approximately $143,000 in project revenues in 1999.

     Cost of revenues for 1999 and 1998 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues were approximately $2,661,000 for 1999 and approximately $2,026,000 for 1998, an increase of approximately $635,000, or 31.3%. This increase is primarily attributable to an increase in staffing levels required for project related tasks for 1999 as compared to 1998.

     The difference between project revenues and cost of revenues may fluctuate as a percentage to project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The decrease in this difference in 1999 from 1998 resulted primarily from an increase in staffing levels in 1999 to support the

Company's existing contracts and in anticipation of future business along with the mix of services provided by the Company in 1999 as compared to 1998.

     General and administrative expenses for 1999 and 1998 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $1,199,000 for 1999 and approximately $1,531,000 for 1998. The decrease for 1999, of approximately $332,000, or 21.7%, from 1998, resulted primarily from the elimination of expenditures in support of the former Marketing Information Services Division (the "MISD") and Data Management and Information Systems Division (the "DMISD") and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs were independent of the expenditures that supported the former MISD and DMISD divisions. This decrease was offset, in part, by personnel costs associated with the appointment of a new President and Chief Executive Officer in December 1997.

     Sales and marketing expenses for 1999 and 1998 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $974,000 for 1999 and approximately $1,004,000 for 1998. The decrease for 1999, of approximately $30,000, or 3.0%, from 1998, resulted primarily from the decrease in personnel costs incurred in the three months ended December 30, 1997 which was associated with the promotion of the Senior Vice President of Sales and Marketing to the position of President and Chief Executive Officer, which occurred in December 1997. These personnel costs are reflected in general and administrative expenses in 1999.

     Research and development expenses for 1999 and 1998 consisted of professional salaries and benefits and overhead charged to research and development projects. Research and development expenses were approximately $229,000 during 1999 and approximately $255,000 for 1998. The decrease in 1999 of approximately $26,000, or 10.2%, from 1998, resulted primarily from a decrease in resources dedicated to research and development projects. Research and development expenses in 1999 and 1998 primarily focused on the formulation, design and testing of product and process alternatives.

     In 1998, the Company recorded non-recurring charges of approximately $597,000 consisting of (i) costs of approximately $320,000 associated with a proxy contest and related litigation and (ii) restructuring and severance expenses of $277,000 related to the elimination of two former business divisions and the resignation in December 1997 of a former executive officer.

     In February 1998, the Company and a shareholder group engaged in a proxy contest in an effort to, among other things, elect members of the Company's Board of Directors at the Annual Meeting of Stockholders held on February 27, 1998. In connection with such proxy contest and the related litigation, the Company expended approximately $320,000 in 1998.

     In 1998, the Company recorded restructuring and severance expenses of $277,000. This amount consisted of restructuring expenses of $105,000 and severance expenses of $172,000.

     In December 1997, the Company terminated two business divisions, the MISD and the DMISD, which were established in October 1996. These divisions did not meet the Company's expectations and the Company believed that its resources were better focused on its core clinical trials service business. The Company incurred restructuring charges of approximately $105,000 which consisted of (i) $38,000 of severance costs paid to the former Senior Vice President and General Manager of the MISD and (ii) $67,000 related to the write-off of assets and costs associated with the termination of the MISD and DMISD. Each of these charges has been reflected in non-recurring charges for 1998.

     In a separate matter, two executive officers of the Company resigned in December 1997. The Company entered into a separation agreement with one such former executive officer. The Company agreed to pay such former executive officer $127,000 in connection with the separation agreement. As a result of these resignations, the Company recorded severance expenses of approximately $172,000. Such expenses have been reflected in non-recurring charges for 1998.

     Total costs and expenses during 1999 and 1998 consisted primarily of cost of revenues, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's cost and expenses were approximately $5,063,000 in 1999 and $4,816,000 (excluding non-recurring charges of $597,000) in 1998. Such increase of approximately $247,000, or 5.1%, is primarily attributable to an increase in staffing levels for project related tasks offset by the elimination of expenditures in support of the former MISD and DMISD divisions and personnel costs associated with former executive officers who resigned in December 1997. Such personnel costs were independent of the expenditures that supported the former MISD and DMISD divisions.

     Net interest income of approximately $9,000 during 1999 resulted from interest earned on cash balances offset in part by interest expense incurred in conjunction with equipment lease obligations and notes payable. The Company earned less interest income in 1999 than in 1998 due to lower cash balances maintained during 1999. Net interest income was approximately $88,000 in 1998.

     The Company's net loss for 1999 was approximately $705,000 while the Company had net loss of approximately $1,726,000 for 1998. The Company's net loss for 1999 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash and cash equivalents of approximately $413,000. Working capital at September 30, 1999 was approximately $788,000.

     Net cash used in operating activities for 1999 was approximately $981,000. Such use of cash reflects the net loss for 1999 and changes in certain of the Company's operating assets and liabilities. Accounts receivable increased by approximately $611,000 during 1999 primarily as a result of an increase in unbilled receivables during such period. Unbilled receivables are recorded as revenue recognized to date that has not been billed. Certain amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules.

     For the year ended September 30, 1999, the Company invested approximately $166,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the next fiscal year will approximate $200,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

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

     In 1999, the Company received aggregate financing of $145,924 secured by certain equipment. The loans are payable in 36 monthly installments, commencing April 1999 and July 1999, including interest of 10.24% and 10.61%, respectively.

     In August 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $500,000 collaterized by the Company's assets. Interest is payable at 1.50% over the bank's prime rate of interest. The agreement requires the Company, among other things, to maintain minimum levels of tangible net worth and certain minimum financial ratios. At September 30, 1999, the Company had no borrowings under the line of credit and was in compliance with the covenants of the agreement. In October 1999, the bank notified the Company that it would not make any advances under the existing line of credit until the Company provides sufficient evidence satisfactory to the bank of an improvement in the Company's operating, financial and liquidity position. At such time, the bank may consider permitting further advances pursuant to the loan agreement. In December 1999, the Company entered into an accounts receivable purchase agreement with the same bank, whereby, the Company may assign up to $500,000 of eligible accounts receivable to the bank. The bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the bank, the balance of the assigned accounts receivable would be remitted to the Company net of the bank's finance charges and administration fees.

     Also, in December 1999, the Company entered into an equipment lease obligation consisting of monthly installments of $4,961, which includes interest at a rate of 10.53%, through November 2002. The debt is collateralized by the related equipment.

     The Company anticipates that its cash and cash equivalents as at September 30, 1999, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The continuation of operating losses, the Company's ability to gain new client contracts, the variability of the timing of milestone payments on existing client contracts and other changes in the Company's operating assets and liabilities may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

     The Company's 2000 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the revolving line of credit agreement and accounts receivable purchase agreement discussed above. In addition, in December 1999, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2000, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations. As of November 30, 1999, the Company's cash balance was approximately $357,000.

NEW ACCOUNTING REQUIREMENTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain computer software for internal use. Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements. In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires all costs incurred as start-up costs or organization costs be expensed as incurred. Adoption of SOP 98-5 is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

EXISTING CONTRACTS

     During fiscal 1999, the Company signed approximately $6,564,000 in new project contracts. As of September 30, 1999, the Company had entered into agreements with 24 companies to provide services in the aggregate amount of approximately $11,853,000 through December 2004, of which services valued at approximately $7,054,000 remain to be completed.

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

YEAR 2000 COMPLIANCE

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has completed its review of the potential impact of Year 2000 issues and does not anticipate any significant costs, problems or uncertainties associated with potential issues relating to Year 2000 compliance.

     The Company's management information systems department has reviewed and tested the Company's internal business systems, including operating systems and internal software, for Year 2000 compliance. The Company believes that, based on the results of such review and testing, the Company's internal business systems, including its computer systems, are Year 2000 compliant.

     The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. Further, the Company relies upon various vendors, financial institutions, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. While the Company has surveyed all of its major vendors, and all of the Company's major vendors represented that they are Year 2000 compliant, there is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 12, 1998, the Company selected Arthur Andersen LLP to act as independent accountants for the Company and informed the prior auditors, Goldstein, Golub, Kessler & Compnay, P.C., of its decision. In connection with its audits for each of the two years in the period ended September 30, 1997 and thereafter, there were no disagreements with the prior auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. The prior auditor's report on the Company's financial statements for each of the two years in the period ended September 30, 1997 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company. The prior auditors have furnished the Company with a letter addressed to the Securities and Exchange Commission stating their agreement with the above statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10.  EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a)  (1)  Financial Statements.

          Reference  is made to the Index to Financial  Statements  on Page F-1.

     (a)  (2)  Financial Statement Schedules.

          None.

     (a)  (3)  Exhibits.

          Reference is made to the Index to Exhibits on Page 23.

     (b)       Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of December, 1999.

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


SIGNATURE                    TITLE                             DATE
---------                    -----                             ----


/s/Mark L. Weinstein         President and Chief               December 29, 1999
-------------------------
Mark L. Weinstein            Executive Officer and Director
                             (principal executive
                             officer)

/s/Robert J. Phillips        Vice President and Chief          December 29, 1999
-------------------------
Robert J. Phillips           Financial Officer
                             (principal financial and
                             accounting officer)

/s/Jeffrey H. Berg, Ph.D.    Director                          December 29, 1999
-------------------------
Jeffrey H. Berg, Ph.D.


/s/Marc Berger               Director                          December 29, 1999
-------------------------
Marc Berger


/s/David E. Nowicki, DMD     Director                          December 29, 1999
-------------------------
David E. Nowicki, DMD


/s/James A. Taylor, Ph.D.    Director                          December 29, 1999
-------------------------
James A. Taylor, Ph.D.

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

10.9 Office Space Lease dated September 22, 1999 between Yardley Road Associates, L.P. and the Company.

10.10 Revolving Promissory Note and Loan and Security Agreement dated August 10, 1999 between Silicon Valley Bank and the Company.

10.11 Accounts Receivable Purchase Agreement dated December 22, 1999 between Silicon Valley Bank and the Company.

16        Letter  re:  Change  in  Certifying   Accountants.   (Incorporated  by
          reference to Exhibit 16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.)

Exhibit
  No.                             Description of Exhibit
-------                           ----------------------

21 List of Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.)

23.1      Consent of Arthur Andersen LLP.

27        Financial Data Schedule for the year ended September 30, 1999.

----------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

          (b)  Financial Statement Schedules

               None.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries


                                                                       CONTENTS
--------------------------------------------------------------------------------
Report of Independent Public Accountants                                  F-2

Consolidated Financial Statements:

Balance Sheets                                                            F-3
Statements of Operations                                                  F-4
Statements of Stockholders' Equity                                        F-5
Statements of Cash Flows                                                  F-6
Notes to Consolidated Financial Statements                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Bio-Imaging Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Bio-Imaging Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                      /s/Arthur Andersen LLP
                                      ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 22, 1999

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,                                                              1999                1998
-------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
Cash and cash equivalents                                              $   412,903         $ 1,527,330
Accounts receivable, net of allowance for doubtful
  accounts of $65,000 in 1999 and 1998                                   1,237,746             626,376
Prepaid expenses and other current assets                                  138,127              84,747
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     1,788,776           2,238,453
Property and equipment, net                                              1,180,254           1,543,434
Other assets                                                               179,624              32,235
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 3,148,654         $ 3,814,122
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                       $   134,685         $   142,071
Accrued expenses and other current liabilities                             254,565             261,063
Deferred revenue                                                           541,933             522,605
Current maturities of long-term debt                                        69,800              49,956
-------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                1,000,983             975,695
Long-term debt                                                              81,511              26,808
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        1,082,494           1,002,503
-------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Convertible cumulative preferred stock - $.00025 par value;
  authorized 3,000,000 shares, issued and outstanding 416,667 shares
  ($500,000 liquidation preference)                                            104                 104
Common stock - $.00025 par value; authorized 18,000,000 shares,
  issued and outstanding 7,773,878 shares in 1999 and 1998                   1,944               1,944
Additional paid-in capital                                               9,231,497           9,231,497
Accumulated deficit                                                     (7,167,385)         (6,421,926)
-------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                     2,066,160           2,811,619
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $3,148,654          $3,814,122
=======================================================================================================



      The accompanying notes are an integral part of these balance sheets.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30,                                                   1999                1998
-------------------------------------------------------------------------------------------------------
Project revenues                                                       $ 4,349,079         $ 3,599,313
-------------------------------------------------------------------------------------------------------

Cost and expenses:

       Cost of revenues                                                  2,660,659           2,025,868

       General and administrative expenses                               1,199,137           1,531,380

       Sales and marketing expenses                                        974,264           1,003,523

       Research and development expenses                                   229,238             255,321

       Non-recurring charges                                                     -             597,000
-------------------------------------------------------------------------------------------------------
               Total cost and expenses                                   5,063,298           5,413,092
-------------------------------------------------------------------------------------------------------

Loss from operations                                                      (714,219)         (1,813,779)

Interest income, net                                                         8,760              88,223
-------------------------------------------------------------------------------------------------------

Net loss                                                                  (705,459)         (1,725,556)

Dividends on preferred stock                                                40,000              50,285
-------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                    $  (745,459)        $(1,775,841)
=======================================================================================================

Basic and diluted loss per common share                                $     (0.10)        $     (0.23)
=======================================================================================================

Weighted average number of common shares and dilutive
common equivalent shares                                                 7,773,878           7,772,230
=======================================================================================================


        The accompanying notes are an integral part of these statements.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               ADDITIONAL
                                 PREFERRED STOCK         COMMON STOCK           PAID-IN      ACCUMULATED    STOCKHOLDERS'
                               SHARES       AMOUNT    SHARES        AMOUNT      CAPITAL        DEFICIT        EQUITY
-------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1997            416,667       $ 104    7,753,878     $ 1,939    $ 9,215,603    $(4,646,085)    $ 4,571,561

Stock options exercised             -           -       20,000           5         15,894              -          15,899

Dividends on preferred
stock                               -           -            -           -              -        (50,285)        (50,285)

Net loss                            -           -            -           -              -     (1,725,556)     (1,725,556)

-------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1998            416,667         104    7,773,878       1,944      9,231,497     (6,421,926)      2,811,619

Dividends on preferred
stock                               -           -            -           -              -        (40,000)        (40,000)

Net loss                            -           -            -           -              -       (705,459)       (705,459)

-------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1999            416,667       $ 104    7,773,878     $ 1,944    $ 9,231,497    $(7,167,385)    $ 2,066,160
=========================================================================================================================



               The accompanying notes are an integral part of these statements.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30,                                                   1999                1998
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                               $ (705,459)         $(1,725,556)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                           551,038              559,301
  Provision for losses on accounts receivable                                   -               45,000
  Write-off of assets                                                           -               52,154
  Changes in operating assets and liabilities, net of assets and liabilities acquired in a business combination:
    (Increase) decrease in accounts receivable                           (611,370)             542,676
    Increase in prepaid expenses and other current assets                 (53,380)              (5,977)
    Decrease in other assets                                               20,611               12,435
    (Decrease) increase in accounts payable                                (7,386)              60,239
    (Decrease) increase in accrued expenses and other current
     liabilities                                                          (71,498)              11,711
    (Decrease) increase in deferred revenue                              (103,137)             108,245
-------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                    (980,581)            (339,772)
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                    (165,858)            (377,462)
  Cash paid for business acquisition                                       (2,535)                   -
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (168,393)            (377,462)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Payments of long term debt                                              (71,377)             (98,708)
  Dividends paid to preferred stockholders                                (40,000)             (40,285)
  Proceeds from long-term debt                                            145,924                    -
  Proceeds from exercise of stock options                                       -               15,899
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        34,547             (123,094)
-------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                              (1,114,427)            (840,328)
Cash and cash equivalents at beginning of year                          1,527,330            2,367,658
=========================================================================================================================
Cash and cash equivalents at end of year                               $  412,903          $ 1,527,330
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                               $   12,412          $     3,775
=========================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment purchased under capital lease obligations                  $        -          $    75,595
=========================================================================================================================

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

1.  PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND FUTURE OPERATIONS
Bio-Imaging Technologies, Inc. and Subsidiaries ("Bio-Imaging" or "the Company") is a pharmaceutical contract service organization, operating in one business segment, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography ("CT"), magnetic resonance imaging ("MRI"), x-rays, dual energy x-ray absorptiometry ("DEXA"), position emission tomography single photon emission computerized tomography ("PET SPECT") and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.

The Company's 2000 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the revolving line of credit agreement and accounts receivable purchase agreement. In addition, in December 1999, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2000, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations. As of November 30, 1999, the Company's cash balance was approximately $357,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CASH AND CASH EQUIVALENTS
The  Company   maintains   substantially  all  of  its  cash  in  one  financial
institution. The Company has defined cash equivalents as highly liquid investments with an original maturity at the time of purchase of three months or less.

REVENUE RECOGNITION
Project revenues are recognized primarily using the percentage-of-completion method of accounting for services rendered in connection with contractual arrangements, which generally range from a few months to two years. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Unbilled services are recorded for revenue recognized to date that is currently unbillable to the client pursuant to contractual terms. In general, amounts become billable upon the achievement of contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable within one year from the respective balance sheet date. Accounts receivable include approximately $806,000 and $493,000 of unbilled receivables at September 30, 1999 and 1998, respectively. Deferred revenue is recorded for cash received from clients for which revenue has not been recognized at the respective balance sheet date. Revenue from other activities is recognized as services are performed.

PROPERTY AND EQUIPMENT
Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the related lease term.

CAPITALIZED SOFTWARE DEVELOPMENT
The Company capitalizes software development costs after technological feasibility has been determined and ceases capitalization at such time as the end product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. At September 30, 1999, management has estimated an economic useful life of 30 months and is amortizing these costs on a straight-line basis over this period. The amortization period is reviewed annually by management. During 1999 and 1998, the Company had no costs of software development that were capitalized.

LONG LIVED  ASSETS
The Company continually reviews its long lived assets to evaluate whether changes have occurred to suggest whether or not long lived assets may be impaired based on estimated undiscounted cash flows. If this review indicates that long lived assets are impaired, the carrying amounts of these assets would be reduced based on the estimated shortfall of cash flows on a discounted basis. Management does not believe that there is any such impairment of long lived assets as of September 30, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

BUSINESS ACQUISITION
In May 1999, the Company acquired the operations of Bona Fide, Ltd. in a transaction accounted for as a purchase. Tangible assets acquired were $10,000 and liabilities assumed were approximately $190,000, resulting in goodwill of $180,000. The liabilities assumed primarily represent deferred revenue of $122,000 which the Company expects to recognize as project revenues over the duration of the client contracts which were assumed by the Company in the acquisition. Goodwill is being amortized using a straight-line method over five years. In addition to the amount paid at closing, additional payments for the acquisition may be made based on certain revenues being achieved for the twelve-month period ending on the anniversary of the closing date. Such amount may not exceed $50,000. The acquisition was not material to the Company's consolidated financial position or results of operations.

FOREIGN CURRENCY TRANSLATION
The  U.S.  Dollar  is  the  functional   currency  for  the  Company's   foreign
subsidiaries.

EARNINGS PER SHARE
The Company follows SFAS No. 128 - "Earnings per Share. " SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for the year ended September 30, 1999 and 1998 excludes the impact of options (1,192,370 as of September 30, 1999) and warrants (66,667 as of September 30, 1999) as they are antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain computer software for internal use. Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements. In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires all costs incurred as start-up costs or organization costs be expensed as incurred. Adoption of SOP 98-5 is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

2.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:
                                                                                Estimated
September 30,                                 1999             1998           Useful Life
------------------------------------------------------------------------------------------
Equipment                                  $ 3,496,440      $ 3,340,764           5 years
Equipment under capital leases                 640,914          640,914           5 years
Furniture and fixtures                         266,554          246,371           7 years
Leasehold improvements                          84,060           84,060     Term of lease
Computer software costs                        123,436          123,436         30 months
------------------------------------------------------------------------------------------
                                             4,611,404        4,435,545
Less accumulated depreciation
and amortization                            (3,431,150)      (2,892,111)
------------------------------------------------------------------------------------------
                                           $ 1,180,254      $ 1,543,434
==========================================================================================

Accumulated depreciation related to equipment acquired under capital leases amounted to approximately $537,000 and $465,000 at September 30, 1999 and 1998, respectively.

Accumulated   amortization  related  to  computer  software  costs  amounted  to
approximately   $123,000  and   $111,000  at   September   30,  1999  and  1998,
respectively.

3.  LONG-TERM DEBT

Long-term debt consists of an equipment lease obligation and notes payable. The equipment lease obligation and notes payable are payable in monthly installments ranging from $1,170 to $3,562, including interest at rates ranging from 9.53% to 10.61%, through June 2002. The debt is collateralized by the related equipment.

Aggregate maturities of long-term debt at September 30, 1999 are as follows:

                 2000                                 $ 69,800
                 2001                                   50,706
                 2002                                   30,805
--------------------------------------------------------------
                                                      $151,311
==============================================================

In August 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $500,000 collaterized by the Company's assets. Interest is payable at 1.50% over the bank's prime rate of interest. The agreement requires the Company, among other things, to maintain minimum levels of tangible net worth and certain minimum financial ratios. At September 30, 1999 the Company had no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

borrowings under the line of credit and was in compliance with the covenants of the agreement. In October 1999, the bank notified the Company that it would not make any advances under the existing line of credit until the Company provides sufficient evidence satisfactory to the bank of an improvement in the Company's operating, financial and liquidity position. At such time, the bank may consider permitting further advances pursuant to the loan agreement. In December 1999, the Company entered into an accounts receivable purchase agreement with the same bank, whereby, the Company may assign up to $500,000 of eligible accounts receivable to the bank. The bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the bank, the balance of the assigned accounts receivable would be remitted to the Company net of the bank's finance charges and administration fees.

In December 1999, the Company entered into an equipment lease obligation consisting of monthly installments of $4,961, which include interest at a rate of 10.53%, through November 2002. The debt is collateralized by the related equipment.

4.  STOCKHOLDERS' EQUITY

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

The following table summarizes the transactions pursuant to the Company's stock option plan for the two-year period ended September 30, 1999:

                                             Number of      Weighted Average
                                              Options        Exercise Price
-----------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1997                            1,485,000           $ 1.40
Options granted                                 317,250             0.67
Options canceled                               (513,500)            0.93
Options exercised                               (20,000)            0.80
-----------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1998                            1,268,750             1.41
Options granted                                 267,620             0.63
Options canceled                               (344,000)            1.05
-----------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1999                            1,192,370           $ 1.34
=============================================================================

Approximately 765,000 and 882,000 options are exercisable at September 30, 1999 and 1998, respectively, at a weighted average exercise price of $1.66 and $1.62, respectively.

The Company has elected, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to apply the accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS 123. If the Company had elected to recognize compensation cost based on the fair value method of SFAS 123, the Company's net loss applicable to common stock and net loss per common share for the years ended September 30, 1999 and 1998 would have been the pro forma amounts indicated in the following table:

Year ended September 30,                                          1999              1998
------------------------------------------------------------------------------------------
Net loss applicable to common stock - as reported             $ (745,459)     $(1,775,841)
Net loss applicable to common stock - pro forma               $ (842,614)     $(1,890,395)
Net loss per common share - basic and diluted - as reported   $    (0.10)     $     (0.23)
Net loss per common share - basic and diluted- pro forma      $    (0.11)     $     (0.24)

At September 30, 1999, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

                         Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------------    -----------------------------
       Range of                      Weighted Average       Weighted                         Weighted
       Exercise         Number          Remaining           Average            Number        Average
        Prices       Outstanding     Contractual Life    Exercise Price     Exercisable   Exercise Price
-----------------------------------------------------------------------    -----------------------------
    $0.63 - $1.44     1,040,370          7.72 years           $0.87           613,166             $0.93
    $4.13 - $4.69       152,000          2.67 years           $4.66           152,000             $4.60
-----------------------------------------------------------------------    -----------------------------
    $0.63 - $4.69     1,192,370          7.08 years           $1.34           765,166             $1.66
=======================================================================    =============================

The weighted average fair value of options granted in 1999 and 1998 was $0.38 and $0.53 respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Grants for the year ended September 30,               1999             1998
---------------------------------------------------------------------------
Risk-free interest rate                               4.7%             4.5%
Expected dividend yield                               0.0%             0.0%
Expected volatility                                   117%             107%
Expected life in years                                6.00             6.00

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

On December 21, 1995, IPA purchased (i) 416,667 shares of the Company's convertible preferred stock, (ii) one five year warrant to purchase 416,667 shares of the Company's common stock at an initial exercise price of $1.50 per share and (iii) one five year warrant to purchase 416,667 shares of the Company's common stock at an initial exercise price of $2.50 per share for an aggregate purchase price of $500,000 pursuant to a purchase agreement dated December 8, 1995 ("Purchase Agreement"). The preferred stock provides for (i) voting rights on an as-converted to common stock basis, with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) anti-dilution protection and price protection provisions; (iv) cumulative dividends of $0.096 per share per annum, payable out of funds legally available for the payment of dividends and only upon declaration of dividends by the Board of Directors of the Company; and (v) registration rights with respect to the shares of common stock issuable upon conversion of the preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

On June 26, 1996, the Company issued to IPA, one five-year warrant to purchase 66,667 shares of the Company's common stock at an initial exercise price of $1.05 per share, the fair market value of the Company's common stock at date of issuance. The exercise price of this warrant issued to IPA is subject to adjustment to protect against dilution in the event of certain transactions and has certain piggyback registration rights. As of September 30, 1999, the adjusted exercise price of the warrant is $0.63.

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

The Company is required to pay semiannual dividends on preferred stock at the rate of approximately $0.096 per share per annum, and as when declared by the Board of Directors. Dividends are payable either in cash or in the Company's common stock at the discretion of the Company. At September 30, 1999, accrued preferred dividends aggregated approximately $10,000 or $0.02 per share of the preferred stock.

The preferred stockholders are entitled to vote on all matters submitted to the vote of the common stockholders and are included in determining quorums and voting results.

5.  COMMITMENTS

The  Company  has  entered  into  noncancelable   operating  leases  for  office
facilities which expire through January 2005.

Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year ending September 30,
          2000                                       $ 260,475
          2001                                         317,924
          2002                                         326,368
          2003                                         334,808
          2004                                         343,244
          2005                                         115,352
==============================================================
                                                   $ 1,698,171
==============================================================

Rent expense charged to operations for the years ended September 30, 1999 and 1998 approximated $249,000 and $247,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

The Company has an employment contract with an officer which expires April 2000. The amount due under this contract is approximately $105,000. Additionally, the contract provided for the granting of options to purchase 150,000 shares of the Company's common stock at $0.63 which was greater than the fair market value of the Company's common stock at the date of grant (see note 4). Options to purchase 50,000 shares of the Company's common stock vested immediately, and 25,000 on each of the first, second, third and fourth anniversary of the date of grant.

6.  EMPLOYEE BENEFIT PLAN

On December 17, 1991, the Company adopted the Bio-Imaging Technologies, Inc. Employees' Savings Plan (the "401(k) Plan"), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to 15%, subject to an annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions either in common stock or in cash, subject to plan limits. The Company did not make a matching contribution to this account for the years ended September 30, 1999 and 1998.

7.  MAJOR CUSTOMERS

Two customers accounted for approximately 17% and 14% of accounts receivable at September 30, 1999 and three customers accounted for approximately 20%, 19% and 13% of accounts receivable at September 30, 1998.

Revenue from three major customers accounted for approximately 16%, 13% and 11% of project revenues for the year ended September 30, 1999 and revenue from two major customers accounted for approximately 26% and 24% of project revenues for the year ended September 30, 1998.

8.  INCOME TAXES

The Company has net operating loss carryforwards of approximately $6,541,000 which expire in various years through 2018. The deferred income tax assets at September 30, 1999 and 1998 of approximately $2,600,000 and $2,400,000, respectively, represent the tax effect of the net operating loss carryforwards. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating loss carryforwards, the Company has recorded valuation allowances against the entire deferred tax asset. The Company may not be able to utilize the New Jersey net operating loss carryforwards as a result of moving the corporate headquarters to Pennsylvania.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Bio-Imaging Technologies, Inc. and Subsidiaries

9.  FOREIGN OPERATIONS

Foreign customers accounted for approximately 32% of project revenues for the years ended September 30, 1999 and 1998.

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

In a separate matter, two executive officers of the Company resigned in December 1997. The Company entered into a separation agreement with one such former executive officer requiring the Company to pay him $127,000 of which $0 and $30,000 remains payable at September 30, 1999 and 1998, respectively. As a result of these resignations, the Company recorded severance expenses of approximately $172,000 during the year ended September 30, 1998.