Form 10QSB
period 1999-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2000-02-14
CIK 822418

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                           Commission File No. 1-11182


                         BIO-IMAGING TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                       11-2872047
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


826 Newtown-Yardley Road, Newtown, Pennsylvania                       18940-1721
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (267) 757-1360
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


830 Bear Tavern Road, West Trenton, New Jersey                        08628-1020
--------------------------------------------------------------------------------
                 (Former Address, If Changed Since Last Report)


        Check whether the Issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes:  X                             No:
                     -----                              -----


        State the number of shares outstanding of each of the Issuer's classes of common stock, as of January 31, 2000:

Class                                                Number of Shares
-----                                                ----------------

Common Stock, $.00025 par value                          7,773,878

        Transitional Small Business Disclosure Format (check one):

                 Yes:                                No:  X
                     -----                              -----

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------


                                TABLE OF CONTENTS
                                -----------------

                                                                          Page

PART I  FINANCIAL INFORMATION

        Item 1.   Financial Statements....................................  1

             CONSOLIDATED BALANCE SHEETS
             as of December 31, 1999 (unaudited) and
             September 30, 1999...........................................  2

             CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 1999 and 1998
             (unaudited)..................................................  3

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended December 31, 1999 and 1998
             (unaudited)..................................................  4

             NOTES TO CONSOLIDATED FINANCIAL
             STATEMENTS (unaudited).......................................  5

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  7

             Results of Operations........................................  8

             Liquidity and Capital Resources.............................. 10

PART II OTHER INFORMATION

        Item 5.   Other Information....................................... 13

        Item 6.   Exhibits and Reports on Form 8-K........................ 14

SIGNATURES        ........................................................ 15

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Company") believes that such financial disclosures are adequate to assure that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                         December 31,     September 30,
                                                             1999              1999
                                                        --------------   --------------
                                                         (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.........................     $   352,947       $   412,903
  Accounts receivable, net..........................       1,131,251         1,237,746
  Prepaid expenses and other current assets.........         147,112           138,127
                                                         -----------       -----------
    Total current assets............................       1,631,310         1,788,776

Property and equipment, net.........................       1,253,565         1,180,254

Other assets .......................................         178,973           179,624
                                                         -----------       -----------

    Total assets....................................     $ 3,063,848       $ 3,148,654
                                                         ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................     $   230,101       $   134,685
  Accrued expenses and other current liabilities....         214,121           254,565
  Deferred revenue..................................         584,187           541,933
  Current maturities of long-term debt..............         110,236            69,800
                                                         -----------       -----------
    Total current liabilities.......................       1,138,645         1,000,983
Long-term debt......................................         169,117            81,511
                                                         -----------       -----------
    Total liabilities...............................       1,307,762         1,082,494
                                                         -----------       -----------

Stockholders' equity:
  Preferred stock - $.00025 par value; authorized
   3,000,000 shares, issued and outstanding 416,667
   shares ($500,000 liquidation preference).........             104               104
  Common stock - $.00025 par value; authorized
   18,000,000 shares, issued and outstanding
   7,773,878 shares at December 31, 1999 and
   September 30, 1999...............................           1,944             1,944
  Additional paid-in capital........................       9,231,497         9,231,497
  Accumulated deficit...............................      (7,477,459)       (7,167,385)
                                                         -----------       -----------
    Stockholders' equity............................       1,756,086         2,066,160
                                                         -----------       -----------

    Total liabilities and stockholders' equity......     $ 3,063,848       $ 3,148,654
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

                                                              For the Three Months Ended
                                                                     December 31,
                                                         ----------------------------------
                                                              1999                  1998
                                                              ----                  ----

Project revenues.................................        $  1,077,954          $    824,292
                                                          -----------           -----------
Cost and expenses:

    Cost of revenues.............................             705,413               560,761

    General and administrative expenses..........             318,144               376,967

    Sales and marketing expenses.................             349,827               241,317
                                                          -----------           -----------

Total cost and expenses..........................           1,373,384             1,179,045
                                                          -----------           -----------

Loss from operations.............................            (295,430)             (354,753)

Interest (expense) income - net..................              (4,644)                8,929
                                                          -----------           -----------

Net loss.........................................            (300,074)             (345,824)

Dividends on preferred stock.....................              10,000                10,000
                                                          -----------           -----------

Net loss applicable to common stock..............        $   (310,074)         $   (355,824)
                                                          ===========           ===========

Basic and diluted loss per common share..........        $      (0.04)         $      (0.05)
                                                          ===========           ===========

Weighted average number of common
  shares and dilutive common equivalent shares...           7,773,878             7,773,878
                                                          ===========           ===========


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                      For the Three Months Ended
                                                                             December 31,
                                                                  ---------------------------------
                                                                       1999                1998
                                                                       ----                ----
Cash flows from operating activities:
  Net loss ..................................................     $   (300,074)       $   (345,824)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization............................          124,504             137,908
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable.............          106,495            (197,327)
      Increase in prepaid expenses and other current assets..           (8,985)            (17,584)
      Decrease in other assets...............................              651                 930
      Increase in accounts payable...........................           95,416              11,759
      (Decrease) increase in accrued expenses and other
         current liabilities.................................          (30,444)            128,687
      Increase (decrease) in deferred revenue................           42,254            (140,829)
                                                                   -----------         -----------
      Net cash provided by (used in) operating activities....           29,817            (422,280)
                                                                   -----------         -----------

Cash flows from investing activities:
  Purchases of property and equipment........................          (45,222)            (21,305)
                                                                   -----------         -----------
      Net cash used in investing activities..................          (45,222)            (21,305)
                                                                   -----------         -----------

Cash flows from financing activities:
  Payments under equipment lease obligations.................          (24,551)            (14,369)
  Dividends paid to preferred stockholders...................          (20,000)            (20,000)
                                                                   -----------         -----------
      Net cash used in financing activities..................          (44,551)            (34,369)
                                                                   -----------         -----------

Net decrease in cash and cash equivalents....................          (59,956)           (477,954)
Cash and cash equivalents at beginning of period.............          412,903           1,527,330
                                                                   -----------         -----------

Cash and cash equivalents at end of period...................     $    352,947        $  1,049,376
                                                                   ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...................     $      5,022        $      1,694
                                                                   ===========         ===========

Supplemental schedule of noncash investing and financing
activities:
  Equipment purchased under capital lease obligation.........     $    152,593        $         --
                                                                   ===========         ===========



                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation:

        The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

        In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 1999 and the results of its operations and its cash flows for the three months ended December 31, 1999 and 1998.

        Interim results are not necessarily indicative of results for the full fiscal year.

        Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for the three months ended December 31, 1999 and 1998 excludes the impact of options (1,192,370 as of December 31, 1999 and 1,268,750 as of December 31, 1998) and warrants (66,667 as of December 31, 1999 and 1998) as they are antidilutive.

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 3 - Financing:

        In December 1999, the Company entered into an accounts receivable purchase agreement with a bank, whereby, the Company may assign up to $500,000 of eligible accounts receivable to the bank. The bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the bank, the balance of the assigned accounts receivable would be remitted to the Company net of the bank's finance charges and administration fees. No amounts have been assigned to the bank through December 31, 1999. From January 20, 2000 to February 10, 2000, the Company assigned accounts receivable of approximately $387,000 to the bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

Note 4 - Reclassification:

        Certain reclassifications have been made to the December 31, 1998 statement of operations in order to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Bio-Imaging Technologies, Inc. ("Bio-Imaging" or the "Company") is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography ("CT"), magnetic resonance imaging ("MRI"), x-rays, dual energy x-ray absorptiometry ("DEXA"), position emission tomography single photon emission computerized tomography ("PET SPECT") and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.

        The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to expand its client base, obtain additional contracts and generate additional revenues, beginning in the fiscal year ended September 30, 1998, the Company increased its sales and marketing efforts. As of December 31, 1999, the Company believes that these efforts are beginning to yield positive results. No assurance can be made that the Company's project revenues will increase to levels required to achieve profitability. Although the Company experienced a loss for the three months ended December 31, 1999, the Company's project revenues increased as compared to the same period in the fiscal year ended September 30, 1999. Project revenues were generated from 29 clients encompassing 52 projects for the three months ended December 31, 1999 as compared to 17 clients encompassing 29 projects for the same period in Fiscal 1999.

        The Company believes that demand for its services and technologies will grow during the longer term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical imaging data that is derived from clinical trials and the rigorous regulatory requirements relating to the submission of this data. In addition, the Food and Drug Administration ("FDA") is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images.
Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition, there can be no assurance that demand for the Company's services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

        Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

        Three Months Ended December 31, 1999 and 1998
        ---------------------------------------------

        Project revenues for the quarters ended December 31, 1999 ("First Quarter of Fiscal 2000") and 1998 ("First Quarter of Fiscal 1999") were approximately $1,078,000 and $824,000, respectively, an increase of approximately $254,000, or 30.8%. The increase in project revenues is primarily a result of the increase in the Company's sales and marketing efforts initiated in the fiscal year ended September 30, 1998. Project revenues for the First Quarter of Fiscal 2000 was derived from 29 clients encompassing 52 projects and project revenues for the First Quarter of Fiscal 1999 was derived from 17 clients encompassing 29 projects. Project revenues generated from the Company's client base continue to be highly concentrated. However, in the First Quarter of Fiscal 2000, the Company's client base was less concentrated where two clients represented approximately 34.6% of the Company's project revenues, while for the comparable period last year, four clients represented approximately 65.3% of the Company's project revenues. The Company's scope of work in both periods included primarily medical imaging core laboratory services and image-based information management services.

        Cost of revenues in each of the First Quarter of Fiscal 2000 and Fiscal 1999 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the First Quarter of Fiscal 2000 and Fiscal 1999 were approximately $705,000 and $561,000, respectively, an increase of approximately $144,000, or 25.7%. This increase is primarily attributable to an increase in staffing levels required for project related tasks for the First Quarter of Fiscal 2000 as compared to the First Quarter of Fiscal 1999.

        The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The increase in this percentage difference in the First Quarter of Fiscal 2000 from the comparable period in Fiscal 1999 resulted primarily from a higher increase in project revenues as compared to a lesser increase in project related costs.

        General and administrative expenses in each of the First Quarter of Fiscal 2000 and Fiscal 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $318,000 in the First Quarter of Fiscal 2000 and approximately $377,000 in the First Quarter of Fiscal 1999. The decrease during the First Quarter of Fiscal 2000 of approximately $59,000, or 15.6%, from the corresponding Fiscal 1999 quarter, is primarily attributable to less professional services associated with general corporate matters.

        Sales and marketing expenses in each of the First Quarter of Fiscal 2000 and Fiscal 1999 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $350,000 in the First Quarter of Fiscal 2000 and approximately $241,000 in the First Quarter of Fiscal 1999. The increase during the First Quarter of Fiscal 2000 of approximately $109,000, or 45.2%, from the corresponding Fiscal 1999 quarter, resulted primarily from expenses associated with the appointment of a Vice President of Business Development in October 1999 along with an increase in the Company's marketing efforts.

        Total cost and expenses in each of the First Quarter of Fiscal 2000 and Fiscal 1999 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $1,373,000 in the First Quarter of Fiscal 2000 and approximately $1,179,000 in the corresponding quarter in Fiscal 1999. Such increase of approximately $194,000, or 16.5%, is due primarily to an increase in the Company's sales and marketing efforts along with an increase in staffing levels required for project related tasks offset by a decrease in professional services associated with general corporate matters.

        Net interest expense of approximately $5,000 during the First Quarter of 2000, resulted from interest expense incurred in conjunction with long-term debt and equipment lease obligations offset in part by interest earned on cash balances. The Company had interest income in the First Quarter of 1999 due to higher cash balances maintained during the Fiscal 1999 period. Net interest income was approximately $9,000 in the First Quarter of Fiscal 1999.

        The Company's net loss for the First Quarter of 2000 was approximately $300,000, while the Company had a net loss of approximately $346,000 in the First Quarter of 1999. The Company's net loss for the First Quarter of 2000 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999, the Company had cash and cash equivalents of approximately $353,000. Working capital at December 31, 1999 was approximately $493,000.

        Net cash provided by operating activities was approximately $30,000 which includes changes in certain of the Company's operating assets and liabilities and the net loss for the three months ended December 31, 1999. The net loss of approximately $300,000 was offset by approximately $125,000 of depreciation and amortization expense, a decrease in accounts receivable of approximately $106,000 during the First Quarter of Fiscal 2000 primarily as a result of a decrease in unbilled receivables during such period and an increase in accounts payable of approximately $95,000. Unbilled receivables are recorded as revenue recognized to date that has not been billed. Certain amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules.

        For the three months ended December 31, 1999, the Company invested approximately $45,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of the Fiscal 2000 will approximate $200,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

        In December 1999, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 1999 through and including December 31, 1999.

        In December 1999, the Company entered into an accounts receivable purchase agreement with a bank, whereby, the Company may assign up to $500,000 of eligible accounts receivable to the bank. The bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the bank, the balance of the assigned accounts receivable would be remitted to the Company net of the bank's finance charges and administration fees. No amounts have been assigned to the bank through December 31, 1999. From January 20, 2000 to February 10, 2000, the Company assigned accounts receivable of approximately $387,000 to the bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

        In August 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $500,000 collaterized by the Company's assets. Interest is payable at 1.50% over the bank's prime rate of interest. The agreement requires the Company, among other things, to maintain minimum levels of tangible net worth and certain minimum financial ratios. In October 1999, the bank notified the Company that it would not make any advances under the existing line of credit until the Company provides sufficient evidence satisfactory to the bank of an improvement in the Company's operating, financial and liquidity position. At such time, the bank may consider permitting further advances pursuant to the loan agreement. At December 31, 1999, the Company had no borrowings under the line of credit.

        In February 2000, the Company entered into an equipment lease obligation consisting of monthly installments of $3,258, which includes interest at a rate of 10.53%, through January 2003. The debt is collateralized by the related equipment

        The Company anticipates that its cash and cash equivalents as at December 31, 1999, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The continuation of operating losses and together with the risks associated with the Company's ability to gain new client contracts, the variability of the timing of milestone payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

        The Company's 2000 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company's management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the revolving line of credit agreement and accounts receivable purchase agreement discussed above. In addition, in December 1999, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2000, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

YEAR 2000 COMPLIANCE

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

        Although the Company has not experienced any Year 2000 problems subsequent to January 1, 2000 relating to the Company's internal business and computer systems or any imaging data received from its clients, failure of such computer systems to properly address the Year 2000 problem may adversely affect the Company's business, financial condition, results of operations or cash flows.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 5.        OTHER INFORMATION.

        NEW U.S. IMAGE PROCESSING CENTER AND CORPORATE HEADQUARTERS

        On September 22, 1999, the Company executed a lease agreement for approximately 17,000 square feet of office space located in Newtown, Pennsylvania. The lease is for an initial term of five years and two months and provides for a fixed base rent of approximately $26,000 per month with an annual inflation increase. The Company moved to its new offices on December 30, 1999.

        EXECUTIVE OFFICER RESIGNATION

        On January 17, 2000, Robert J. Phillips, the former Vice President, Chief Financial Officer and Secretary of the Company, tendered his resignation to the Company to be effective January 31, 2000. As of January 31, 2000, Mark L. Weinstein, the current President and Chief Executive of the Company, assumed the responsibilities of Chief Financial Officer of the Company, in addition to serving as President and Chief Executive Officer, and he will also serve as the principal executive and financial officer of the Company. As of January 31, 2000, Maria T. Kraus, the current Controller of the Company, was appointed Assistant Secretary of the Company and will serve as the principal accounting officer of the Company.

        EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

        On January 20, 2000, the Company executed a renewed Employment Agreement with Mr. Weinstein which became effective on February 1, 2000 for a term of two
(2) years (the "Employment Agreement"). Pursuant to the terms of the Employment Agreement, the Company has agreed to pay Mr. Weinstein an annual base salary of $190,000, and such base salary shall be reviewed annually by the Board of Directors of the Company and may be subject to adjustment at the discretion of the Board of Directors. Mr. Weinstein is also eligible to receive, in addition to standard Company benefits and certain perquisites, bonuses and incentive compensation, the amount of which are to be determined by the Board of Directors of the Company in its sole discretion.

        APPOINTMENT OF DIRECTOR

        On January 18, 2000, David M. Stack was appointed to the Board of Directors of the Company. From May 1995 to December 1999, Mr. Stack served as the President and General Manager of Innovex Inc., a marketing company offering a full range of commercial solutions to clinical research companies. From April 1993 to May 1995, Mr. Stack had been the Vice President of Business Development and Marketing for Immunomedics, Inc., a biopharmaceutical company focused on the development, manufacture, and commercialization of diagnostic imaging and therapeutic products for the detection and treatment of cancer and infectious diseases. From May 1992 to March 1993, Mr. Stack had been the Director of Business Development and Planning for Infectious Disease, Oncology and Virology of Roche Laboratories. Prior to that, he held various other positions with Roche Laboratories for approximately 11 years, and was a retail pharmacist for approximately 3 years after graduating from college.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

               Exhibit No.          Description of Exhibit
               -----------          ----------------------

                    10.1 Employment Agreement made by and between the Company and Mark L. Weinstein dated as of January 20, 2000.

                    27              Financial Data Schedule

        (b)    Reports on Form 8-K.

               None.

                                   SIGNATURES



        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-IMAGING TECHNOLOGIES, INC.



DATE:   February 14, 2000              By:/s/ Mark L. Weinstein
                                          -------------------------------------
                                           Mark L. Weinstein, President, Chief
                                           Executive Officer and Chief Financial
                                           Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)



DATE:   February 14, 2000              By:/s/ Maria T. Kraus
                                          -------------------------------------
                                           Maria T. Kraus, Controller
                                           (Principal Accounting Officer)