Form 10QSB
period 2000-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2000-05-15
CIK 822418

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000
                           Commission File No. 1-11182

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


        State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2000:

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

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements.......................................   1

          CONSOLIDATED BALANCE SHEETS
          as of March 31, 2000 (unaudited) and
          September 30, 1999..............................................   2

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Months Ended March 31, 2000 and 1999
          (unaudited).....................................................   3

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2000 and 1999
          (unaudited).....................................................   4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 2000 and 1999
          (unaudited).....................................................   5

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)..........................................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   9

          Results of Operations...........................................  10

          Liquidity and Capital Resources.................................  14

PART II   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders........  16

     Item 6.   Exhibits and Reports on Form 8-K...........................  17

SIGNATURES................................................................  18

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                           March 31,      September 30,
                                                             2000             1999
                                                       ---------------   --------------
                                                         (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents......................      $      82,144     $     412,903
  Accounts receivable, net.......................          1,788,503         1,237,746
  Prepaid expenses and other current assets......            146,243           138,127
                                                        ------------      ------------
    Total current assets.........................          2,016,890         1,788,776

Property and equipment, net......................          1,338,544         1,180,254

Other assets ....................................            180,935           179,624
                                                        ------------      ------------

    Total assets.................................      $   3,536,369     $   3,148,654
                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Deferred revenue...............................      $     618,548     $     541,933
  Accounts payable...............................            377,553           134,685
  Accrued expenses and other current liabilities.            209,460           254,565
  Notes payable..................................            393,505                 -
  Current maturities of long-term debt...........            133,202            69,800
                                                        ------------      ------------
    Total current liabilities....................          1,732,268         1,000,983
Long-term debt...................................            208,115            81,511
                                                        ------------      ------------
    Total liabilities............................          1,940,383         1,082,494
                                                        ------------      ------------

Stockholders' equity:
  Preferred stock - $.00025 par value; authorized
   3,000,000 shares, 416,667 issued and
   outstanding ($500,000 liquidation preference).                104               104
  Common stock - $.00025 par value; authorized
   18,000,000 shares, 7,773,878 shares issued
   and outstanding at March 31, 2000 and
   September 30, 1999............................              1,944             1,944
  Additional paid-in capital.....................          9,231,497         9,231,497
  Accumulated deficit............................         (7,637,559)       (7,167,385)
                                                        ------------      ------------
    Stockholders' equity.........................          1,595,986         2,066,160
                                                        ------------      ------------

    Total liabilities and stockholders' equity...      $   3,536,369     $   3,148,654
                                                        ============      ============



                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                               For the Six Months Ended
                                                                       March 31,
                                                         -----------------------------------
                                                              2000                  1999
                                                              ----                  ----

Project revenues.................................        $    2,540,499       $    2,152,760
                                                          -------------        -------------
Cost and expenses:

    Cost of revenues.............................             1,652,499            1,194,788

    General and administrative expenses..........               621,412              764,876

    Sales and marketing expenses.................               696,406              481,528
                                                          -------------        -------------

Total cost and expenses..........................             2,970,317            2,441,192
                                                          -------------        -------------

Loss from operations.............................              (429,818)            (288,432)

Interest (expense) income - net..................               (20,356)              13,118
                                                          -------------        -------------

Net loss.........................................              (450,174)            (275,314)

Dividends on preferred stock.....................                20,000               20,000
                                                          -------------        -------------

Net loss applicable to common stock..............        $     (470,174)      $     (295,314)
                                                          =============        =============

Basic and diluted loss per common share..........        $        (0.06)      $        (0.04)
                                                          =============        =============

Weighted average number of common
  shares and dilutive common equivalent shares...             7,773,878            7,773,878
                                                          =============        =============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                              For the Three Months Ended
                                                                       March 31,
                                                         -----------------------------------
                                                              2000                  1999
                                                              ----                  ----

Project revenues..................................       $    1,462,545       $    1,328,468
                                                          -------------        -------------
Cost and expenses:

    Cost of revenues..............................              947,086              634,027

    General and administrative expenses...........              303,268              387,909

    Sales and marketing expenses..................              346,579              240,211
                                                          -------------        -------------

Total cost and expenses...........................            1,596,933            1,262,147
                                                          -------------        -------------

(Loss) income from operations.....................             (134,388)              66,321

Interest (expense) income - net...................              (15,712)               4,189
                                                          -------------        -------------

Net (loss) income.................................             (150,100)              70,510

Dividends on preferred stock......................               10,000               10,000
                                                          -------------        -------------

Net (loss) income applicable to common stock......       $     (160,100)      $       60,510
                                                          ==============       =============

Basic and diluted (loss) income per common share..       $        (0.02)      $         0.01
                                                          ==============       =============

Weighted average number of common
  shares and dilutive common equivalent shares....            7,773,878            7,773,878
                                                          =============        =============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                     For the Six Months Ended
                                                                            March 31,
                                                                 --------------------------------
                                                                      2000              1999
                                                                      ----              ----
Cash flows from operating activities:
  Net loss .................................................     $    (450,174)    $    (275,314)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization...........................           258,159           273,774
    Changes in operating assets and liabilities:
      Increase in accounts receivable.......................          (550,757)         (925,427)
      Increase in prepaid expenses and other current assets.            (8,116)          (48,275)
      (Increase) decrease in other assets...................            (1,311)              930
      Increase (decrease) in deferred revenue...............            76,615          (118,740)
      Increase in accounts payable..........................           242,868            18,287
      (Decrease) increase in accrued expenses and other
      current liabilities...................................           (62,933)          105,333
                                                                  ------------      ------------
      Net cash used in operating activities.................          (495,649)         (969,432)
                                                                  ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment.......................          (164,585)          (48,223)
                                                                  ------------      ------------
      Net cash used in investing activities.................          (164,585)          (48,223)
                                                                  ------------      ------------

Cash flows from financing activities:
  Payments on equipment lease obligations and notes payable.          (282,539)          (31,695)
  Dividends paid to preferred stockholders..................           (20,000)          (20,000)
  Proceeds from notes payable...............................           632,014           110,000
                                                                  ------------      ------------
      Net cash provided by financing activities.............           329,475            58,305
                                                                  ------------      ------------

Net decrease in cash and cash equivalents...................          (330,759)         (959,350)

Cash and cash equivalents at beginning of period............           412,903         1,527,330
                                                                  ------------      ------------

Cash and cash equivalents at end of period..................     $      82,144     $     567,980
                                                                  ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest....................     $      19,862     $       2,298
                                                                  ============      ============

Supplemental Schedule of noncash investing and financing
activities:
  Equipment purchased under capital lease obligations.......     $     251,864     $          --
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

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2000, the results of its operations for the three-month and six-month periods ended March 31, 2000 and 1999 and its cash flows for the six-month periods ended March 31, 2000 and March 31, 1999.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic earnings (loss) per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for the three months ended March 31, 2000 and six months ended March 31, 2000 and 1999 exclude the impact of preferred stock and options (1,430,775 as of March 31, 2000 and 1,312,560 as of March 31, 1999) and warrants (66,667 as of March 31, 2000 and March 31, 1999) as they are antidilutive.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

Note 1 - Basis of Presentation: (continued)

     The  computation  of basic  (loss)  earnings  per common  share and diluted
(loss) earnings per common share were as follows:

                                          Six Months Ended               Three Months Ended
                                              March 31,                       March 31,
                                    -----------------------------   -----------------------------
                                        2000             1999            2000            1999
                                    -----------      -----------     -----------     -----------
Net (loss) income................   $  (450,174)     $  (275,314)    $  (150,100)    $    70,510

Dividends on preferred stock.....        20,000           20,000          10,000          10,000
                                     ----------       ----------      ----------      ----------

Net (loss) income applicable
  to common stock - basic........   $  (470,174)     $  (295,314)    $  (160,100)    $    60,510
                                     ----------      -----------     -----------     -----------

Dilutive dividends on preferred
  stock..........................            --               --              --              --
                                     ----------       ----------      ----------      ----------

Net (loss) income applicable
  to common stock - diluted......   $  (470,174)     $  (295,314)    $  (160,100)    $    60,510
                                     ----------       ----------      ----------      ----------

Denominator:

Weighted average number of
  common shares..................     7,773,878        7,773,878       7,773,878       7,773,878
Basic (loss) earnings
  per common share...............   $     (0.06)     $     (0.04)    $     (0.02)    $      0.01
                                     ==========       ==========      ==========      ==========

Denominator:

Weighted average number
  of common shares...............     7,773,878        7,773,878       7,773,878       7,773,878
Common share equivalents of
  outstanding stock options and
  warrants.......................            --               --              --              --
Common share equivalents of
  dilutive outstanding preferred
  stock..........................            --               --              --              --
                                     ----------       ----------      ----------      ----------

Total shares.....................     7,773,878        7,773,878       7,773,878       7,773,878
                                     ----------       ----------      ----------      ----------

Diluted (loss) earnings per
  common share...............       $     (0.06)     $     (0.04)    $     (0.02)    $      0.01
                                    ===========       ==========      ==========      ==========

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

Note 3 - Financing:

     In December 1999, the Company entered into an accounts receivable purchase agreement with Silicon Valley Bank (the "Bank"), whereby, the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. The Bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the Bank, the balance of the assigned accounts receivable would be remitted to the Company net of the Bank's finance charges and administration fees. For the six months ended March 31, 2000, the Company assigned accounts receivable in total of approximately $632,000 to the Bank. At May 12, 2000, the Company had a payable balance of approximately $85,000 to the Bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the Bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

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

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to expand its client base, obtain additional contracts and generate additional revenues, beginning in the fiscal year ended September 30, 1998, the Company increased its sales and marketing efforts. As of March 31, 2000, the Company believes that these efforts are beginning to yield positive results. No assurance can be made that the Company's project revenues will increase to levels required to achieve profitability. Although the Company experienced a loss for the six months ended March 31, 2000, the Company's project revenues increased as compared to the same period in the fiscal year ended September 30, 1999 ("Fiscal 1999"). Project revenues were generated from 33 clients encompassing 70 projects for the six months ended March 31, 2000 as compared to 25 clients encompassing 39 projects for the same period in Fiscal 1999. This represents an increase of 32.0% in clients and an increase of 79.5% in projects for the six months ended March 31, 2000 as compared to the same period in Fiscal 1999. The Company's contracted/committed backlog was approximately $13,400,000 as of March 31, 2000 as compared to approximately $12,300,000 as of December 31, 1999 and approximately $7,054,000 as of September 30, 1999. Contracted/committed backlog is the amount of revenue that remains to be earned on signed and agreed to contracts. Such contracts are subject to termination by the Company or its clients at any time or for any reason.

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

RESULTS OF OPERATIONS

     Six Months Ended March 31, 2000 and 1999
     ----------------------------------------

     Project revenues for the six months ended March 31, 2000 and 1999 were approximately $2,540,000 and $2,153,000, respectively, an increase of approximately $387,000 or 18.0%. Project revenues in the six months ended March 31, 2000 and 1999 were derived from 33 clients encompassing 70 projects and 25 clients encompassing 39 projects, respectively. One client represented approximately 18.5% of the Company's project revenues for the six months ended March 31, 2000. For the comparable period last year, two clients represented approximately 34.4% of the Company's project revenues. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for the six months ended March 31, 2000 and 1999 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the six months ended March 31, 2000 and 1999 were approximately $1,652,000 and $1,195,000, respectively, an increase of approximately $457,000 or 38.2%. This increase is attributable to an increase in staffing levels required for project related tasks for the six months ended March 31, 2000 and in anticipation of work to be performed on new contracts as compared to the same period in the prior year.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The decrease in this percentage difference in the six months ended March 31, 2000 from the comparable period in Fiscal 1999 resulted from a lower increase in project revenues as compared to a higher increase in project related costs. In addition, the Company increased its staffing levels during the six months ended March 31, 2000 to support its existing contracts and in anticipation of future business.

     General and administrative expenses in each of the six months ended March 31, 2000 and 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $621,000 in the six months ended March 31, 2000 and approximately $765,000 in the six months ended March 31, 1999. The decrease during the six months ended March 31, 2000 of approximately $144,000 or 18.8%, from the corresponding Fiscal 1999 period, is primarily attributable to less professional services associated with general corporate matters.

     Sales and marketing expenses in each of the six months ended March 31, 2000 and 1999 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $696,000 in the six months ended March 31, 2000 and approximately $482,000 in the corresponding fiscal 1999 period. The increase during the six months ended March 31, 2000 of approximately $214,000, or 44.4%, from the corresponding fiscal 1999 period, resulted from an increase in the Company's marketing efforts and from expenses associated with the appointment of a Vice President of Business Development in October 1999.

     Total cost and expenses in each of the six months ended March 31, 2000 and 1999 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $2,970,000 in the six months ended March 31, 2000 and approximately $2,441,000 in the corresponding period in Fiscal 1999. Such increase of approximately $529,000, or 21.7%, is due primarily to an increase in the Company's sales and marketing efforts along with an increase in staffing levels required for project related tasks offset by a decrease in professional services associated with general corporate matters.

     Net interest expense of approximately $20,000 during the six months ended March 31, 2000, resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in conjunction with long-term debt and equipment lease obligations offset in part by interest earned on cash balances. The Company had interest income in the six months ended March 31, 1999 due to higher cash balances maintained during the Fiscal 1999 period. Net interest income was approximately $13,000 in the six months ended March 31, 1999.

     The Company's net loss for the six months ended March 31, 2000 was approximately $450,000, while the Company had net loss of approximately $275,000 in the six months ended March 31, 1999. The Company's net loss for the six months ended March 31, 2000 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

     Three Months Ended March 31, 2000 and 1999
     ------------------------------------------

     Project revenues for the quarters ended March 31, 2000 ("Second Quarter of Fiscal 2000") and 1999 ("Second Quarter of Fiscal 1999") were approximately $1,463,000 and $1,328,000, respectively, an increase of approximately $135,000, or 10.2%. Project revenues in the Second Quarter of Fiscal 2000 and Fiscal 1999 were derived from 30 clients encompassing 56 projects and 23 clients encompassing 34 projects, respectively. Three clients represented approximately 37.4% of the Company's project revenues for the three months ended March 31, 2000. For the comparable period last year, five clients represented approximately 71.5% of the Company's project revenues. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues in each of the Second Quarter of Fiscal 2000 and Fiscal 1999 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the Second Quarter of Fiscal 2000 and Fiscal 1999 were approximately $947,000 and $634,000, respectively, an increase of approximately $313,000 or 49.4%. This increase is attributable to an increase in staffing levels required for project related tasks for the Second Quarter of Fiscal 2000 and in anticipation of work to be performed on new contracts as compared to the Second Quarter of Fiscal 1999.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The decrease in this percentage difference in the Second Quarter of Fiscal 2000 from the Second Quarter of Fiscal 1999 resulted from a lower increase in project revenues as compared to a higher increase in project related costs. In addition, the Company increased its staffing levels during the three months ended March 31, 2000 to support its existing contracts and in anticipation of future business.

     General and administrative expenses in each of the Second Quarter of Fiscal 2000 and Fiscal 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $303,000 in the Second Quarter of Fiscal 2000 and approximately $388,000 in the Second Quarter of Fiscal 1999. The decrease of approximately $85,000, or 21.9%, is primarily attributable to less professional services associated with general corporate matters.

     Sales and marketing expenses in each of the Second Quarter of Fiscal 2000 and Fiscal 1999 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $347,000 in the Second Quarter of Fiscal 2000 and approximately $240,000 in the Second Quarter of Fiscal 1999. The increase during Second Quarter of Fiscal 2000 of approximately $107,000, or 44.6%, from the Second Quarter of Fiscal 1999, resulted from an increase in the Company's marketing efforts and from expenses associated with the appointment of a Vice President of Business Development in October 1999.

     Total cost and expenses in each of the Second Quarter of Fiscal 2000 and Fiscal 1999 consisted primarily of cost of revenues, general and administrative expenses, sales and marketing expenses and research and development expenses. The Company's cost and expenses were approximately $1,597,000 in the Second Quarter of Fiscal 2000 and approximately $1,262,000 in the Second Quarter of Fiscal 1999. Such increase of approximately $335,000, or 26.5%, is primarily due primarily to an increase in the Company's sales and marketing efforts along with an increase in staffing levels required for project related tasks offset by a decrease in professional services associated with general corporate matters.

     Net interest expense of approximately $16,000 during the Second Quarter of Fiscal 2000, resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in conjunction with long-term debt and equipment lease obligations offset in part by interest earned on cash balances. The Company had interest income in the Second Quarter of Fiscal 1999 due to higher cash balances maintained during the three months ended March 31, 1999. Net interest income was approximately $4,000 in the Second Quarter of Fiscal 1999.

     The Company's net loss for the Second Quarter of Fiscal 2000 was approximately $150,000, while the Company had net income of approximately $71,000 in the Second Quarter of 1999. The Company's net loss for the Second Quarter of Fiscal 2000 was attributable primarily to insufficient project revenue to support the infrastructure of the Company. The Company increased staffing levels during the Second Quarter of Fiscal 2000 in anticipation of work to be performed on new contracts signed in the Second Quarter of Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At  March  31,  2000,  the  Company  had  cash  and  cash   equivalents  of
approximately $82,000. Working capital at March 31, 2000 was approximately $285,000.

     Net cash used in operating activities was approximately $496,000 which includes changes in certain of the Company's operating assets and liabilities and the net loss for the six months ended March 31, 2000. The net loss of approximately $450,000 was offset by approximately $258,000 of depreciation and amortization expense and an increase in accounts payable of approximately $243,000. In addition, accounts receivable increased by approximately $551,000 primarily as a result of an increase in unbilled receivables for the six months ended March 31, 2000. Unbilled receivables are recorded as revenue recognized to date that has not been billed. Certain amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules.

     For the six months ended March 31, 2000, the Company invested approximately $165,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of the Fiscal 2000 will approximate $100,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In December 1999, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 1999 through and including December 31, 1999.

     In December 1999, the Company entered into an accounts receivable purchase agreement with Silicon Valley Bank ("Silicon Valley Bank" or the "Bank"), whereby, the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. The Bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the Bank, the balance of the assigned accounts receivable would be remitted to the Company net of the Bank's finance charges and administration fees. For the six months ended March 31, 2000, the Company assigned accounts receivable of approximately $632,000 to the Bank. At March 31, 2000, the Company had a payable balance of approximately $411,000 to the Bank. At May 12, 2000, the Company had a payable balance of approximately $85,000 to the Bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the Bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

     In August 1999, the Company entered into an agreement with Silicon Valley Bank for a revolving line of credit of up to $500,000 collaterized by the Company's assets. Interest is payable at 1.50% over the Bank's prime rate of interest. The agreement requires the Company, among other things, to maintain minimum levels of tangible net worth and certain minimum financial ratios. At March 31, 2000, the Company had no borrowings under the line of credit. In October 1999, the Bank notified the Company that it would not make any advances under the existing line of credit until the Company provides sufficient evidence satisfactory to the Bank of an improvement in the Company's operating, financial and liquidity position. At such time, the Bank may consider permitting further advances pursuant to the loan agreement.

     In December 1999 and in February 2000, the Company entered into equipment lease obligations consisting of monthly installments of $4,961 and $3,258, respectively, which includes interest rate of 10.53%, through November 2002 and January 2003. The debt is collateralized by the related equipment.

     The Company anticipates that its cash and cash equivalents as at March 31, 2000, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The continuation of operating losses and together with the risks associated with the Company's ability to gain new client contracts, the variability of the timing of milestone payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

     The Company's 2000 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company's management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the revolving line of credit agreement and accounts receivable purchase agreement discussed above. In addition, in December 1999, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2000, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations. As of May 12, 2000, the Company's cash balance was approximately $212,000.

                           PART II. OTHER INFORMATION.
                           --------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on February 25, 2000.

(b) The following is a list of all of the Directors of the Company who were elected at the Meeting and whose term of office continued after the
        Meeting:
        Mark L. Weinstein
        Jeffrey H. Berg, Ph.D.
        Marc Berger
        David E. Nowicki, D.M.D.
        David M. Stack
        James A. Taylor, Ph.D.

(c) There were present at the Meeting, in person or by proxy, 6,953,560 shares of Common Stock out of a total number of 7,773,878 shares of Common Stock and 416,667 shares of Preferred Stock, out of a total number of 416,667 shares of Preferred Stock, in each case, issued and outstanding and entitled to vote at the Meeting. The holders of shares of Common Stock and Preferred Stock voted together as a single class on all matters presented at the Meeting.

(d) The results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

        (i) The results of the vote taken at the Meeting for the election of the nominees for the Board of Directors of the Company were as follows:

            Nominee                             For                Withheld
            ---------------------------    -------------      -----------------

            Mark L. Weinstein                7,905,755              69,000
            Jeffrey H. Berg, Ph.D.           7,905,755              69,000
            Marc Berger                      7,905,755              69,000
            David E. Nowicki, D.M.D.         7,905,755              69,000
            David M. Stack                   7,905,755              69,000
            James A. Taylor, Ph.D.           7,905,755              69,000

        (ii) A vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending September 30, 2000. The results of the vote taken at the Meeting with respect to such appointment were as follows:

                          For               Against           Abstain
                     ---------------     -------------     -------------

                       7,911,055            45,300            18,400

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)            Exhibits.

               Exhibit No.   Description of Exhibit
               -----------   ----------------------

                    27       Financial Data Schedule.

        (b)            Reports on Form 8-K.

               None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIO-IMAGING TECHNOLOGIES, INC.



DATE:   May 15, 2000               By: /s/ Mark L. Weinstein
                                      ------------------------------------------
                                      Mark L. Weinstein, President, Chief
                                      Executive Officer and Chief Financial
                                      Officer
                                      (Principal Executive Officer and Principal
                                      Financial Officer)



DATE:   May 15, 2000               By: /s/ Maria T. Kraus
                                      ------------------------------------------
                                      Maria T. Kraus, Controller
                                      (Principal Accounting Officer)