Form 10QSB
period 2000-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2000-08-14
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                           Commission File No. 1-11182

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


        State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2000:

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

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements.......................................   1

          CONSOLIDATED BALANCE SHEETS
          as of June 30, 2000 and
          September 30, 1999 (unaudited)..................................   2

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Nine Months Ended June 30, 2000 and 1999
          (unaudited).....................................................   3

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended June 30, 2000 and 1999
          (unaudited).....................................................   4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended June 30, 2000 and 1999
          (unaudited).....................................................   5

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)..........................................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   9

          Results of Operations...........................................  10

          Liquidity and Capital Resources.................................  14

PART II   OTHER INFORMATION

     Item 5.   Other Information..........................................  16

     Item 6.   Exhibits and Reports on Form 8-K...........................  16

SIGNATURES   .............................................................  17

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (unaudited)

                                                             June 30,        September 30,
                                                               2000              1999
                                                           ------------      ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents.........................       $    134,464      $    412,903
  Accounts receivable, net..........................          2,208,906         1,237,746
  Prepaid expenses and other current assets.........            218,066           138,127
                                                            -----------       -----------
    Total current assets............................          2,561,436         1,788,776

Property and equipment, net.........................          1,382,961         1,180,254

Other assets .......................................            227,746           179,624
                                                            -----------       -----------

    Total assets....................................       $  4,172,143      $  3,148,654
                                                            ===========      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Deferred revenue..................................       $  1,690,003      $    541,933
  Accounts payable..................................            322,798           134,685
  Accrued expenses and other current liabilities....            231,842           254,565
  Notes payable.....................................            294,689                 -
  Current maturities of long-term debt..............            146,364            69,800
                                                            -----------       -----------
    Total current liabilities.......................          2,685,696         1,000,983
Long-term debt......................................            207,655            81,511
                                                            -----------       -----------
    Total liabilities...............................          2,893,351         1,082,494
                                                            -----------       -----------

Stockholders' equity:
  Preferred stock - $.00025 par value; authorized
   3,000,000 shares, 416,667 issued and outstanding
   ($500,000 liquidation preference)................                104               104
  Common stock - $.00025 par value; authorized
   18,000,000 shares, 7,773,878 shares issued and
   outstanding at June 30, 2000 and September 30,
   1999.............................................              1,944             1,944
  Additional paid-in capital........................          9,231,497         9,231,497
  Accumulated deficit...............................         (7,954,753)       (7,167,385)
                                                            -----------       -----------
    Stockholders' equity............................          1,278,792         2,066,160
                                                            -----------       -----------

    Total liabilities and stockholders' equity......       $  4,172,143      $  3,148,654
                                                            ===========       ===========

                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                               For the Nine Months Ended
                                                                       June 30,
                                                        ------------------------------------
                                                              2000                  1999
                                                              ----                  ----

Project revenues.................................       $     4,105,911      $     3,185,245
                                                          -------------        -------------

Cost and expenses:

    Cost of revenues.............................             2,705,862            1,871,242

    General and administrative expenses..........               963,965            1,078,644

    Sales and marketing expenses.................             1,138,621              749,196
                                                          -------------        -------------

Total cost and expenses..........................             4,808,448            3,699,082
                                                          -------------        -------------

Loss from operations.............................              (702,537)            (513,837)

Interest (expense) income - net..................               (54,831)              11,147
                                                          -------------        -------------

Net loss.........................................              (757,368)            (502,690)

Dividends on preferred stock.....................                30,000               30,000
                                                          -------------        -------------

Net loss applicable to common stock..............       $      (787,368)     $      (532,690)
                                                          =============        =============

Basic and diluted loss per common share..........       $         (0.10)     $         (0.07)
                                                          =============        =============

Weighted average number of common
  shares and dilutive common equivalent shares...             7,773,878            7,773,878
                                                          =============        =============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                              For the Three Months Ended
                                                                       June 30,
                                                        ------------------------------------
                                                              2000                  1999
                                                              ----                  ----

Project revenues....................................    $     1,565,412      $     1,032,485
                                                          -------------        -------------

Cost and expenses:

    Cost of revenues................................          1,053,363              676,454

    General and administrative expenses.............            342,553              313,768

    Sales and marketing expenses....................            442,215              267,668
                                                          -------------        -------------

Total cost and expenses.............................          1,838,131            1,257,890
                                                          -------------        -------------

Loss from operations................................           (272,719)            (225,405)

Interest expense - net..............................            (34,475)              (1,971)
                                                          --------------       --------------

Net loss............................................           (307,194)            (227,376)

Dividends on preferred stock........................             10,000               10,000
                                                          -------------        -------------

Net loss applicable to common stock.................    $      (317,194)     $      (237,376)
                                                          =============        =============

Basic and diluted loss per common share.............    $         (0.04)     $         (0.03)
                                                          =============        =============

Weighted average number of common
  shares and dilutive common equivalent shares......          7,773,878            7,773,878
                                                          =============        =============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                      For the Nine Months Ended
                                                                               June 30,
                                                                   -------------------------------
                                                                        2000             1999
                                                                        ----             ----
Cash flows from operating activities:

  Net loss ..................................................      $   (757,368)     $   (502,690)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization............................           400,371           409,468
    Changes in operating assets and liabilities:
      Increase in accounts receivable........................          (971,160)         (808,311)
      Increase in prepaid expenses and other current assets..           (79,939)          (25,231)
      (Increase) decrease in other assets....................           (48,122)              930
      Increase (decrease) in deferred revenue................         1,148,070          (135,060)
      Increase in accounts payable...........................           188,113            17,327
      (Decrease) increase in accrued expenses and other
      current liabilities....................................           (12,723)           21,151
                                                                    -----------      ------------

      Net cash used in operating activities..................          (132,758)       (1,022,416)
                                                                    -----------      ------------

Cash flows from investing activities:

  Purchases of property and equipment........................          (296,214)          (96,627)
  Cash paid for business acquisition.........................                 -            (2,535)
                                                                    -----------      ------------
      Net cash used in investing activities..................          (296,214)          (99,162)
                                                                    -----------      ------------

Cash flows from financing activities:

  Payments under equipment lease obligations and notes
    payable..................................................          (643,699)          (50,964)
  Dividends paid to preferred stockholders...................           (40,000)          (40,000)
  Proceeds from notes payable................................           834,232           110,000
                                                                    -----------      ------------
      Net cash provided by financing activities..............           150,533            19,023
                                                                    -----------      ------------

Net decrease in cash and cash equivalents....................          (278,439)       (1,102,542)

Cash and cash equivalents at beginning of period.............           412,903         1,527,330
                                                                    -----------      ------------

Cash and cash equivalents at end of period...................      $    134,464      $    424,788
                                                                    ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest.....................      $     48,377      $      5,995
                                                                    ===========       ===========

Supplemental Schedule of noncash investing and financing
activities:
  Equipment purchased under capital lease obligations........      $    306,864      $         --
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

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2000, the results of its operations for the three-month and nine-month periods ended June 30, 2000 and 1999 and its cash flows for the nine-month periods ended June 30, 2000 and June 30, 1999.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share exclude the impact of preferred stock and options (1,445,775 as of June 30, 2000 and 1,374,465 as of June 30, 1999) and warrants (66,667 as of June 30,
2000 and June 30, 1999) as they are antidilutive.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation: (continued)

     The computation of basic loss per common share and diluted loss per common share were as follows:

                                           Nine Months Ended                Three Months Ended
                                                 June 30,                          June 30,
                                      ----------------------------     ---------------------------
                                          2000             1999            2000            1999
                                      -----------      -----------     -----------     -----------
Net loss.........................     $  (757,368)     $  (502,690)    $  (307,194)    $  (227,376)

Dividends on preferred stock.....          30,000           30,000          10,000          10,000
                                       ----------       ----------      ----------      ----------

Net loss applicable
  to common stock - basic........     $  (787,368)     $  (532,690)    $  (317,194)    $  (237,376)
                                       ----------       ----------      ----------      ----------

Dilutive dividends on preferred
  stock..........................               --               --              --              --
                                       ----------       ----------      ----------      ----------

Net loss applicable
  to common stock - diluted......     $  (787,368)     $  (532,690)    $  (317,194)    $  (237,376)
                                       ----------       ----------      ----------      ----------

Denominator:

Weighted average number of
  common shares..................       7,773,878        7,773,878       7,773,878       7,773,878
Basic loss per
  common share...................     $     (0.10)     $     (0.07)    $     (0.04)    $     (0.03)
                                       ==========       ==========      ==========      ==========

Denominator:

Weighted average number of
  common shares..................       7,773,878        7,773,878       7,773,878       7,773,878
Common share equivalents of
  outstanding stock options and
  warrants.......................              --               --              --              --
Common share equivalents of
  dilutive outstanding preferred
  stock..........................              --               --              --              --
                                       ----------       ----------      ----------      ----------

Total shares.....................       7,773,878        7,773,878       7,773,878       7,773,878
                                       ----------       ----------      ----------      ----------

Diluted loss per
  common share...................     $     (0.10)     $     (0.07)    $     (0.04)    $     (0.03)
                                       ==========       ==========      ==========      ==========

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 2 - Stockholders' Equity:

     The Company has 416,667 shares of Series A Convertible Preferred Stock (the "Preferred Stock") outstanding. The Preferred Stock provides for (i) voting rights on an as-converted to Common Stock basis, with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) anti-dilution protection and price protection provisions; (iv) cumulative dividends of $0.096 per share per annum, payable out of funds legally available for the payment of dividends and only upon declaration of dividends by the Board of Directors of the Company; and (v) registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock. Dividends are payable in cash or in the Company's Common Stock at the Company's discretion.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings which the Company may realize and which are not paid as dividends to holders of Preferred Stock will be retained to finance the growth of the Company.

Note 3 - Financing:

     In December 1999, the Company entered into an accounts receivable purchase agreement with Silicon Valley Bank (the "Bank"), whereby, the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. The Bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the Bank, the balance of the assigned accounts receivable would be remitted to the Company net of the Bank's finance charges and administration fees. For the nine months ended June 30, 2000, the Company assigned accounts receivable in total of approximately $1,145,000 to the Bank. At June 30, 2000, the Company had a payable balance of approximately $295,000 to the Bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the Bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

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

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to expand its client base, obtain additional contracts and generate additional revenues, beginning in the fiscal year ended September 30, 1998, the Company increased its sales and marketing efforts. The Company believes that these efforts are beginning to yield positive results. No assurance can be made that the Company's project revenues will increase to levels required to achieve profitability. Although the Company experienced a loss for the nine months ended June 30, 2000, the Company's project revenues increased as compared to the same period in the fiscal year ended September 30, 1999 ("Fiscal 1999"). Project revenues were generated from 38 clients encompassing 79 projects for the nine months ended June 30, 2000 as compared to 32 clients encompassing 59 projects for the same period in Fiscal 1999. This represents an increase of 18.8% in clients and an increase of 33.9% in projects for the nine months ended June 30, 2000 as compared to the same period in Fiscal 1999. The Company's contracted/committed backlog was approximately $13,500,000 as of June 30, 2000 as compared to approximately $13,400,000 as of March 31, 2000, approximately $12,300,000 as of December 31, 1999 and approximately $7,054,000 as of September 30, 1999. Contracted/committed backlog as of August 9, 2000 was approximately $17,300,000. Contracted/committed backlog is the amount of revenue that remains to be earned on signed and agreed to contracts. Such contracts are subject to termination by the Company or its clients at any time or for any reason.

     The Company believes that demand for its services and technologies will grow during the long-term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical imaging data that is derived from clinical trials and the rigorous regulatory requirements relating to the submission of this data. In addition, the

Food and Drug Administration ("FDA") is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition, there can be no assurance that demand for the Company's services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

     Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope, duration and cancellation of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     Nine Months Ended June 30, 2000 and 1999
     ----------------------------------------

     Project revenues for the nine months ended June 30, 2000 and 1999 were approximately $4,106,000 and $3,185,000, respectively, an increase of approximately $921,000 or 28.9%. Project revenues in the nine months ended June 30, 2000 and 1999 were derived from 38 clients encompassing 79 projects and 32 clients encompassing 59 projects, respectively. Two clients represented approximately 30.7% of the Company's project revenues for the nine months ended June 30, 2000. For the comparable period last year, two clients represented approximately 29.7% of the Company's project revenues. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for the nine months ended June 30, 2000 and 1999 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the nine months ended June 30, 2000 and 1999 were approximately $2,706,000 and $1,871,000, respectively, an increase of approximately $835,000 or 44.6%. This increase is attributable to an increase in staffing levels required for project related tasks for the nine months ended June 30, 2000 and in anticipation of work to be performed on new contracts as compared to the same period in the prior year.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The decrease in this percentage in the nine months ended June 30, 2000 from the comparable period in Fiscal 1999 resulted from a lower increase in project revenues as compared to higher project related costs which was primarily attributable to the Company increasing its staffing levels during the nine months ended June 30, 2000 to support its existing contracts and in anticipation of future business.

     General and administrative expenses in each of the nine months ended June 30, 2000 and 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $964,000 in the nine months ended June 30, 2000 and approximately $1,079,000 in the nine months ended June 30, 1999. The decrease during the nine months ended June 30, 2000 of approximately $115,000, or 10.7%, from the corresponding Fiscal 1999 period, is primarily attributable to less professional services associated with general corporate matters.

     Sales and marketing expenses in each of the nine months ended June 30, 2000 and 1999 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $1,139,000 in the nine months ended June 30, 2000 and approximately $749,000 in the corresponding Fiscal 1999 period. The increase during the nine months ended June 30, 2000 of approximately $390,000, or 52.1%, from the corresponding Fiscal 1999 period, resulted from an increase in the Company's expenses associated with increased marketing efforts, conferences attendance and the appointment of a Vice President of Business Development in October 1999.

     Total cost and expenses in each of the nine months ended June 30, 2000 and 1999 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $4,808,000 in the nine months ended June 30, 2000 and approximately $3,699,000 in the corresponding period in Fiscal 1999. Such increase of approximately $1,109,000, or 30.0%, is due primarily to an increase in the Company's sales and marketing efforts along with an increase in staffing levels required for project related tasks offset by a decrease in professional services associated with general corporate matters.

     Net interest expense of approximately $55,000 during the nine months ended June 30, 2000, resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in connection with long-term debt and equipment lease obligations offset in part by interest earned on cash balances. The Company had interest income in the nine months ended June 30, 1999 due to higher cash balances maintained during the Fiscal 1999 period offset in part by interest expense incurred in connection with equipment lease obligations. Net interest income was approximately $11,000 in the nine months ended June 30, 1999.

     The Company's net loss for the nine months ended June 30, 2000 was approximately $757,000, while the Company had net loss of approximately $503,000 in the nine months ended June 30, 1999. The Company's net loss for the nine months ended June 30, 2000 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

     Three Months Ended June 30, 2000 and 1999
     -----------------------------------------

     Project revenues for the quarters ended June 30, 2000 ("Third Quarter of Fiscal 2000") and 1999 ("Third Quarter of Fiscal 1999") were approximately $1,565,000 and $1,032,000, respectively, an increase of approximately $533,000 or 51.6%. Project revenues in the Third Quarter of Fiscal 2000 and Fiscal 1999 were derived from 33 clients encompassing 60 projects and 26 clients encompassing 49 projects, respectively. Two clients represented approximately 39.5% of the Company's project revenues for the three months ended June 30, 2000. For the comparable period last year, two clients represented approximately 32.1% of the Company's project revenues. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues in each of the Third Quarter of Fiscal 2000 and Fiscal 1999 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the Third Quarter of Fiscal 2000 and Fiscal 1999 were approximately $1,053,000 and $676,000, respectively, an increase of approximately $377,000 or 55.8%. This increase is attributable to an increase in staffing levels required for project related tasks for the Third Quarter of Fiscal 2000 and in anticipation of work to be performed on new contracts as compared to the Third Quarter of Fiscal 1999.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The decrease in this percentage in the Third Quarter of Fiscal 2000 from the Third Quarter of Fiscal 1999 resulted from a lower increase in project revenues as compared to higher project related costs which was primarily attributable to the Company increasing its staffing levels during the three months ended June 30, 2000 to support its existing contracts and in anticipation of future business.

     General and administrative expenses in each of the Third Quarter of Fiscal 2000 and Fiscal 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $343,000 in the Third Quarter of Fiscal 2000 and approximately $314,000 in the Third Quarter of Fiscal 1999. The increase of approximately $29,000, or 9.2%, is primarily attributable to relocation costs associated with the Vice President of Operations.

     Sales and marketing expenses in each of the Third Quarter of Fiscal 2000 and Fiscal 1999 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $442,000 in the Third Quarter of Fiscal 2000 and approximately $268,000 in the Third Quarter of Fiscal 1999. The increase during Third Quarter of Fiscal 2000 of approximately $174,000, or 64.9%, from the Third Quarter of Fiscal 1999, resulted from an increase in the Company's expenses associated with increased marketing efforts, conferences attendance and the appointment of a Vice President of Business Development in October 1999.

     Total cost and expenses in each of the Third Quarter of Fiscal 2000 and Fiscal 1999 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $1,838,000 in the Third Quarter of Fiscal 2000 and approximately $1,258,000 in the Third Quarter of Fiscal 1999. Such increase of approximately $580,000, or 46.1%, is primarily due to an increase in the Company's sales and marketing efforts along with an increase in staffing levels required for project related tasks offset by a decrease in professional services associated with general corporate matters.

     Net interest expense of approximately $34,000 during the Third Quarter of Fiscal 2000, resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in conjunction with long-term debt and equipment lease obligations. Net interest expense was approximately $2,000 in the Third Quarter of Fiscal 1999 resulting from interest expense incurred in connection with equipment lease obligations offset in part by interest earned on cash balances.

     The Company's net loss for the Third Quarter of Fiscal 2000 was approximately $307,000 as compared to approximately $227,000 in the Third Quarter of Fiscal 1999. The Company's net loss for the Third Quarter of Fiscal 2000 was primarily attributable to insufficient project revenue to support the infrastructure of the Company. The Company increased staffing levels during the Third Quarter of Fiscal 2000 in anticipation of work to be performed on new contracts signed in the Third Quarter of Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At  June  30,  2000,   the  Company  had  cash  and  cash   equivalents  of
approximately $134,000. The working capital deficit at June 30, 2000 was approximately $124,000.

     Net cash used in operating activities was approximately $133,000 which includes changes in certain of the Company's operating assets and liabilities and the net loss for the nine months ended June 30, 2000. The net loss of approximately $757,000 and the increase in accounts payable of approximately $971,000 was offset by approximately $400,000 of depreciation and amortization expense and an increase in accounts payable of approximately $1,148,000. Accounts receivable increased primarily as a result of the timing difference between billings and cash receipts at June 30, 2000.

     For the nine months ended June 30, 2000, the Company invested approximately $296,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of Fiscal 2000 will be approximately $50,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In December 1999, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 1999 through and including December 31, 1999. In June 2000, the Company paid to the holders of its Preferred Stock an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from January 1, 2000 through and including June 30, 2000.

     In December 1999, the Company entered into an accounts receivable purchase agreement with Silicon Valley Bank ("Silicon Valley Bank" or the "Bank"), whereby, the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. The Bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the Bank, the balance of the assigned accounts receivable would be remitted to the Company net of the Bank's finance charges and administration fees. For the nine months ended June 30, 2000, the Company assigned accounts receivable of approximately $1,145,000 to the Bank. At June 30, 2000, the Company had a payable balance of approximately $295,000 to the Bank. At August 9, 2000, the Company had a payable balance of approximately $372,000 to the Bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the Bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

     In August 1999, the Company entered into an agreement with Silicon Valley Bank for a revolving line of credit of up to $500,000 collateralized by the Company's assets. Interest is payable at 1.50% over the Bank's prime rate of interest. The agreement requires the Company, among other things, to maintain minimum levels of tangible net worth and certain minimum financial ratios. In October 1999, the Bank notified the Company that it would not make any advances under the existing line of credit until the Company provides sufficient evidence satisfactory to the Bank of an improvement in the Company's operating, financial and liquidity position. At such time, the Bank may consider permitting further advances pursuant to the loan agreement.

     In December 1999, February 2000 and April 2000, the Company entered into equipment lease obligations consisting of monthly installments of $4,961, $3,258 and $1,878, respectively, which includes interest rates of 10.52%, 10.53% and 13.75%, through November 2002, January 2003 and February 2003. The debt is collateralized by the related equipment.

     The Company anticipates that its cash and cash equivalents as at June 30, 2000, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The continuation of operating losses and together with the risks associated with the Company's ability to gain new client contracts, the variability of the timing of milestone payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

     The Company's 2000 and 2001 operating plans contain assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company's management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the revolving line of credit agreement and accounts receivable purchase agreement discussed above. In addition, in December 1999, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2000, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations. The Company's cash balance was approximately $134,464 and $251,000 as of June 30, 2000 and August 9, 2000, respectively.

                           PART II. OTHER INFORMATION.
                           --------------------------

ITEM 5.     OTHER INFORMATION.

     Effective as of July 1, 2000, the Board of Directors increased the total number of directors that constitutes the entire Board of Directors from six (6) directors to seven (7) directors. In addition, effective as of July 1, 2000, the Board of Directors elected Dr. Allan E. Rubenstein, M.D. to fill such vacancy created by increasing the size of the Board of Directors. Dr. Rubenstein is board-certified in neurology and neuroimaging, and he is currently the Chairman of the Board of both The Cooper Companies, a NYSE listed medical products company, and University HeartScan, LLC, which is opening the first comprehensive ultrafast CT cardiac screening program in Manhattan. Dr. Rubenstein is also a Clinical Associate Professor of Neurology at Mount Sinai/NYU Medical Center in New York City. Previously, Dr. Rubenstein was the founder and CEO of a privately held medical imaging company which he sold in 1987.




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

                                           BIO-IMAGING TECHNOLOGIES, INC.



DATE: August 14, 2000                      By: /s/ Mark L. Weinstein
                                               --------------------------------
                                               Mark L. Weinstein, President,
                                               Chief Executive Officer and
                                               Chief Financial Officer
                                               (Principal Executive Officer and
                                               Principal Financial Officer)



DATE: August 14, 2000                      By: /s/ Maria T. Kraus
                                                 ------------------------------
                                               Maria T. Kraus, Controller
                                               (Principal Accounting Officer)