Form 10KSB
period 2000-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2000-12-20
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000
                           Commission File No. 1-11182

                         BIO-IMAGING TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                       11-2872047
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


826 Newtown-Yardley Road, Newtown, Pennsylvania                      18940-1721
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (267) 757-1360
                         -------------------------------
                         (Registrant's Telephone Number,
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

                Yes:    X                           No:
                    -----------                        ----------


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  Registrant's  revenues  for fiscal year ended  September  30,  2000:
$5,772,443

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,739,040 at November 30, 2000 based on the average bid and asked prices on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2000:

Class                                              Number of Shares
-----                                              ----------------

Common Stock, $.00025 par value                        7,773,878


     Transitional Small Business Disclosure Format

                Yes:                              No:     X
                    -----------                      ----------


     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------
              Item                                                         Page
              ----                                                         ----

PART I        1.   Business..................................................1

              2.   Properties................................................9

              3.   Legal Proceedings........................................10

              4.   Submission of Matters to a Vote of Security Holders......10

PART II       5.   Market for the Company's Common Equity and Related
                   Stockholder Matters......................................10

              6.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................11

              7.   Financial Statements.....................................17

              8.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure......................17

PART III      9.   Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16 (a) of the
                   Exchange Act.............................................18

              10.  Executive Compensation...................................18

              11.  Security Ownership of Certain Beneficial Owners
                   and Management...........................................18

              12.  Certain Relationships and Related Transactions...........18

              13.  Exhibits, List and Reports on Form 8-K...................18

SIGNATURES..................................................................19

EXHIBIT INDEX...............................................................21

FINANCIAL STATEMENTS.......................................................F-1

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

     The Company utilizes proprietary processes and software applications in providing its services to pharmaceutical companies conducting clinical studies in which medical imaging modalities are used to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. The Company's digital image processing and computer analysis techniques enable it to make highly precise measurements and biostatistical inferences about drug or device effects. The resulting data enable the Company's clients, and their regulatory reviewers (primarily the U.S. Food and Drug Administration, the "FDA" and European Agencies) to evaluate product efficacy and safety. In addition, the Company has developed specialized computer services and software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format. The Company's services also include the regulatory submission of medical images, quantitative data and text.

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

     In September  2000, the Company  announced the formation of a new division,
Bio-Imaging   ETC.   Bio-Imaging   ETC  focuses  on   Education,   Training  and
Certification for medical imaging equipment, facilities and staff.

     The Company was incorporated in Delaware in 1987 under the name Wise Ventures, Inc. The Company's name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of the Company's principal executive offices is 826 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and its telephone number is 267-757-1360.

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

     The Company has also developed remote CAMR(TM) ("rCAMR(TM)") systems which are located on the premises, either home or office of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. Historically, the CAMR systems have been utilized to determine efficacy of the compounds being studied. More recently, clients are requesting Bio-Imaging to provide "real-time" reads for inclusion/exclusion criteria, or safety reads. The Company believes that the rCAMR(TM) system is the optimal tool for this type of work because it allows Bio-Imaging, at the client's discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert's office or home.

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

     EDUCATION, TRAINING AND CERTIFICATION

     Bio-Imaging ETC focuses on Education, Training and Certification for medical imaging equipment, facilities and staff. A program of Instrument Quality Control ("IQC") will provide physicians with a method of ensuring that systems operate to specifications on a continual basis. This program is designed to protect the accuracy of diagnostic interpretation of bone density data and give the physicians current and in-depth feedback on the status of their instruments. In addition, Bio-Imaging ETC will train entry-level physician and allied health professionals in routine clinical practice.

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

     OSTEOPOROSIS

     Osteoporosis is the disease of "thinning bones" which leads to fractures in the elderly. The FDA guidance document for developing treatments for this disease recognized DEXA as one of the primary efficacy and safety measurement tools available. Furthermore, all data needs to go through a quality assurance laboratory. This is now standard practice in all studies using DEXA instruments whether for osteoporosis oncology or antiobesity or muscle wasting assessment.

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

     o Consolidation, restructuring and downsizing in the pharmaceutical industry in response to downward pressure on certain pharmaceutical and biotechnology companies' drug prices has resulted in increased outsourcing of certain research and development activities. Currently, over $4 billion in research services are outsourced to contract clinical research organizations. Industry estimates place growth of outsourcing between 15% to 20% per year for at least the next three years.

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

INTELLECTUAL PROPERTY

     Proprietary protection for the Company's computer-imaging programs, processes and know-how is important to its business. Bio-Imaging has developed certain technically derived procedures and computer software applications that are intended to increase the effectiveness and quality of its services. The Company relies upon trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company has obtained registered trademark protection for the Bio/ImageBase(R) and has claimed trademark protection for the CAMR(TM) and rCAMR(TM). The Company holds patents for the two DEXA phantoms, titled Spine and Variable Composition Phantoms, which it sells to trial sites. The Company has registered its Stylized Man Design with the U.S. Patent and Trademark Office. Furthermore, Bio-Imaging requires all employees, consultants and contractors to execute confidential disclosure agreements as a condition of employment or engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of trade secret information. In addition, to the extent the Company relies on trade secrets and know-how to maintain its competitive technological position, there can be no assurance that others may not develop independently the same, similar or superior techniques. Although the Company's intellectual property rights are important to the results of its operations, the Company believes that other factors such as independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to its clients.

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

     The success of the Company's business is dependent upon continued acceptance by the FDA and other regulatory authorities of the data and analyses generated by the Company's services in connection with the evaluation of the safety and efficacy of new drugs and devices. The FDA has formal guidelines which encourage the use of "surrogate measures," through submission of digital image data, for evaluation of drugs to treat life-threatening or debilitating conditions. There can be no assurance, however, that the FDA or other regulatory authorities will accept the data or analyses generated by the Company in the future and, even assuming acceptance, there can be no assurance that the FDA or other regulatory authorities will require the application of imaging techniques to numbers of patients and over time periods substantially similar to those required of traditional safety and efficacy techniques.

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

     In October 1998, the FDA released a draft guidance for industry relating to how medical imaging should be defined, handled and evaluated in clinical trials. In June 2000, the FDA released another draft guidance which provided more details on the October 1998 draft guidance. The Company believes that the guidance documents comports with the methodologies and processes utilized by the Company in providing medical information management services for its clients.

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

MARKETING AND SALES

     Bio-Imaging provides and markets its services on an international basis primarily to pharmaceutical and biotechnology companies. The Company's sales and marketing activities are directed by a Vice President, Business Development, and supported by in-house staff and field business development personnel.

     The Company's selling efforts are focused on North America and Western Europe. Sales efforts are directed from both of the Company's headquarters in Pennsylvania and Leiden, the Netherlands. The Company's marketing activities include exhibiting at major trade shows, advertising in trade journals and the sponsoring of industry associations. The Company continues to evaluate appropriate co-marketing activities and strategic alliances, in particular with contract research organizations, to augment its own business development efforts.

SIGNIFICANT CLIENTS

     During fiscal 2000, two clients accounted for approximately 33% of the Company's project revenues encompassing seven projects. No other customers accounted for more than 10% of project revenues. These contracts are terminable by the Company's clients at any time and for any reason. The loss of such clients, or a reduction in services provided to such clients, would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of September 30, 2000, the Company had 64 employees, five of whom are officers of the Company.

     Of the Company's employees as of September 30, 2000, eight were engaged in sales and marketing, 51 were engaged in client related projects and five were engaged in administration and management. A significant number of the Company's management and professional employees have prior industry experience. Bio-Imaging believes that it has been successful in attracting skilled and experienced personnel, however, competition for such personnel is intensifying. Although all of the Company's employees are covered by confidentiality and non-competition agreements, there can be no assurance that such agreements will be enforceable. Bio-Imaging has entered into an employment contract with one of its officers. See "Item 10. Executive Compensation." Bio-Imaging considers relations with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company leases approximately 17,000 square feet of office space located in Newtown, Pennsylvania. This lease expires January 2005 and provides for a fixed base rent of approximately $26,000 per month with an annual inflation increase. The Company also leases approximately 4,000 square feet of office space in Leiden, the Netherlands. This lease, denominated in Netherland guilders, expires February 14, 2003 and provides for a base rent of approximately $7,200 per month with an annual inflation increase. In September 2000, the Company entered into a lease in Vancouver, Washington for approximately 1,000 square feet for a fixed base rent of approximately $1,000 per month with an annual inflation increase. This lease is for the Bio-Imaging ETC division and expires September 2003. In November 2000, the Company entered into a lease for additional space in Newtown, Pennsylvania. This lease expires November 2001 and provides for approximately $3,000 per month in base rent and is for approximately 5,000 square feet of office space. The Company believes that these facilities will be adequate for its needs for the foreseeable future.

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

     The following table sets forth the high ask and low bid quotations for the Common Stock as reported on the Nasdaq SmallCap Market for the quarter ended December 31, 1998 and the high ask and low bid quotations as reported on the NASD OTC Bulletin Board for each of the quarters ended March 31, 1999 through September 30, 2000. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                Quarter                                 Common
                Ended                                    Stock
                -----                                    -----
                                                 High             Low
                                                 ----             ---

                December 31, 1998                0.9375           0.2813
                March 31, 1999                   0.6563           0.3125
                June 30, 1999                    0.6875           0.3125
                September 30, 1999               0.5938           0.2813
                December 31, 1999                0.3438           0.2813
                March 31, 2000                   1.7813           0.2813
                June 30, 2000                    1.0625           0.5313
                September 30, 2000               1.0000           0.5000


     Since June 18, 1992, the Common Stock also has been listed on the Boston Stock Exchange ("BSE") under the symbol BIT.

     The following table sets forth the high ask and low bid quotations for the Common Stock as reported on the BSE for each of the quarters from the quarter ended December 31, 1998 through September 30, 2000.

                Quarter                                 Common
                Ended                                    Stock
                -----                                    -----
                                                 High             Low
                                                 ----             ---

                December 31, 1998                0.875            0.4375
                March 31, 1999                   0.625            0.4688
                June 30, 1999                    0.875            0.5625
                September 30, 1999               0.781            0.4375
                December 31, 1999                0.5938           0.1875
                March 31, 2000                   1.6563           0.1875
                June 30, 2000                    1.7500           0.3750
                September 30, 2000               1.6250           0.2500


     As of November 30, 2000, the approximate number of holders of record of the Common Stock was 117 and the approximate number of beneficial holders of the Common Stock was 1389.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Bio-Imaging is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of CT, MRI, x-rays, DEXA, PET SPECT and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. A new division of the Company, Bio-Imaging ETC, will focus on Education, Training and Certification for medical imaging equipment, facilities and staff.

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company is engaged to perform services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. In an effort to expand its client base, obtain additional contracts and generate additional revenues, beginning in the fiscal year ended September 30, 1998, the Company increased its sales and marketing efforts. The Company believes that these efforts are beginning to yield positive results. No assurance can be made that the Company's project revenues will increase to levels required to achieve profitability. Although the Company experienced a loss for fiscal 2000, the Company's project revenues increased as compared to fiscal 1999. Project revenues were generated from 42 clients encompassing 91 projects for fiscal 2000 as compared to 34 clients encompassing 67 projects for fiscal 1999. This represents an increase of 23.5% in clients and 35.8% in projects for fiscal 2000 as compared to fiscal 1999. The Company's contracted/committed backlog was approximately $17,518,000 as of September 30, 2000 as compared to approximately $7,054,000 as of September 30, 1999, a 148.3% increase. Contracted/committed backlog is the amount of revenue that remains to be earned on signed and agreed to contracts. Such contracts are subject to termination by the Company or its clients at any time or for any reason.

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

     Certain matters discussed in this Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts, the favorable impact of the FDA's initiatives to streamline and accelerate its review process and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     Fiscal Years Ended September 30, 2000 and 1999
     ----------------------------------------------

     Project revenues for fiscal 2000 and fiscal 1999 were approximately $5,772,000 and $4,349,000, respectively, an increase of approximately $1,423,000, or 32.7%. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for fiscal 2000 and fiscal 1999 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues were approximately $3,619,000 for fiscal 2000 and approximately $2,661,000 for fiscal 1999, an increase of approximately $958,000, or 36.0%. This increase is attributable to an increase in staffing levels required for project related tasks for fiscal 2000 and in anticipation of work to be performed on new contracts as compared to fiscal 1999.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The decrease in this percentage in fiscal 2000 from fiscal 1999 of 1.5% resulted from a lower increase in project revenues as compared to higher project related costs which was primarily attributable to the Company increasing its staffing levels in fiscal 2000 to support its existing contracts and in anticipation of future business.

     General and administrative expenses for fiscal 2000 and fiscal 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $1,276,000 for fiscal 2000 and approximately $1,428,000 for fiscal 1999. The decrease for fiscal 2000, of approximately $152,000, or 10.6%, from fiscal 1999, is primarily attributable to less professional services associated with general corporate matters.

     Sales and marketing expenses for fiscal 2000 and fiscal 1999 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $1,478,000 for fiscal 2000 and approximately $974,000 for fiscal 1999. The increase for fiscal 2000, of approximately $504,000, or 51.7%, from fiscal 1999, resulted from an increase in the Company's expenses associated with increased marketing efforts, conferences attendance and the appointment of a Vice President of Business Development in October 1999.

     Total costs and expenses during fiscal 2000 and fiscal 1999 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing. The Company's cost and expenses were approximately $6,373,000 in fiscal 2000 and $5,063,000 in fiscal 1999. Such increase of approximately $1,310,000, or 25.9%, is due primarily to an increase in the Company's sales and marketing efforts along with an increase in staffing levels required for project related tasks offset by a decrease in professional services associated with general corporate matters.

     Net interest expense of approximately $92,000 during fiscal 2000, resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in connection with long-term debt and equipment lease obligations offset in part by interest earned on cash balances. The Company had interest income in fiscal 1999 due to higher cash balances maintained during fiscal 1999 period offset in part by interest expense incurred in connection with equipment lease obligations. Net interest income was approximately $9,000 in fiscal 1999.

     The Company's net loss for fiscal 2000 was approximately $692,000 while the Company had net loss of approximately $705,000 for fiscal 1999. The Company's net loss for fiscal 2000 and fiscal 1999 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had cash and cash equivalents of approximately $491,000. The working capital deficit at September 30, 2000 was approximately $56,000.

     Net cash provided by operating activities for fiscal 2000 was approximately $602,000. This is primarily due to the increase in deferred revenue in fiscal
2000 of approximately $1,166,000 and adjustments for depreciation and amortization, offset in part by the net loss for fiscal 2000 and the increase in accounts receivable.

     For the year ended September 30, 2000, the Company invested approximately $341,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the next fiscal year will approximate $300,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

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

     In December 1999, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank ("Silicon Valley Bank" or the "Bank"), whereby, the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. The Bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the Bank, the balance of the assigned accounts receivable would be remitted to the Company net of the Bank's finance charges and administration fees. Although the agreement is contractually renewable each year, it is cancelable by the Bank at any time. In fiscal 2000, the Company assigned accounts receivable of approximately $1,698,000 to the Bank. At September 30, 2000, the Company had repaid its borrowings and had a $0 balance with the Bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the Bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

     In August 1999, the Company entered into an agreement with the Bank for a revolving line of credit of up to $500,000 collaterized by the Company's assets. Interest is payable at 1.50% over the bank's prime rate of interest. The agreement requires the Company, among other things, to maintain minimum levels of tangible net worth and certain minimum financial ratios. In October 1999, the Bank notified the Company that it would not make any advances under the existing line of credit until the Company provides sufficient evidence satisfactory to the Bank of an improvement in the Company's operating, financial and liquidity position. At such time, the Bank may consider permitting further advances pursuant to the loan agreement.

     Also, in December 1999, February 2000 and April 2000, the Company entered into equipment lease obligations consisting of monthly installments of $4,961, $3,258 and $1,878, respectively, which includes interest rates of 10.52%, 10.53% and 13.75%, through November 2002, January 2003 and February 2003. The debt is collateralized by the related equipment.

     The Company anticipates that its cash and cash equivalents as at September 30, 2000, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The continuation of operating losses and together with the risks associated with the Company's ability to gain new client contracts, the variability of the timing of milestone payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

     The Company's 2001 operating plans contain assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellation, or delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company's management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the accounts receivable financing agreement discussed above. In addition, in November 2000, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2001, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations. The Company's cash balance was approximately $491,000 and $616,000 as of September 30, 2000 and November 30, 2000, respectively.

NEW ACCOUNTING REQUIREMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." Adoption of SFAS No. 133, as amended, is required for fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact the application of SAB 101 will have on its financial position or results of operations.

EXISTING CONTRACTS

     During fiscal 2000, the Company signed approximately $12,819,000 in new project contracts as compared to approximately $6,564,000 in fiscal 1999. As of September 30, 2000, the Company had entered into agreements with 34 companies, encompassing 72 projects, to provide services in the aggregate amount of approximately $25,077,000 through December 2004, of which services valued at approximately $17,518,000 remain to be completed. Such contracts are subject to termination by the Company or its clients at any time or for any reason. In addition, client's clinical trials or other projects are subject to timing and scope changes. Therefore, future revenue generated by the Company may not equal initial contract values.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                 WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10. EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a) (1)    Financial Statements.

         Reference is made to the Index to Financial Statements on Page F-1.

     (a) (2)    Financial Statement Schedules.

         None.

     (a) (3)    Exhibits.

         Reference is made to the Index to Exhibits on Page 21.

     (b)        Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of December, 2000.

                                       BIO-IMAGING TECHNOLOGIES, INC.



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


SIGNATURE                           TITLE                                     DATE
---------                           -----                                     ----

/s/Mark L. Weinstein                President and Chief                       December 20, 2000
-------------------------------     Executive Officer and Director
Mark L. Weinstein                   (principal executive and financial
                                    officer)

/s/Maria T. Kraus                   Controller                                December 20, 2000
-------------------------------     (principal accounting officer)
Maria T. Kraus

/s/Jeffrey H. Berg, Ph.D            Director                                  December 20, 2000
-------------------------------
Jeffrey H. Berg, Ph.D.


/s/Marc Berger                      Director                                  December 20, 2000
-------------------------------
Marc Berger

/s/David E. Nowicki, D.M.D.         Director                                  December 20, 2000
-------------------------------
David E. Nowicki, D.M.D.


/s/Allen Rubenstein, M.D.           Director                                  December 20, 2000
-------------------------------
Allen Rubenstein, M.D.


/s/David Stack                      Director                                  December 20, 2000
-------------------------------
David Stack

/s/James A. Taylor, Ph.D.           Director                                  December 20, 2000
-------------------------------
James A. Taylor, Ph.D.


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

10.6* Employment Agreement including Invention Assignment and Confidential Information Agreement dated January 20, 2000, by and between the Company and Mark L. Weinstein. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1999.)

10.7 Purchase Agreement for Units of Convertible Preferred Stock and Warrants dated December 8, 1995 between Investment Partners of America, L.P., as Purchaser and the Company, including material exhibits. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 22, 1995.)

10.8 Office Space Lease dated September 22, 1999 between Yardley Road Associates, L.P. and the Company. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999).

10.9 Revolving Promissory Note and Loan and Security Agreement dated August 10, 1999 between Silicon Valley Bank and the Company. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999).

10.10 Accounts Receivable Purchase Agreement dated December 23, 1999 between Silicon Valley Bank and the Company. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999).

10.11+ Office Space Lease dated September 11, 2000 between Angelo Investment Company and the Company.

Exhibit
   No.                                  Description of Exhibit
-------                                 ----------------------
21 List of Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.)

23.1+          Consent of Arthur  Andersen  LLP.

27+            Financial  Data Schedule for the year ended September 30, 2000.

------------------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

+        Included herewith.

                  (b)               Financial Statement Schedules.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bio-Imaging Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Bio-Imaging Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                         ARTHUR ANDERSEN LLP

Princeton, New Jersey
December 18, 2000

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,                                     2000                   1999
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                     $   491,048            $  412,903
Accounts receivable, net of allowance
  for doubtful accounts of $65,000
  in 2000 and 1999                              1,627,457             1,237,746
Prepaid expenses and other current assets         234,201               138,127
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                            2,352,706             1,788,776
Property and equipment, net                     1,292,344             1,180,254
Other assets                                      261,762               179,624
--------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 3,906,812            $3,148,654
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                              $   321,113            $  134,685
Accrued expenses and other current
  liabilities                                     229,354               254,565
Deferred revenue                                1,707,681               541,933
Current maturities of long-term debt              150,796                69,800
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       2,408,944             1,000,983
Long-term debt                                    164,139                81,511
--------------------------------------------------------------------------------
TOTAL LIABILITIES                               2,573,083             1,082,494
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock
  - $.00025 par value; authorized 3,000,000
  shares, issued and outstanding 416,667
  shares ($500,000 liquidation preference)            104                   104
Common stock - $.00025 par value; authorized
  18,000,000 shares, issued and outstanding
  7,773,878 shares in 2000 and 1999                 1,944                 1,944
Additional paid-in capital                      9,231,497             9,231,497
Accumulated deficit                            (7,899,816)           (7,167,385)
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                            1,333,729             2,066,160
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $3,906,812            $3,148,654
================================================================================



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30,                              2000              1999
--------------------------------------------------------------------------------

Project revenues                                  $ 5,772,443     $ 4,349,079
--------------------------------------------------------------------------------

Cost and expenses:

   Cost of revenues                                 3,619,343       2,660,659

   General and administrative expenses              1,275,669       1,428,375

   Sales and marketing expenses                     1,477,841         974,264
--------------------------------------------------------------------------------
       Total cost and expenses                      6,372,853       5,063,298
--------------------------------------------------------------------------------

Loss from operations                                 (600,410)       (714,219)

Interest (expense) income, net                        (92,021)          8,760
--------------------------------------------------------------------------------

Net loss                                             (692,431)       (705,459)

Dividends on preferred stock                           40,000          40,000
--------------------------------------------------------------------------------

Net loss applicable to common stock               $  (732,431)    $  (745,459)
================================================================================

Basic and diluted loss per common share           $     (0.09)    $     (0.10)
================================================================================

Weighted average number of common shares and
dilutive common equivalent shares                   7,773,878       7,773,878
================================================================================




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Additional
                                  Preferred   Stock       Common Stock           Paid-in       Accumulated      Stockholders'
                                   Shares    Amount     Shares       Amount      Capital         Deficit           Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1998                  416,667   $ 104     7,773,878   $ 1,944    $ 9,231,497   $ (6,421,926)      $ 2,811,619

Dividends on preferred stock              -       -             -         -              -        (40,000)          (40,000)

Net loss                                  -       -             -         -              -       (705,459)         (705,459)

-----------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 1999                  416,667     104     7,773,878     1,944      9,231,497     (7,167,385)        2,066,160

Dividends on preferred stock              -       -             -         -              -        (40,000)          (40,000)

Net loss                                  -       -             -         -              -       (692,431)         (692,431)

-----------------------------------------------------------------------------------------------------------------------------

Balance at
September 30, 2000                  416,667   $ 104     7,773,878   $ 1,944    $ 9,231,497   $ (7,899,816)      $ 1,333,729
=============================================================================================================================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Bio-Imaging Technologies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30,                                                                     2000                     1999
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $(692,431)              $(705,459)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                                             535,353                 551,038
  Changes in operating assets and liabilities, net of assets and liabilities acquired in a business combination:
    Increase in accounts receivable                                                        (389,711)               (611,370)
    Increase in prepaid expenses and other current assets                                   (96,074)                (53,380)
    (Increase) decrease in other assets                                                     (82,138)                 20,611
    Increase (decrease) in accounts payable                                                 186,428                  (7,386)
    Decrease in accrued expenses and other current liabilities                              (25,211)                (71,498)
    Increase (decrease) in deferred revenue                                               1,165,748                (103,137)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         601,964                (980,581)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (340,579)               (165,858)
  Cash paid for business acquisition                                                              -                  (2,535)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (340,579)               (168,393)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments under equipment lease obligations and notes payable                           (1,501,971)                (71,377)
  Dividends paid to preferred stockholders                                                  (40,000)                (40,000)
  Proceeds from notes payable                                                             1,358,731                 145,924
--------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (183,240)                 34,547
--------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                    78,145              (1,114,427)
Cash and cash equivalents at beginning of year                                              412,903               1,527,330
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                 $  491,048              $  412,903
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                                  $  93,721              $   12,412
================================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Equipment purchased under capital lease obligations                                     $ 306,864              $        -
================================================================================================================================

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

The Company's 2001 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the accounts receivable financing agreement. In addition, in November 2000, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2001, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations. As of November 30, 2000, the Company's cash balance was approximately $616,000.

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

REVENUE RECOGNITION
Project revenues are recognized primarily using the percentage-of-completion method of accounting for services rendered in connection with contractual arrangements, which generally range from a few months to two years. Provisions for losses expected to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Unbilled services are recorded for revenue recognized to date that is currently unbilled to the client pursuant to contractual terms. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable within one year from the respective balance sheet date. Accounts receivable include approximately $770,000 and $806,000 of unbilled receivables at September 30, 2000 and 1999, respectively. Deferred revenue is recorded for cash received from clients for services which have not yet been provided at the respective balance sheet date. Revenue from other activities is recognized as services are performed.

PROPERTY AND EQUIPMENT
Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the related lease term.

CAPITALIZED SOFTWARE DEVELOPMENT
The Company capitalizes software development costs after technological feasibility has been determined and ceases capitalization at such time as the end product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. At September 30, 2000, management has estimated an economic useful life of 60 months and is amortizing these costs on a straight-line basis over this period. The amortization period is reviewed annually by management. During 2000, the Company capitalized approximately $47,000 of software development costs. The Company had no software development costs that were capitalized during 1999.

LONG LIVED ASSETS
The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an enitity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exist if, at a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Bio-Imaging Technologies, Inc. and
                                              Subsidiaries

minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. The Company does not believe that any such changes in circumstances have occurred.

BUSINESS ACQUISITION
In May 1999, the Company acquired the operations of Bona Fide, Ltd. in a transaction accounted for as a purchase. Tangible assets acquired were $10,000 and liabilities assumed were approximately $190,000, resulting in goodwill of $180,000. The liabilities assumed primarily represent deferred revenue of $122,000 which the Company expects to recognize as project revenues over the duration of the client contracts which were assumed by the Company in the acquisition. Goodwill is being amortized using a straight-line method over five years. In addition to the amount paid at closing, additional payments for the acquisition may be made based on certain revenues being achieved for the twelve-month period ending on the anniversary of the closing date. Such revenue was not achieved through May 2000. The acquisition was not material to the Company's consolidated financial position or results of operations.

FOREIGN CURRENCY TRANSLATION
The  U.S.  Dollar  is  the  functional   currency  for  the  Company's   foreign
subsidiaries.

EARNINGS PER SHARE
The Company follows SFAS No. 128 - "Earnings per Share. " SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share. Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for the year ended September 30, 2000 and 1999 excludes options (1,412,960 and 1,192,370 as of September 30, 2000 and 1999, respectively) and warrants (66,667 as of September 30, 2000 and 1999) as their inclusion would be antidilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." Adoption of SFAS No. 133, as amended, is required for fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact the application of SAB 101 will have on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Bio-Imaging Technologies, Inc. and
                                              Subsidiaries

2.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:


                                                                                                    Estimated
September 30,                                             2000                 1999                Useful Life
--------------------------------------------------------------------------------------------------------------
Equipment                                             $ 2,253,935          $ 3,496,440               5 years
Equipment under capital leases                            673,060              640,914               5 years
Furniture and fixtures                                    187,853              266,554               7 years
Leasehold improvements                                     48,391               84,060         Term of lease
Computer software costs                                    46,667              123,436             60 months
--------------------------------------------------------------------------------------------------------------
                                                        3,209,906            4,611,404
Less accumulated depreciation
and amortization                                       (1,917,562)          (3,431,150)
--------------------------------------------------------------------------------------------------------------
                                                      $ 1,292,344          $ 1,180,254
==============================================================================================================

During 2000, the Company retired property and equipment of approximately $2,049,000 that was fully depreciated. Accumulated depreciation related to equipment acquired under capital leases amounted to approximately $363,000 and $537,000 at September 30, 2000 and 1999, respectively. Accumulated amortization related to computer software costs amounted to approximately $3,000 and $123,000 at September 30, 2000 and 1999, respectively.

3.  LONG-TERM DEBT

Long-term debt consists of equipment lease obligations and notes payable. The equipment lease obligations and notes payable are payable in monthly installments ranging from $1,170 to $4,961, including interest at rates ranging from 10.24% to 13.75%, through January 2003. The debt is collateralized by the related equipment.

Aggregate maturities of long-term debt at September 30, 2000 are as follows:

            2001                                            $ 150,796
            2002                                              138,833
            2003                                               25,306
---------------------------------------------------------------------
                                                            $ 314,935
=====================================================================

In August 1999, the Company entered into an agreement with a bank for a revolving line of credit of up to $500,000 collateralized by the Company's assets. Interest is payable at 1.50% over the bank's prime

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Bio-Imaging Technologies, Inc. and
                                              Subsidiaries

rate of interest. The agreement requires the Company, among other things, to maintain minimum levels of tangible net worth and certain minimum financial ratios. In October 1999, the bank notified the Company that it would not make any advances under the existing line of credit until the Company provides sufficient evidence satisfactory to the bank of an improvement in the Company's operating, financial and liquidity position. At such time, the bank may consider permitting further advances pursuant to the loan agreement. At September 30, 2000 the Company had no borrowings under the line of credit.

In December 1999, the Company entered into an accounts receivable purchase agreement with the same bank, whereby, the Company may assign up to $500,000 of eligible accounts receivable to the bank. The bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. In March 2000, the bank increased the eligible accounts receivable to $1,000,000. Although the agreement is contractually renewable each year, it is cancelable by the bank at any time. During 2000, the Company assigned accounts receivable of $1,698,414 to the bank of which all has been repaid to the bank. At September 30, 2000, the Company had no borrowings under the accounts receivable purchase agreement.

4.  STOCKHOLDERS' EQUITY

In December 1991 and June 1992, the Company's Board of Directors and stockholders, respectively, approved the adoption of the Bio-Imaging Technologies, Inc. Stock Option Plan. In January 1995 and 1997, the Company amended this plan to provide for the granting of options to key employees, directors and consultants to purchase an aggregate of not more than 1,800,000 and 2,400,000 shares, respectively, of the Company's common stock. Each option is exercisable into one share of common stock. Options granted pursuant to the plan may be qualified incentive stock options, as defined in the Internal Revenue Code, or nonqualified options. The exercise price of qualified incentive stock options may not be less than the fair market value of the Company's Common Stock at the date of grant. The term of such stock options granted under the plan shall not exceed ten years and the vesting schedule of such stock option grants varies from immediate vesting on date of grant to vesting over a period of up to five years.

The following table summarizes the transactions pursuant to the Company's stock option plan for the two-year period ended September 30, 2000:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Bio-Imaging Technologies, Inc. and
                                              Subsidiaries

                                                                          Number of                  Weighted Average
                                                                           Options                    Exercise Price
----------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1998                                                        1,268,750                        $1.41
Options granted                                                             267,620                         0.63
Options canceled                                                           (344,000)                        1.05
----------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 1999                                                        1,192,370                         1.44
Options granted                                                             329,340                         0.89
Options canceled                                                           (108,750)                        0.93
----------------------------------------------------------------------------------------------------------------------
Unexercised options outstanding at
September 30, 2000                                                        1,412,960                        $1.49
======================================================================================================================

Approximately 932,000 and 765,000 options are exercisable at September 30, 2000 and 1999, respectively, at a weighted average exercise price of $1.49 and $1.66, respectively.

The Company has elected, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to apply the accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS 123. If the Company had elected to recognize compensation cost based on the fair value method of SFAS 123, the Company's net loss applicable to common stock and net loss per common share for the years ended September 30, 2000 and 1999 would have been the pro forma amounts indicated in the following table:


Year ended September 30,                                                 2000            1999
---------------------------------------------------------------------------------------------------
Net loss applicable to common stock - as reported                     $ (732,431)     $(745,459)
Net loss applicable to common stock - pro forma                       $ (789,881)     $(842,614)
Net loss per common share - basic and diluted - as reported           $    (0.09)     $   (0.10)
Net loss per common share - basic and diluted- pro forma              $    (0.10)     $   (0.11)

At September 30, 2000, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Bio-Imaging Technologies, Inc. and
                                              Subsidiaries

                    Options Outstanding                                                       Options Exercisable
---------------------------------------------------------------------------------  ----------------------------------
   Range of                           Weighted Average       Weighted                                 Weighted
   Exercise              Number          Remaining            Average                 Number           Average
    Prices            Outstanding     Contractual Life    Exercise Price            Exercisable     Exercise Price
---------------------------------------------------------------------------------  ----------------------------------
 $0.63 - $1.44         1,260,960          7.52 years           $0.87                 779,661           $0.88
 $4.13 - $4.69           152,000          1.67 years           $4.60                 152,000           $4.60
---------------------------------------------------------------------------------  ----------------------------------
 $0.63 - $4.69         1,412,960          6.89 years           $1.27                 931,661           $1.49
=================================================================================  ==================================

The weighted average fair value of options granted in 2000 and 1999 was $0.77 and $0.38, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Grants for the year ended September 30,        2000                 1999
--------------------------------------------------------------------------------
Risk-free interest rate                        5.9%                 4.7%
Expected dividend yield                        0.0%                 0.0%
Expected volatility                            118%                 117%
Expected life in years                         6.00                 6.00

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

On June 26, 1996, the Company issued to IPA, one five-year warrant to purchase 66,667 shares of the Company's common stock at an initial exercise price of $1.05 per share, the fair market value of the Company's common stock at date of issuance. The exercise price of this warrant issued to IPA is subject to adjustment to protect against dilution in the event of certain transactions and has certain piggyback registration rights. As of September 30, 2000, the adjusted exercise price of the warrant is $0.63.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Bio-Imaging Technologies, Inc. and
                                              Subsidiaries

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

The Company is required to pay semiannual dividends on preferred stock at the rate of approximately $0.096 per share per annum, and as when declared by the Board of Directors. Dividends are payable either in cash or in the Company's common stock at the discretion of the Company. At September 30, 2000, accrued preferred dividends aggregated approximately $10,000 or $0.02 per share of the preferred stock.

The preferred stockholders are entitled to vote on all matters submitted to the vote of the common stockholders and are included in determining quorums and voting results.

5.  COMMITMENTS

The  Company  has  entered  into  noncancelable   operating  leases  for  office
facilities which expire through January 2005.

Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year ending September 30,
        2001                                 423,000
        2002                                 404,000
        2003                                 372,000
        2004                                 343,000
        2005                                 115,000
----------------------------------------------------
                                         $ 1,657,000
====================================================

Rent expense charged to operations for the years ended September 30, 2000 and 1999 approximated $306,000 and $249,000, respectively.

The Company has an employment contract with an officer which expires February 1, 2002. The amount due under this contract is approximately $253,000. Additionally, the contract provided for the granting of options to purchase 150,000 shares of the Company's common stock at $0.63 which was greater than the fair market value of the Company's common stock at the date of grant (see note
4). Options to purchase 37,500 shares of the Company's common stock vested immediately, and 37,500 on each of the first, second and third of the anniversary date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    Bio-Imaging Technologies, Inc. and
                                              Subsidiaries

6.  EMPLOYEE BENEFIT PLAN

On December 17, 1991, the Company adopted the Bio-Imaging Technologies, Inc. Employees' Savings Plan (the "401(k) Plan"), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to 15%, subject to an annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company did not make a matching contribution to this account for the years ended September 30, 2000 and 1999.

7.  MAJOR CUSTOMERS

Revenue from two major customers, encompassing seven projects, accounted for approximately 20% and 13% of project revenues for the year ended September 30, 2000 and revenue from three major customers, encompassing eleven projects, accounted for approximately 16%, 13% and 11% of project revenues for the year ended September 30, 1999. No other customers accounted for more than 10% of project revenues.

Two customers accounted for approximately 25% and 20% of accounts receivable at September 30, 2000 and two customers accounted for approximately 17% and 14% of accounts receivable at September 30, 1999. No other customers accounted for more than 10% of accounts receivable.

8.  INCOME TAXES

The Company has federal net operating loss carryforwards of approximately $7,123,000 which expire in various years through 2020. The deferred income tax assets at September 30, 2000 and 1999 of approximately $2,400,000 and
$2,200,000, respectively, represent the tax effect of the net operating loss carryforwards. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the net operating loss carryforwards, the Company has recorded valuation allowances against the entire deferred tax asset. As a result of moving the corporate headquarters to Pennsylvania, the Company is not able to utilize their New Jersey net operating loss carryforwards of approximately $6,800,000.

9.  FOREIGN OPERATIONS

Foreign customers accounted for approximately 11% and 32% of project revenues for the years ended September 30, 2000 and 1999, respectively.