Form 10QSB
period 2000-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2001-02-13
CIK 822418

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                           Commission File No. 1-11182


                         BIO-IMAGING TECHNOLOGIES, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                       11-2872047
---------------------------------------  ---------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


826 Newtown-Yardley Road, Newtown, Pennsylvania                      18940-1721
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (267) 757-1360
                      -------------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)


     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes:  X                            No:
                    -----                             -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of January 31, 2001:

Class                                              Number of Shares
-----                                              ----------------

Common Stock, $.00025 par value                        8,190,545

     Transitional Small Business Disclosure Format (check one):

                Yes:                               No:  X
                    -----                             -----

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page

PART I.  FINANCIAL INFORMATION.

      Item 1.   Financial Statements......................................   1

           CONSOLIDATED BALANCE SHEETS
           as of December 31, 2000 and
           September 30, 2000 (unaudited).................................   2

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 2000 and 1999
           (unaudited)....................................................   3

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended December 31, 2000 and 1999
           (unaudited)....................................................   4

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited).........   5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   7

           Results of Operations..........................................   8

           Liquidity and Capital Resources................................  10

PART II. OTHER INFORMATION.

      Item 5.      Other Information......................................  12

      Item 6.      Exhibits and Reports on Form 8-K.......................  12

SIGNATURES................................................................  13

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Company") believes that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (unaudited)



                                                                      December 31,         September 30,
                                                                          2000                  2000
                                                                      ------------         -------------
                                      ASSETS
Current assets:
   Cash and cash equivalents................................        $       661,155      $       491,048
   Accounts receivable, net.................................              1,278,309            1,627,457
   Prepaid expenses and other current assets................                311,155              234,201
                                                                     --------------       --------------
     Total current assets...................................              2,250,619            2,352,706

Property and equipment, net.................................              1,202,819            1,292,344

Other assets ...............................................                260,365              261,762
                                                                     --------------       --------------

     Total assets...........................................        $     3,713,803      $     3,906,812
                                                                     ==============       ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................        $       267,193      $       321,113
   Accrued expenses and other current liabilities...........                142,557              229,354
   Deferred revenue.........................................              1,648,864            1,707,681
   Current maturities of long-term debt.....................                154,914              150,796
                                                                     --------------       --------------
     Total current liabilities..............................              2,213,528            2,408,944
Long-term debt..............................................                123,837              164,139
                                                                     --------------       --------------
     Total liabilities......................................              2,337,365            2,573,083
                                                                     --------------       --------------

Stockholders' equity:
   Preferred stock - $.00025 par value; authorized
    3,000,000 shares, issued and outstanding 416,667
    shares ($500,000 liquidation preference) at
    December 31, 2000 and September 30, 2000................                    104                  104
   Common stock - $.00025 par value; authorized
    18,000,000 shares, issued and outstanding
    7,773,878 shares at December 31, 2000 and
    September 30, 2000......................................                  1,944                1,944
   Additional paid-in capital...............................              9,231,497            9,231,497
   Accumulated deficit......................................             (7,857,107)          (7,899,816)
                                                                     --------------       --------------
     Stockholders' equity...................................              1,376,438            1,333,729
                                                                     --------------       --------------

     Total liabilities and stockholders' equity.............        $     3,713,803      $     3,906,812
                                                                     ==============       ==============



                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)


                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                    ------------------------------------
                                                                            2000                 1999
                                                                            ----                 ----
Project revenues............................................        $     1,775,140      $     1,077,954
                                                                     --------------       --------------

Cost and expenses:

    Cost of revenues........................................                983,233              705,413

    General and administrative expenses.....................                339,016              318,144

    Sales and marketing expenses............................                392,253              349,827
                                                                      -------------       --------------

Total cost and expenses.....................................              1,714,502            1,373,384
                                                                      -------------       --------------

Income (loss) from operations...............................                 60,638             (295,430)

Interest expense - net......................................                 (7,929)              (4,644)
                                                                     --------------       --------------

Net income (loss)...........................................                 52,709             (300,074)

Dividends on preferred stock................................                 10,000               10,000
                                                                     --------------       --------------

Net income (loss) applicable to common stock................        $        42,709      $      (310,074)
                                                                     ==============       ==============

Basic and diluted income (loss) per common share............        $          0.01      $         (0.04)
                                                                     ==============       ==============

Weighted average number of common
  shares and dilutive common equivalent shares..............              7,773,878            7,773,878
                                                                     ==============       ==============



                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                         For the Three Months Ended
                                                                                 December 31,
                                                                    ------------------------------------
                                                                              2000                 1999
                                                                              ----                 ----

Cash flows from operating activities:
   Net income (loss) ..........................................     $        52,709      $      (300,074)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization.............................             131,261              124,504
     Changes in operating assets and liabilities:
       Decrease in accounts receivable.........................             349,148              106,495
       Increase in prepaid expenses and other current assets...             (76,954)              (8,985)
       Decrease in other assets................................               1,397                  651
       (Decrease) increase in accounts payable.................             (43,920)              95,416
       Decrease in accrued expenses and other
          current liabilities..................................             (86,797)             (30,444)
       (Decrease) increase in deferred revenue.................             (58,817)              42,254
                                                                     --------------       --------------
       Net cash provided by operating activities...............             268,027               29,817
                                                                     --------------       --------------

Cash flows from investing activities:
   Purchases of property and equipment.........................             (41,736)             (45,222)
                                                                     --------------       --------------
       Net cash used in investing activities...................             (41,736)             (45,222)
                                                                     --------------       --------------

Cash flows from financing activities:
   Payments under equipment lease obligations..................             (36,184)             (24,551)
   Dividends paid to preferred stockholders....................             (20,000)             (20,000)
                                                                     --------------       --------------
       Net cash used in financing activities...................             (56,184)             (44,551)
                                                                     --------------       --------------

Net increase (decrease) in cash and cash equivalents...........             170,107              (59,956)
Cash and cash equivalents at beginning of period...............             491,048              412,903
                                                                     --------------       --------------

Cash and cash equivalents at end of period.....................     $       661,155      $       352,947
                                                                     ==============       ==============

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest....................     $         7,929      $         5,022
                                                                     ==============       ==============

Supplemental schedule of noncash investing and financing
activities:
   Equipment purchased under capital lease obligation..........     $            --      $       152,593
                                                                     ==============       ==============




                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2000 and the results of its operations and its cash flows for the three months ended December 31, 2000 and 1999.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic loss per common share was calculated based upon the net loss available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three months ended December 31, 2000 excludes the impact of options (1,623,460) and warrants (66,667) as they are antidilutive. Diluted loss per common share for the three months ended December 31, 1999 excludes the impact of options (1,192,370) and warrants (66,667) as they are antidilutive.


Note 2 - Stockholders' Equity:

     The Company has 416,667 shares of Series A Convertible Preferred Stock, $.00025 par value per share (the "Series A Stock"), issued and outstanding. The Series A Stock provides for: (i) voting rights on an as-converted to common stock, $.00025 par value per share (the "Common Stock"), basis, with standard protective provisions; (ii) a liquidation preference of $1.20 per share; (iii) anti-dilution protection and price protection provisions; (iv) cumulative dividends of $0.096 per annum, payable out of funds legally available for the payment of dividends and only upon declaration of the Board of Directors of the Company; and (v) registration rights with respect to the shares of Common Stock issuable upon conversion of the Series A Stock. Dividends are payable in cash or in the Company's Common Stock at the Company's discretion.

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 3 - Long-term Debt:

     In December 1999, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank (the "Bank"), whereby the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. Under the agreement, the Bank may advance the Company up to 80% of the assigned accounts receivable amount. Although the agreement is contractually renewable each year, it is cancelable by the Bank at any time. During the three months ended December 31, 2000, the Company did not assign any accounts receivable to the bank. At December 31, 2000, the Company had no borrowings under the accounts receivable financing agreement.

Note 4 - Recently Issued Accounting Standards:

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company does not believe that the application of SAB 101 will have a material impact on its financial position or results of operations.

Note 5 - Subsequent Event:

     On January 2, 2001, the Company elected to convert the 416,667 shares of its Series A Stock held of record by Investment Partners of America, L.P. ("IPA") into 416,667 shares of its Common Stock. The shares of Common Stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the Series A Stock. The Company has not and will not receive any consideration for the conversion of the Series A Stock. The Company has not and will not receive any of the proceeds from any sales of such shares of Common Stock by IPA or its designees. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Bio-Imaging Technologies, Inc. ("Bio-Imaging" or the "Company") is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography, magnetic resonance imaging, x-rays, dual energy x-ray absorptiometry, position emission tomography single photon emission computerized tomography and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. A new division of the Company, Bio-Imaging ETC, is focused on education, training and certification for medical-imaging equipment, facilities and staff.

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company performs services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company's project revenues will increase to levels required to maintain profitability. Project revenues were generated from 36 clients encompassing 66 projects for the three months ended December 31, 2000 as compared to 29 clients encompassing 52 projects for the three months ended December 31, 1999. This represents an increase of 24.1% in clients and 26.9% in projects for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The Company's contracted/committed backlog was approximately $17,129,000 as of December 31, 2000 as compared to approximately $12,300,000 as of December 31, 1999, an increase of 39.3%. Contracted/committed backlog as of January 31, 2001, was approximately $18,300,000. Contracted/committed backlog is the amount of revenue that remains to be earned and recognized on signed and agreed to contracts. Such contracts are subject to termination by the Company's clients at any time.

     The Company believes that demand for its services and technologies will grow during the long-term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical-imaging data that is derived from clinical trials and the rigorous regulatory requirements relating to the submission of this data. In addition, the Food and Drug Administration ("FDA") is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images.
Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition, there can be no assurance that demand for the Company's services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

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

RESULTS OF OPERATIONS

     Three Months Ended December 31, 2000 and 1999
     ---------------------------------------------

     Project revenues for the quarters ended December 31, 2000 ("First Quarter of Fiscal 2001") and 1999 ("First Quarter of Fiscal 2000") were approximately $1,775,000 and $1,078,000, respectively, an increase of approximately $697,000 or 64.7%. The increase in project revenues is primarily a result of the increase in the Company's sales and marketing efforts initiated in the fiscal year ended September 30, 1998. Project revenues for the First Quarter of Fiscal 2001 were derived from 36 clients encompassing 66 projects and project revenues for the First Quarter of Fiscal 2000 were derived from 29 clients encompassing 52 projects. Project revenues generated from the Company's client base continue to be highly concentrated. Two clients encompassing 5 projects represented approximately 38.7% of the Company's project revenues for the three months ended December 31, 2000, while for the comparable period last year, two clients encompassing 6 projects represented approximately 34.6% of the Company's project revenues. No other customers accounted for more than 10% of project revenues in each of the First Quarter of Fiscal 2001 and Fiscal 2000. The Company's scope of work in both periods included primarily medical-imaging core laboratory services and image-based information management services.

     Cost of revenues in each of the First Quarter of Fiscal 2001 and Fiscal 2000 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the First Quarter of Fiscal 2001 and Fiscal 2000 were approximately $983,000 and $705,000, respectively, an increase of approximately $278,000 or 39.4%. This increase is primarily attributable to an increase in staffing levels required for project related tasks for the First Quarter of Fiscal 2001 as compared to the First Quarter of Fiscal 2000 and in anticipation of work to be performed on new contracts as compared to the same period in the prior year.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The increase in this percentage difference in the First Quarter of Fiscal 2001 from the First Quarter of Fiscal 2000 resulted from a higher increase in project revenues as compared to a lesser increase in project related costs.

     General and administrative expenses in each of the First Quarter of Fiscal 2001 and Fiscal 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $339,000 in the First Quarter of Fiscal 2001 and approximately $318,000 in the First Quarter of Fiscal 2000. The increase during the First Quarter of Fiscal 2001 of approximately $21,000, or 6.6%, from the corresponding Fiscal 2000 quarter, is primarily attributable to more professional services associated with general corporate matters.

     Sales and marketing expenses in each of the First Quarter of Fiscal 2001 and Fiscal 2000 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $392,000 in the First Quarter of Fiscal 2001 and approximately $350,000 in the First Quarter of Fiscal 2000. The increase during the First Quarter of Fiscal 2001 of approximately $42,000, or 12.0%, from the corresponding Fiscal 2000 quarter, resulted primarily from expenses associated with increased marketing efforts and increased attendance at additional conferences.

     Total cost and expenses in each of the First Quarter of Fiscal 2001 and Fiscal 2000 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $1,715,000 in the First Quarter of Fiscal 2001 and approximately $1,373,000 in the corresponding quarter in Fiscal 2000. This increase of approximately $342,000, or 24.9%, is due primarily to an increase in staffing levels required for project related tasks along with an increase in the Company's sales and marketing efforts.

     Net interest expense of approximately $8,000 during the First Quarter of Fiscal 2001, resulted from interest expense incurred in conjunction with long-term debt and equipment lease obligations. Net interest expense was approximately $5,000 in the First Quarter of Fiscal 2000.

     The Company's net income for the First Quarter of Fiscal 2001 was approximately $53,000, while the Company had a net loss of approximately $300,000 in the First Quarter of Fiscal 2000. The Company's net loss for the First Quarter of 2000 was attributable primarily to insufficient project revenue to support the infrastructure of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had cash and cash equivalents of approximately $661,000. Working capital at December 31, 2000 was approximately $37,000.

     Net cash provided by operating activities was approximately $268,000 which includes changes in certain of the Company's operating assets and liabilities. The net income of approximately $52,000 and the decrease in accounts receivable of approximately $349,000 was offset by a decrease in accrued expenses and other current liabilities of approximately $87,000 and an increase in prepaid expenses and other current assets of approximately $77,000.

     For the three months ended December 31, 2000, the Company invested approximately $42,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of the Fiscal 2001 will be approximately $350,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In  December  2000,  the  Company  paid  to the  holders  of its  Series  A
Convertible Preferred Stock (the "Series A Stock") an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 2000 through and including December 31, 2000.

     In December 1999, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank ("Silicon Valley Bank" or the "Bank"), whereby the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. Under the agreement, the Bank may advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the Bank, the balance of the assigned accounts receivable would be remitted to the Company net of the Bank's finance charges and administration fees. Although the agreement is contractually renewable each year, it is cancelable by the Bank at any time. During the three months ended December 31, 2000, the Company did not assign any accounts receivable to the Bank. At December 31, 2000, the Company had repaid its borrowings and had a $0 balance with the Bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the Bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

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

     The Company anticipates that its cash and cash equivalents as at December 31, 2000, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The Company's recent history of operating losses and together with the risks associated with the Company's ability to gain new client contracts, the variability of the timing of payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

     The Company's 2001 operating plans contain assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellation, or delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company's management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the accounts receivable financing agreement discussed above. In addition, in November 2000, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2001, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations. The Company's cash balance was approximately $661,000 and $384,000 as of December 31, 2000 and January 31, 2001, respectively.

                           PART II. OTHER INFORMATION.
                           ---------------------------


ITEM 5.     OTHER INFORMATION.

     On January 2, 2001, the Company elected to convert the 416,667 shares of its Series A Stock held of record by Investment Partners of America, L.P. ("IPA") into 416,667 shares of its common stock, $.00025 par value per share (the "Common Stock"). The shares of Common Stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the Series A Stock. The Company has not and will not receive any consideration for the conversion of the Series A Stock. The Company has not and will not receive any of the proceeds from any sales of such shares of Common Stock by IPA or its designees. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            None.

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIO-IMAGING TECHNOLOGIES, INC.



DATE: February 13, 2001                  By: /s/ Mark L. Weinstein
                                            ------------------------------------
                                             Mark L. Weinstein, President, Chief
                                             Executive Officer and Chief
                                             Financial Officer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)



DATE: February 13, 2001                  By: /s/ Maria T. Kraus
                                            ------------------------------------
                                             Maria T. Kraus, Controller
                                             (Principal Accounting Officer)