Form 10QSB
period 2001-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2001-05-11
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                          Commission File No. 1-11182


                         BIO-IMAGING TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


     Delaware                                              11-2872047
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


826 Newtown-Yardley Rd., Newtown, PA 18940                            08628-1020
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (267) 757-1360
                           ---------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)


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


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2001:

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

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION.

     Item 1.    Financial Statements......................................   1

          CONSOLIDATED BALANCE SHEETS
          as of March 31, 2001 and
          September 30, 2000 (unaudited)..................................   2

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Months Ended March 31, 2001 and 2000
          (unaudited).....................................................   3

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2001 and 2000
          (unaudited).....................................................   4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 2001 and 2000
          (unaudited).....................................................   5

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)..........................................   6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   9

          Results of Operations...........................................  10

          Liquidity and Capital Resources.................................  14

PART II. OTHER INFORMATION.

     Item 4.    Submission of Matters to a Vote of Security Holders.......  16

     Item 5.    Other Information.........................................  17

     Item 6.    Exhibits and Reports on Form 8-K..........................  17

SIGNATURES................................................................  18

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

                           BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           -----------------------------------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                             (unaudited)
                                             -----------
                                                                   March 31,           September 30,
                                                                      2001                  2000
                                                                  -----------          -------------
                                      ASSETS
Current assets:
   Cash and cash equivalents................................     $    561,254          $    491,048
   Accounts receivable, net.................................        1,762,647             1,627,457
   Prepaid expenses and other current assets................          286,945               234,201
                                                                 ------------          ------------
     Total current assets...................................        2,610,846             2,352,706

Property and equipment, net.................................        1,128,454             1,292,344

Other assets ...............................................          255,245               261,762
                                                                 ------------          ------------
     Total assets...........................................     $  3,994,545          $  3,906,812
                                                                 ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................     $    267,254          $    321,113
   Accrued expenses and other current liabilities...........          291,436               229,354
   Deferred revenue.........................................        1,598,660             1,707,681
   Current maturities of long-term debt.....................          155,582               150,796
                                                                 ------------          ------------
     Total current liabilities..............................        2,312,932             2,408,944
Long-term debt..............................................           85,993               164,139
                                                                 ------------          ------------
     Total liabilities......................................        2,398,925             2,573,083
                                                                 ------------          ------------

Stockholders' equity:
   Preferred stock - $.00025 par value; authorized
    3,000,000 shares, issued and outstanding, 0 shares
    at March 31, 2001, and 416,667 shares ($500,000
    liquidation preference) at September 30, 2000...........               --                   104
   Common stock - $.00025 par value; authorized
    18,000,000 shares, issued and outstanding
    8,190,545 shares at March 31, 2001 and
    7,773,878 shares at September 30, 2000..................            2,048                 1,944
   Additional paid-in capital...............................        9,231,497             9,231,497
   Accumulated deficit......................................       (7,637,925)           (7,899,816)
                                                                 ------------          ------------
     Stockholders' equity...................................        1,595,620             1,333,729
                                                                 ------------          ------------

     Total liabilities and stockholders' equity.............     $  3,994,545          $  3,906,812
                                                                 ============          ============

                 See Notes to Consolidated Financial Statements

                           BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           -----------------------------------------------

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------
                                             (unaudited)

                                                                      For the Six Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                      2001                  2000
                                                                      ----                  ----
Project revenues............................................     $  3,907,834          $ 2,540,499
                                                                 ------------          ------------

Cost and expenses:

    Cost of revenues........................................        2,037,416            1,652,499

    General and administrative expenses.....................          784,295              621,412

    Sales and marketing expenses............................          805,297              696,406
                                                                 ------------          -----------

Total cost and expenses.....................................        3,627,008            2,970,317
                                                                 ------------          -----------

Income (loss) from operations...............................          280,826             (429,818)

Interest expense - net......................................           (8,935)             (20,356)
                                                                 ------------          -----------

Net income (loss)...........................................          271,891             (450,174)

Dividends on preferred stock................................           10,000               20,000
                                                                 ------------          -----------

Net income (loss) applicable to common stock................     $    261,891          $  (470,174)
                                                                 ============          ===========

Basic earnings (loss) per common share......................     $       0.03          $     (0.06)
                                                                 ============          ===========

Weighted average number of common shares....................        7,976,456            7,773,878
                                                                 ============          ===========

Diluted earnings (loss) per common share....................     $       0.03          $     (0.06)
                                                                 ============          ===========

Weighted average number of common
  shares and dilutive common equivalent shares..............        8,079,676            7,773,878
                                                                 ============          ===========

                 See Notes to Consolidated Financial Statements

                           BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           -----------------------------------------------

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------
                                             (unaudited)


                                                                      For the Three Months Ended
                                                                              March 31,
                                                                --------------------------------------
                                                                      2001                  2000
                                                                      ----                  ----

Project revenues............................................     $  2,132,694          $  1,462,545
                                                                 ------------          ------------

Cost and expenses:

    Cost of revenues........................................        1,054,183               947,086

    General and administrative expenses.....................          445,279               303,268

    Sales and marketing expenses............................          413,044               346,579
                                                                -------------          ------------

Total cost and expenses.....................................        1,912,506             1,596,933
                                                                 ------------          ------------

Income (loss) from operations...............................          220,188              (134,388)

Interest expense - net......................................           (1,006)              (15,712)
                                                                 ------------          ------------

Net income (loss)...........................................          219,182              (150,100)

Dividends on preferred stock................................               --                10,000
                                                                 ------------          ------------

Net income (loss) applicable to common stock................     $    219,182          $   (160,100)
                                                                 ============          ============

Basic earnings (loss) per common share......................     $       0.03          $      (0.02)
                                                                 ============          ============

Weighted average number of common shares....................        8,190,545             7,773,878
                                                                 ============          ============

Diluted earnings (loss) per common share....................     $       0.03          $      (0.02)
                                                                 ============          ============

Weighted average number of common
  shares and dilutive common equivalent shares..............        8,307,506             7,773,878
                                                                 ============          ============


                 See Notes to Consolidated Financial Statements

                                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                                -----------------------------------------------

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (unaudited)

                                                                                For the Six Months Ended
                                                                                        March 31,
                                                                            ----------------------------------
                                                                                 2001             2000
                                                                                 ----             ----

Cash flows from operating activities:
   Net income (loss) ..................................................     $   271,891        $  (450,174)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization.....................................         262,374            258,159
     Changes in operating assets and liabilities:
       Increase in accounts receivable.................................        (135,190)          (550,757)
       Increase in prepaid expenses and other current assets...........         (52,744)            (8,116)
       Decrease (increase) in other assets.............................           6,517             (1,311)
       (Decrease) increase in accounts payable.........................         (43,859)           242,868
       Increase (decrease) in accrued expenses and other current
         liabilities...................................................          62,082            (62,933)
       (Decrease) increase in deferred revenue.........................        (109,021)            76,615
                                                                            -----------        -----------
       Net cash provided by (used in) operating activities.............         262,050           (495,649)
                                                                            -----------        -----------

Cash flows from investing activities:
   Purchases of property and equipment.................................         (98,484)          (164,585)
                                                                            -----------        -----------
       Net cash used in investing activities...........................         (98,484)          (164,585)
                                                                            -----------        -----------

Cash flows from financing activities:
   Payments on equipment lease obligations and notes payable...........         (73,360)          (282,539)
   Dividends paid to preferred stockholders............................         (20,000)           (20,000)
   Proceeds from notes payable.........................................              --            632,014
                                                                            -----------        -----------
       Net cash (used in) provided by financing activities.............         (93,360)           329,475
                                                                            -----------        -----------

Net increase (decrease) in cash and cash equivalents...................          70,206           (330,759)

Cash and cash equivalents at beginning of period.......................         491,048            412,903
                                                                            -----------        -----------

Cash and cash equivalents at end of period.............................     $   561,254        $    82,144
                                                                            ===========        ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest..............................     $    15,606        $    19,862
                                                                            ===========        ===========

Supplemental Schedule of noncash investing and financing activities:
   Equipment purchased under capital lease obligations.................     $        --        $   251,864
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

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2001 and the results of its operations and its cash flows for the six months ended March 31, 2001 and 2000 and the results of its operations for the three months ended March 31, 2001 and 2000.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic earnings (loss) per common share was calculated based upon the net earnings (loss) available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share for the three months ended March 31, 2000 and six months ended March 31, 2000 exclude the impact of convertible preferred stock, options (1,430,775 as of March 31, 2000) and warrants (66,667 as of March 31, 2000) as their inclusion would be antidilutive.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation: (continued)

     The computation of basic earnings (loss) per common share and diluted earnings (loss) per common share were as follows:

                                                 Six Months Ended                   Three Months Ended
                                                     March 31,                           March 31,
                                          -----------------------------       -----------------------------
                                               2001             2000               2001             2000
                                          ------------     ------------       ------------     ------------

Net income (loss)...................      $   271,891      $  (450,174)       $   219,182      $  (150,100)

Dividends on preferred stock........          (10,000)         (20,000)                --          (10,000)
                                          -----------      -----------        -----------      -----------

Net income (loss) applicable
   to common stock - basic..........      $   261,891      $  (470,174)       $   219,182      $  (160,100)
                                          -----------      -----------        -----------      -----------

Dilutive dividends on preferred
 stock..............................           10,000               --                 --               --
                                          -----------      -----------        -----------      -----------

Net income (loss) applicable
 to common stock - diluted..........      $   271,891      $  (470,174)       $   219,182      $  (160,100)
                                          -----------      -----------        -----------      -----------

Denominator:

Weighted average number of
 common shares......................        7,976,456        7,773,878          8,190,545        7,773,878
Basic earnings (loss) per
 common share.......................      $      0.03      $     (0.06)       $      0.03      $     (0.02)
                                          ===========      ===========        ===========      ===========
Denominator:

Weighted average number of
 common shares......................        7,976,456        7,773,878          8,190,545        7,773,878
Common share equivalents of
 outstanding stock options and
 warrants...........................          103,220               --            116,961               --
                                          -----------      -----------        -----------      -----------

Total shares........................        8,079,676        7,773,878          8,307,506        7,773,878
                                          -----------      -----------        -----------      -----------

Diluted earnings (loss) per
 common share.......................      $      0.03      $     (0.06)       $      0.03      $     (0.02)
                                          ===========      ===========        ===========      ===========

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)



Note 2 - Stockholders' Equity:

     On January 2, 2001, the Company elected to convert the 416,667 shares of its Series A Convertible Preferred Stock, $.00025 par value per share (the "Series A Stock"), held of record by Investment Partners of America, L.P. ("IPA") into 416,667 shares of its restricted common stock, $.00025 par value per share (the "Common Stock"). The shares of Common Stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the Series A Stock. The Company did not receive any consideration for the conversion of the Series A Stock. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future.

Note 3 - Long-term Debt:

     During the six months ended March 31, 2001, the Company did not assign any accounts receivables under the accounts receivable financing agreement with Silicon Valley Bank. At March 31, 2001, the Company had no borrowings under the accounts receivable financing agreement.

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

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company performs services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company's project revenues will remain at levels sufficient to maintain profitability. Project revenues were generated from 47 clients encompassing 85 distinct projects for the six months ended March 31, 2001 as compared to 33 clients encompassing 70 distinct projects for the six months ended March 31, 2000. This represents an increase of 42.4% in clients and 21.4% in projects for the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. The Company's contracted/committed backlog was approximately $18,800,000 as of March 31, 2001 as compared to approximately $13,400,000 as of March 31, 2000, an increase of 40.3%. Contracted/committed backlog as of April 30, 2001, was approximately $20,000,000. Contracted/committed backlog is the amount of revenue that remains to be earned and recognized on signed and agreed to contracts. Such contracts are subject to termination by the Company's clients at any time.

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

     Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, the Company's statements regarding the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     Six Months Ended March 31, 2001 and 2000
     ----------------------------------------

     Project revenues for the six months ended March 31, 2001 and 2000 were approximately $3,908,000 and $2,540,000, respectively, an increase of approximately $1,368,000 or 53.9%. Project revenues for the six months ended March 31, 2001 and 2000 were derived from 47 clients encompassing 85 distinct projects and 33 clients encompassing 70 distinct projects, respectively. Two clients encompassing five projects represented approximately 35.9% of the Company's project revenues for the six months ended March 31, 2001. For the comparable period last year, one client encompassing five projects represented approximately 18.5% of the Company's project revenues. No other customers accounted for more than 10% of project revenues for the six months ended March 31, 2001 and 2000. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for the six months ended March 31, 2001 and 2000 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the six months ended March 31, 2001 and 2000 were approximately $2,037,000 and $1,652,000, respectively, an increase of approximately $385,000 or 23.3%. This increase is attributable to an increase in staffing levels required for project related tasks for the six months ended March 31, 2001 and in anticipation of work to be performed on new contracts as compared to the same period in the prior year.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The increase in this percentage difference for the six months ended March 31, 2001 from the comparable period in fiscal 2000 resulted from a higher increase in project revenues as compared to a lower increase in project related costs.

     General and administrative expenses for each of the six months ended March 31, 2001 and 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $784,000 for the six months ended March 31, 2001 and approximately $621,000 for the six months ended March 31, 2000. The increase during the six months ended March 31, 2001 of approximately $163,000, or 26.2%, from the corresponding fiscal 2000 period, is primarily attributable to more professional services associated with general corporate matters.

     Sales and marketing expenses for each of the six months ended March 31, 2001 and 2000 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $805,000 for the six months ended March 31, 2001 and approximately $696,000 for the corresponding fiscal 2000 period. The increase during the six months ended March 31, 2001 of approximately $109,000, or 15.7%, from the corresponding fiscal 2000 period, resulted primarily from expenses associated with increased marketing efforts and increased attendance at additional conferences.

     Total cost and expenses for each of the six months ended March 31, 2001 and 2000 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $3,627,000 for the six months ended March 31, 2001 and approximately $2,970,000 for the corresponding period in fiscal 2000. Such increase of approximately $657,000, or 22.1%, is due primarily to an increase in staffing levels required to support an increase in revenues along with an increase in the Company's sales and marketing efforts and an increase in professional services associated with general corporate matters.

     Net interest expense of approximately $9,000 for the six months ended March 31, 2001, resulted from interest expense incurred in connection with equipment lease obligations offset in part by interest earned on cash balances. Net interest expense of approximately $20,000 for the six months ended March 31, 2000 resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in connection with equipment lease obligations.

     The Company's net income for the six months ended March 31, 2001 was approximately $272,000, while the Company had net loss of approximately $450,000 for the six months ended March 31, 2000. The Company's net income for the six months ended March 31, 2001 was attributable primarily to increased revenues associated with an increase in the number of clients and projects for which the Company was engaged to perform services.

     Three Months Ended March 31, 2001 and 2000
     ------------------------------------------

     Project revenues for the quarters ended March 31, 2001 ("Second Quarter of Fiscal 2001") and 2000 ("Second Quarter of Fiscal 2000") were approximately $2,133,000 and $1,463,000, respectively, an increase of approximately $670,000 or 45.8%. The increase in project revenues is primarily a result of the increase in the Company's sales and marketing efforts over the past year. Project revenues for the Second Quarter of Fiscal 2001 and Fiscal 2000 were derived from 41 clients encompassing 75 distinct projects and 30 clients encompassing 56 distinct projects, respectively. Three clients encompassing 11 projects represented approximately 45.2% of the Company's project revenues for the three months ended March 31, 2001. For the comparable period last year, three clients encompassing nine projects represented approximately 37.4% of the Company's project revenues. No other customers accounted for more than 10% of project revenues in each of the Second Quarter of Fiscal 2001 and Fiscal 2000. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for each of the Second Quarter of Fiscal 2001 and Fiscal 2000 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the Second Quarter of Fiscal 2001 and Fiscal 2000 were approximately $1,054,000 and $947,000, respectively, an increase of approximately $107,000 or 11.3%. This increase is attributable to an increase in staffing levels required for project related tasks for the Second Quarter of Fiscal 2001 and in anticipation of work to be performed on new contracts as compared to the Second Quarter of Fiscal 2000.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The increase in this percentage difference for the Second Quarter of Fiscal 2001 from the Second Quarter of Fiscal 2000 resulted from a higher increase in project revenues as compared to a lower increase in project related costs.

     General and administrative expenses for each of the Second Quarter of Fiscal 2001 and Fiscal 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $445,000 for the Second Quarter of Fiscal 2001 and approximately $303,000 for the Second Quarter of Fiscal 2000. The increase of approximately $142,000, or 46.9%, is primarily attributable to more professional services associated with general corporate matters.

     Sales and marketing expenses for each of the Second Quarter of Fiscal 2001 and Fiscal 2000 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $413,000 for the Second Quarter of Fiscal 2001 and approximately $347,000 for the Second Quarter of Fiscal 2000. The increase during Second Quarter of Fiscal 2001 of approximately $66,000, or 19.0%, from the Second
Quarter of Fiscal 2000, resulted primarily from expenses associated with increased marketing efforts and increased attendance at additional conferences.

     Total cost and expenses for each of the Second Quarter of Fiscal 2001 and Fiscal 2000 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $1,913,000 in the Second Quarter of Fiscal 2001 and approximately $1,597,000 for the Second Quarter of Fiscal 2000. Such increase of approximately $316,000, or 19.8%, is primarily due to an increase in professional services associated with general corporate matters along with an increase in staffing levels required for project related tasks and an increase in the Company's sales and marketing efforts.

     Net interest expense of approximately $1,000 during the Second Quarter of Fiscal 2001, resulted from interest expense in connection with equipment lease obligations offset in part by interest earned on cash balances. Net interest expense of approximately $16,000 for the Second Quarter of Fiscal 2000 resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in conjunction with equipment lease obligations.

     The Company's net income for the Second Quarter of Fiscal 2001 was approximately $219,000, while the Company had a net loss of approximately $150,000 for the Second Quarter of 2000. The Company's net income for the Second Quarter of Fiscal 2001 was attributable primarily to increased revenues associated with an increase in the number of clients and projects for which the Company was engaged to perform services.

LIQUIDITY AND CAPITAL RESOURCES

     At  March  31,  2001,  the  Company  had  cash  and  cash   equivalents  of
approximately $561,000. Working capital at March 31, 2001 was approximately $298,000.

     Net cash provided by operating activities for the six months ended March 31, 2001 was approximately $262,000 which includes changes in certain of the Company's operating assets and liabilities. The net income of approximately $272,000 and depreciation and amortization expense of approximately $262,000 was offset by an increase in accounts receivable of approximately $135,000 and a decrease in deferred revenue of approximately $109,000.

     For the six months ended March 31, 2001, the Company invested approximately $98,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of fiscal 2001 will be approximately $100,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In December 2000, the Company paid to the holders of its Series A Convertible Preferred Stock, $.00025 par value per share (the "Series A Stock"), an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 2000 through and including December 31, 2000.

     During the six months ended March 31, 2001, the Company did not assign any accounts receivables under the accounts receivable financing agreement with Silicon Valley Bank (the "Bank"). At March 31, 2001, the Company had a $0 balance with the Bank.

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

     The Company anticipates that its cash and cash equivalents of $561,254 as of March 31, 2001, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The Company's past history of operating losses and together with the risks associated with the Company's ability to gain new client contracts, the variability of the timing of payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

     The Company's 2001 operating plans contain assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellation, or delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company's management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the accounts receivable financing agreement discussed above. In addition, in November 2000, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2001, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business for the next 12 months. However, no assurance can be given that sufficient cash will be generated from operations. The Company's cash balance was approximately $561,000 and $464,000 as of March 31, 2001 and April 30, 2001, respectively.

                           PART II. OTHER INFORMATION.
                           --------------------------

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on February 23, 2001.

(b) The following is a list of all of the Directors of the Company who were elected at the Meeting and whose term of office continued after the
     Meeting:

     Mark L. Weinstein
     Jeffrey H. Berg, Ph.D.
     Marc Berger, ChFC
     David E. Nowicki, D.M.D.
     Allan E. Rubenstein, M.D.
     David M. Stack
     James A. Taylor, Ph.D.

(c) There were present at the Meeting, in person or by proxy, 4,873,004 shares of Common Stock out of a total number of 8,190,545 shares of Common Stock issued and outstanding and entitled to vote at the Meeting.

(d) The results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

     (i) The results of the vote taken at the Meeting for the election of the nominees for the Board of Directors of the Company were as follows:

          Nominee                                For                 Withheld
          ---------------------------    --------------------    ---------------

          Mark L. Weinstein                    4,823,404              39,600
          Jeffrey H. Berg, Ph.D.               4,823,404              39,600
          Marc Berger, ChFC                    4,823,404              39,600
          David E. Nowicki, D.M.D.             4,823,404              39,600
          Allan E. Rubenstein, M.D.            4,823,404              39,600
          David M. Stack                       4,823,404              39,600
          James A. Taylor, Ph.D.               4,823,404              39,600

     (ii) A vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending September 30, 2001. The results of the vote taken at the Meeting with respect to such appointment were as follows:

                  For                Against               Abstain
          ------------------    ------------------    -----------------

              4,846,004               17,500                 9,500

ITEM 5.       OTHER INFORMATION.

     On January 2, 2001, the Company elected to convert the 416,667 shares of its Series A Stock held of record by Investment Partners of America, L.P. ("IPA") into 416,667 shares of its restricted common stock, $.00025 par value per share (the "Common Stock"). The shares of Common Stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the Series A Stock. The Company did not receive any consideration for the conversion of the Series A Stock. The Company will not receive any of the proceeds from any sales of such shares of Common Stock by IPA or its designees. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BIO-IMAGING TECHNOLOGIES, INC.



DATE:   May 11, 2001              By: /s/ Mark L. Weinstein
                                     ------------------------------------------
                                     Mark L. Weinstein, President, Chief
                                     Executive Officer and Chief Financial
                                     Officer
                                     (Principal Executive Officer and Principal
                                     Financial Officer)



DATE:   May 11, 2001              By: /s/ Maria T. Kraus
                                     ------------------------------------------
                                     Maria T. Kraus, Controller
                                     (Principal Accounting Officer)