Form 10QSB
period 2001-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2001-08-14
CIK 822418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                           Commission File No. 1-11182


                         BIO-IMAGING TECHNOLOGIES, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                           11-2872047
--------------------------------             ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


826 Newtown-Yardley Rd., Newtown, PA 18940                               18940
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (267) 757-1360
                         ------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)


     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes:  X                             No:
                     -----                              -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2001:

Class                                                Number of Shares
-----                                                ----------------

Common Stock, $.00025 par value                          8,259,212

     Transitional Small Business Disclosure Format (check one):

                 Yes:                                No:  X
                     -----                              -----

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION.

   Item 1.   Financial Statements........................................    1

          CONSOLIDATED BALANCE SHEETS
          as of June 30, 2001 and
          September 30, 2000 (unaudited).................................    2

          CONSOLIDATED  STATEMENTS  OF  OPERATIONS
          For the Nine Months Ended
          June 30, 2001 and 2000 (unaudited).............................    3

          CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended June 30, 2001 and 2000
          (unaudited)....................................................   4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended June 30, 2001 and 2000
          (unaudited)....................................................   5

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited).........................................   6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   9

          Results of Operations..........................................  10

          Liquidity and Capital Resources................................  14

PART II.  OTHER INFORMATION.

   Item 2.   Changes in Securities and Use of Proceeds...................  16

   Item 6.   Exhibits and Reports on Form 8-K............................  16

SIGNATURES   ............................................................  17

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                   (unaudited)
                                   -----------

                                                                 June 30,        September 30,
                                                                   2001              2000
                                                               -----------       ------------

                                   ASSETS
Current assets:
  Cash and cash equivalents............................        $   147,479       $   491,048
  Accounts receivable, net.............................          2,414,508         1,627,457
  Prepaid expenses and other current assets............            299,467           234,201
                                                               -----------       -----------
    Total current assets...............................          2,861,454         2,352,706

Property and equipment, net............................          1,222,850         1,292,344

Other assets ..........................................            244,557           261,762
                                                               -----------       -----------

    Total assets.......................................        $ 4,328,861       $ 3,906,812
                                                               ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................        $   513,072       $   321,113
  Accrued expenses and other current liabilities.......            166,914           229,354
  Deferred revenue.....................................          1,598,387         1,707,681
  Current maturities of long-term debt.................            190,505           150,796
                                                               -----------       -----------
    Total current liabilities..........................          2,468,878         2,408,944
Long-term debt.........................................            141,200           164,139
                                                               -----------       -----------
    Total liabilities..................................          2,610,078         2,573,083
                                                               -----------       -----------

Stockholders' equity:
  Preferred stock - $.00025 par value; authorized
   3,000,000 shares, issued and outstanding, 0 shares
   at June 30, 2001, and  416,667 shares ($500,000
   liquidation preference) at September 30, 2000.......                 --               104
  Common stock - $.00025 par value; authorized
   18,000,000 shares, issued and outstanding
   8,259,212 shares at June 30, 2001 and 7,773,878
   shares at September 30, 2000........................              2,065             1,944
  Additional paid-in capital...........................          9,274,740         9,231,497
  Accumulated deficit..................................         (7,558,022)       (7,899,816)
                                                               -----------       -----------
    Stockholders' equity...............................          1,718,783         1,333,729
                                                               -----------       -----------

    Total liabilities and stockholders' equity.........        $ 4,328,861       $ 3,906,812
                                                               ===========       ===========


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                               For the Nine Months Ended
                                                                       June 30,
                                                              2001                  2000
                                                              ----                  ----

Project revenues.................................       $     6,160,341      $     4,105,911
                                                          -------------        -------------

Cost and expenses:

    Cost of revenues.............................             3,404,374            2,705,862

    General and administrative expenses..........             1,115,190              963,965

    Sales and marketing expenses.................             1,271,924            1,138,621
                                                          -------------        -------------

Total cost and expenses..........................             5,791,488            4,808,448
                                                          -------------        -------------

Income (loss) from operations....................               368,853             (702,537)

Interest expense - net...........................               (17,059)             (54,831)
                                                          --------------       --------------

Net income (loss)................................               351,794             (757,368)

Dividends on preferred stock.....................                10,000               30,000
                                                          -------------        -------------

Net income (loss) applicable to common stock.....       $       341,794      $      (787,368)
                                                          =============        =============

Basic earnings (loss) per common share...........       $          0.04      $         (0.10)
                                                          =============        =============

Weighted average number of common shares.........             8,199,376            7,773,878
                                                          =============        =============

Diluted earnings (loss) per common share.........       $          0.04      $         (0.10)
                                                          =============        =============

Weighted average number of common
  shares and dilutive common equivalent shares...             8,383,824            7,773,878
                                                          =============        =============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                              For the Three Months Ended
                                                                       June 30,
                                                        ------------------------------------
                                                              2001                  2000
                                                              ----                  ----


Project revenues....................................    $     2,252,507      $     1,565,412
                                                          -------------        -------------

Cost and expenses:

    Cost of revenues................................          1,366,958            1,053,363

    General and administrative expenses.............            330,895              342,553

    Sales and marketing expenses....................            466,628              442,215
                                                          -------------        -------------

Total cost and expenses.............................          2,164,481            1,838,131
                                                          -------------        -------------

Income (loss) from operations.......................             88,026             (272,719)

Interest expense - net..............................             (8,123)             (34,475)
                                                          --------------       -------------

Net income (loss)...................................             79,903             (307,194)

Dividends on preferred stock........................                 --               10,000
                                                          -------------        -------------

Net income (loss) applicable to common stock........    $        79,903      $      (317,194)
                                                          =============        =============

Basic earnings (loss) per common share..............    $          0.01      $         (0.04)
                                                          =============        =============

Weighted average number of common shares............          8,217,234            7,773,878
                                                          =============        =============

Diluted earnings (loss) per common share............    $          0.01      $         (0.04)
                                                          =============        =============

Weighted average number of common
  shares and dilutive common equivalent shares......          8,484,572            7,773,878
                                                          =============        =============


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                              For the Nine Months Ended
                                                                                       June 30,
                                                                           ------------------------------
                                                                                 2001             2000
                                                                                 ----             ----
Cash flows from operating activities:
  Net income (loss) .................................................      $    351,794       $  (757,368)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization....................................           398,138           400,371
    Changes in operating assets and liabilities:
      Increase in accounts receivable................................          (787,051)         (971,160)
      Increase in prepaid expenses and other current assets..........           (65,266)          (79,939)
      Decrease (increase) in other assets............................            17,205           (48,122)
      Increase in accounts payable...................................           201,959           188,113
      Decrease in accrued expenses and other current
        liabilities..................................................           (62,440)          (12,723)
      (Decrease) increase in deferred revenue........................          (109,294)        1,148,070
                                                                            -----------        ----------
      Net cash used in operating activities..........................           (54,955)         (132,758)
                                                                            -----------        ----------

Cash flows from investing activities:
  Purchases of property and equipment................................          (193,828)         (296,214)
                                                                            -----------        ----------
      Net cash used in investing activities..........................          (193,828)         (296,214)
                                                                            -----------        ----------

Cash flows from financing activities:
  Payments on equipment lease obligations and notes payable..........          (118,046)         (643,699)
  Dividends paid to preferred stockholders...........................           (20,000)          (40,000)
  Proceeds from exercise of warrants and stock options                           43,260                --
  Proceeds from notes payable........................................                --           834,232
                                                                            -----------        ----------
      Net cash (used in) provided by financing activities............           (94,786)          150,533
                                                                            -----------        ----------

Net decrease in cash and cash equivalents............................          (343,569)         (278,439)

Cash and cash equivalents at beginning of period.....................           491,048           412,903
                                                                            -----------        ----------

Cash and cash equivalents at end of period...........................      $    147,479       $   134,464
                                                                            ===========        ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest.............................      $     24,299       $    48,377
                                                                            ===========        ==========

Supplemental Schedule of noncash investing and financing activities:
  Equipment purchased under capital lease obligations................      $    134,816       $   306,864
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

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2001 and the results of its operations and its cash flows for the nine months ended June 30, 2001 and 2000 and the results of its operations for the three months ended June 30, 2001 and 2000.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic earnings (loss) per common share was calculated based upon the net earnings (loss) available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share for the three months ended June 30, 2001 and nine months ended June 30, 2001 was calculated based upon net earnings available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period, adjusted for dilutive securities using the treasury method. Diluted loss per common share for the three months ended June 30, 2000 and nine months ended June 30, 2000 exclude the impact of convertible preferred stock, options (1,430,775 as of June 30, 2000) and warrants (66,667 as of June 30, 2000) as their inclusion would be antidilutive.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation: (continued)

     The computation of basic earnings (loss) per common share and diluted earnings (loss) per common share were as follows:

                                                   Nine Months Ended                Three Months Ended
                                                        June 30,                          June 30,
                                              ----------------------------     ----------------------------
                                                  2001             2000            2001           2000
                                              -----------      -----------     -----------     ------------

Net income (loss).................            $   351,794      $  (757,368)    $    79,903     $  (307,194)

Dividends on preferred stock......                (10,000)         (30,000)             --         (10,000)
                                               ----------       ----------      ----------      ----------

Net income (loss) applicable
  to common stock - basic.........            $   341,794      $  (787,368)    $    79,903     $  (317,194)
                                               ----------       ----------      ----------      ----------

Dilutive dividends on preferred
  stock...........................                 10,000               --              --              --
                                               ----------       ----------      ----------      ----------

Net income (loss) applicable
  to common stock - diluted.......            $   351,794      $  (787,368)    $    79,903     $  (317,194)
                                               ----------       ----------      ----------      ----------

Denominator:

Weighted average number of
  common shares...................              8,199,376        7,773,878       8,217,234       7,773,878
Basic earnings (loss)
  per common share................            $      0.04      $     (0.10)    $      0.01     $     (0.04)
                                               ==========       ==========      ==========      ==========

Denominator:

Weighted average number
  of common shares................              8,199,376        7,773,878       8,217,234       7,773,878
Common share equivalents of
  outstanding stock options and
  warrants........................                184,448               --         267,338              --
                                               ----------       ----------      ----------      ----------

Total shares......................              8,383,824        7,773,878       8,484,572       7,773,878
                                               ----------       ----------      ----------      ----------

Diluted earnings (loss) per
  common share....................            $      0.04      $     (0.10)     $     0.01     $     (0.04)
                                               ==========       ==========       =========      ==========

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

     During May and June of 2001, the Company issued an aggregate of 66,667 shares of its restricted Common Stock to IPA and its affiliate in connection with the exercise of 66,667 Class C Warrants (the "Class C Warrants") to purchase shares of Common Stock of the Company previously issued to IPA on June 26, 1996. The Class C Warrants had an exercise price equal to $.63 per share at the time of exercise, and the Company received $42,000 as proceeds for the exercise of such warrants by IPA and its affiliate.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future.

Note 3 - Long-term Debt:

     During the nine months ended June 30, 2001, the Company did not assign any accounts receivables under the accounts receivable financing agreement with Silicon Valley Bank. At June 30, 2001, the Company had no borrowings under the accounts receivable financing agreement. In July 2001, the Company assigned accounts receivable of approximately $212,000 to the Bank. At July 31, 2001, the Company had a payable balance of approximately $170,000 to the Bank.

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

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company performs services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company's project revenues will remain at levels sufficient to maintain profitability. Project revenues were generated from 51 clients encompassing 97 distinct projects for the nine months ended June 30, 2001 as compared to 38 clients encompassing 79 distinct projects for the nine months ended June 30, 2000. This represents an increase of 34.2% in clients and 22.8% in projects for the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000. The Company's contracted/committed backlog was approximately $18,500,000 as of June 30, 2001 as compared to approximately $13,500,000 as of June 30, 2000, an increase of 37.0%. Contracted/committed backlog as of July 31, 2001, was approximately $18,600,000. Contracted/committed backlog is the amount of revenue that remains to be earned and recognized on signed and agreed to contracts. Such contracts are subject to termination by the Company's clients at any time.

     The Company believes that demand for its services and technologies will grow during the long-term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical-imaging data that is derived from clinical trials and the rigorous regulatory requirements relating to the submission of this data. In addition, the Food and Drug Administration ("FDA") is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images.
Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition from commercial competitors and academic research centers, there can be no assurance that demand for the Company's services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

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

RESULTS OF OPERATIONS

     Nine Months Ended June 30, 2001 and 2000
     ----------------------------------------

     Project revenues for the nine months ended June 30, 2001 and 2000 were approximately $6,160,000 and $4,106,000, respectively, an increase of approximately $2,054,000 or 50.0%. Project revenues for the nine months ended June 30, 2001 and 2000 were derived from 51 clients encompassing 97 distinct projects and 38 clients encompassing 79 distinct projects, respectively. Two clients encompassing seven projects represented approximately 32.7% of the Company's project revenues for the nine months ended June 30, 2001. For the comparable period last year, two clients encompassing six projects represented approximately 30.7% of the Company's project revenues. No other customers accounted for more than 10% of project revenues for the nine months ended June 30, 2001 and 2000. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for the nine months ended June 30, 2001 and 2000 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the nine months ended June 30, 2001 and 2000 were approximately $3,404,000 and $2,706,000, respectively, an increase of approximately $698,000 or 25.8%. This increase is attributable to an increase in staffing levels required for project related tasks for the nine months ended June 30, 2001 and in anticipation of work to be performed on new contracts as compared to the same period in the prior year.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The increase in this percentage difference for the nine months ended June 30, 2001 from the comparable period in fiscal 2000 resulted from a higher increase in project revenues as compared to a lower increase in project related costs.

     General and administrative expenses for each of the nine months ended June 30, 2001 and 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $1,115,000 for the nine months ended June 30, 2001 and approximately $964,000 for the nine months ended June 30, 2000. The increase during the nine months ended June 30, 2001 of approximately $151,000, or 15.7%, from the corresponding fiscal 2000 period, is primarily attributable to more professional services associated with general corporate matters.

     Sales and marketing expenses for each of the nine months ended June 30, 2001 and 2000 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $1,272,000 for the nine months ended June 30, 2001 and approximately $1,139,000 for the nine months ended June 30, 2000. The increase during the nine months ended June 30, 2001 of approximately $133,000, or 11.7%, from the corresponding fiscal 2000 period, resulted primarily from expenses associated with increased marketing efforts and increased attendance at additional conferences.

     Total cost and expenses for each of the nine months ended June 30, 2001 and 2000 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $5,791,000 for the nine months ended June 30, 2001 and approximately $4,808,000 for the nine months ended June 30, 2000. Such increase of approximately $983,000, or 20.4%, is due primarily to an increase in staffing levels required to support an increase in revenues along with an increase in the Company's sales and marketing efforts and an increase in professional services associated with general corporate matters.

     Net interest expense of approximately $17,000 for the nine months ended June 30, 2001, resulted from interest expense incurred in connection with equipment lease obligations offset in part by interest earned on cash balances. Net interest expense of approximately $55,000 for the nine months ended June 30, 2000 resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in connection with equipment lease obligations.

     The Company's net income for the nine months ended June 30, 2001 was approximately $352,000, while the Company had net loss of approximately $757,000 for the nine months ended June 30, 2000. The Company's net income for the nine months ended June 30, 2001 was attributable primarily to increased revenues associated with an increase in the number of clients and projects for which the Company was engaged to perform services.

     Three Months Ended June 30, 2001 and 2000
     -----------------------------------------

     Project revenues for the quarters ended June 30, 2001 ("Third Quarter of Fiscal 2001") and 2000 ("Third Quarter of Fiscal 2000") were approximately $2,253,000 and $1,565,000, respectively, an increase of approximately $688,000 or 44.0%. The increase in project revenues is primarily a result of the increase in the Company's sales and marketing efforts over the past year. Project revenues for the Third Quarter of Fiscal 2001 and Fiscal 2000 were derived from 40 clients encompassing 75 distinct projects and 33 clients encompassing 60 distinct projects, respectively. Two clients encompassing six projects represented approximately 31.2% of the Company's project revenues for the three months ended June 30, 2001. For the comparable period last year, two clients encompassing five projects represented approximately 39.5% of the Company's project revenues. No other customers accounted for more than 10% of project revenues in each of the Third Quarter of Fiscal 2001 and Fiscal 2000. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

     Cost of revenues for each of the Third Quarter of Fiscal 2001 and Fiscal 2000 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the Third Quarter of Fiscal 2001 and Fiscal 2000 were approximately $1,367,000 and $1,053,000, respectively, an increase of approximately $314,000 or 29.8%. This increase is attributable to an increase in staffing levels required for project related tasks for the Third Quarter of Fiscal 2001 and in anticipation of work to be performed on new contracts as compared to the Third Quarter of Fiscal 2000.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The increase in this percentage difference for the Third Quarter of Fiscal 2001 from the Third Quarter of Fiscal 2000 resulted from a higher increase in project revenues as compared to a lower increase in project related costs.

     General and administrative expenses for each of the Third Quarter of Fiscal 2001 and Fiscal 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $331,000 for the Third Quarter of Fiscal 2001 and approximately $343,000 for the Third Quarter of Fiscal 2000. The decrease of approximately $12,000, or 3.5%, is primarily attributable to less professional services associated with general corporate matters.

     Sales and marketing expenses for each of the Third Quarter of Fiscal 2001 and Fiscal 2000 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $467,000 for the Third Quarter of Fiscal 2001 and approximately $442,000 for the Third Quarter of Fiscal 2000. The increase during Third Quarter of Fiscal 2001 of approximately $25,000, or 5.7%, from the Third Quarter of Fiscal 2000, resulted primarily from expenses associated with increased marketing efforts and increased attendance at additional conferences.

     Total cost and expenses for each of the Third Quarter of Fiscal 2001 and Fiscal 2000 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $2,164,000 in the Third Quarter of Fiscal 2001 and approximately $1,838,000 for the Third Quarter of Fiscal 2000. Such increase of approximately $326,000, or 17.7%, is primarily due to an increase in staffing levels required for project related tasks and an increase in the Company's sales and marketing efforts offset by a decrease in professional services associated with general corporate matters.

     Net interest expense of approximately $8,000 during the Third Quarter of Fiscal 2001, resulted from interest expense in connection with equipment lease obligations offset in part by interest earned on cash balances. Net interest expense of approximately $34,000 for the Third Quarter of Fiscal 2000 resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in conjunction with equipment lease obligations.

     The Company's net income for the Third Quarter of Fiscal 2001 was approximately $80,000, while the Company had a net loss of approximately $307,000 for the Third Quarter of 2000. The Company's net income for the Third Quarter of Fiscal 2001 was attributable primarily to increased revenues associated with an increase in the number of clients and projects for which the Company was engaged to perform services.

LIQUIDITY AND CAPITAL RESOURCES

     At  June  30,  2001,   the  Company  had  cash  and  cash   equivalents  of
approximately $147,000. Working capital at June 30, 2001 was approximately $393,000.

     Net cash used in operating activities for the nine months ended June 30, 2001 was approximately $55,000 and resulted primarily from net income of approximately $352,000, depreciation and amortization expense of approximately $398,000 and an increase in accounts payable of approximately $202,000, offset by an increase in accounts receivable of approximately $787,000 and a decrease in deferred revenue of approximately $109,000.

     For the nine months ended June 30, 2001, the Company invested approximately $194,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of fiscal 2001 will be approximately $50,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

     In December 2000, the Company paid to the holders of its Series A Convertible Preferred Stock, $.00025 par value per share (the "Series A Stock"), an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 2000 through and including December 31, 2000. On January 2, 2001, all outstanding shares of Series A Stock were converted into shares of common stock, $.00025 par value per share (the "Common Stock"), and, therefore, the Company is not obligated to make any future dividend payments on the Series A Stock.

     During the nine months ended June 30, 2001, the Company did not assign any accounts receivables under the accounts receivable financing agreement with Silicon Valley Bank (the "Bank"). At June 30, 2001, the Company had $0 borrowings with the Bank. In July 2001, the Company assigned accounts receivable of approximately $212,000 to the Bank. At July 31, 2001, the Company had a payable balance of approximately $170,000 to the Bank.

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

     During May and June of 2001, the Company issued an aggregate of 66,667 shares of its restricted Common Stock to Investment Partners of America, L.P. ("IPA") and its affiliate in connection with the exercise of 66,667 Class C Warrants (the "Class C Warrants") to purchase shares of Common Stock of the Company previously issued to IPA on June 26, 1996. The Class C Warrants had an exercise price equal to $.63 per share at the time of exercise, and the Company received $42,000 as proceeds for the exercise of such warrants by IPA and its affiliate.

     The Company anticipates that its cash and cash equivalents of $147,479 as of June 30, 2001, together with anticipated cash from operations and its accounts receivable financing agreement with the Bank, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will achieve profitability on an annual basis in the near future. The Company's past history of operating losses and together with the risks associated with the Company's ability to gain new client contracts, the variability of the timing of payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

     The Company's 2001 operating plans contain assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellation, or delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company's management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the accounts receivable financing agreement discussed above. In addition, in November 2000, the members of the Board of Directors of the Company, in their individual capacities, committed up to an aggregate amount totaling $100,000 in the form of a short-term loan, through October 1, 2001, if needed by the Company. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business for the next 12 months. However, no assurance can be given that sufficient cash will be generated from operations. The Company's cash balance was approximately $147,000 and $349,000 as of June 30, 2001 and July 31, 2001, respectively.

                           PART II. OTHER INFORMATION.
                           --------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During May and June of 2001, the Company issued an aggregate of 66,667 shares of its restricted Common Stock to IPA and its affiliate in connection with the exercise of 66,667 Class C Warrants to purchase shares of Common Stock of the Company previously issued to IPA on June 26, 1996. The Class C Warrants had an exercise price equal to $.63 per share at the time of exercise, and the Company received $42,000 as proceeds for the exercise of such warrants by IPA and its affiliate. The Company believes that the issuance of Common Stock in connection with the exercise of the Class C Warrants held by IPA was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The purchaser was an accredited investor (as defined in Rule 501 promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended), had adequate access to information about the Company and the purchaser acquired the securities for investment only and not with a view to distribution.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)       Exhibits.

    3.1       Amended and Restated Bylaws of the Company.

    (b)       Reports on Form 8-K.

              None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIO-IMAGING TECHNOLOGIES, INC.



DATE:   August 14, 2001            By: /s/ Mark L. Weinstein
                                      ------------------------------------------
                                      Mark L. Weinstein, President, Chief
                                      Executive Officer and Chief Financial
                                      Officer
                                      (Principal Executive Officer and Principal
                                      Financial Officer)



DATE:   August 14, 2001            By: /s/ Maria T. Kraus
                                      ------------------------------------------
                                       Maria T. Kraus, Controller
                                       (Principal Accounting Officer)