Form 10KSB
period 2001-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2001-12-21
CIK 822418

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

Commission File No. 1-11182

BIO-IMAGING TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2872047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
826 Newtown-Yardley Road, Newtown, Pennsylvania	18940-1721
(Address of Principal Executive Offices)	(Zip Code)

(267) 757-1360
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.00025 par value per share	Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
None

    Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State Registrant's revenues for fiscal year ended September 30, 2001:    $8,754,817

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
$4,813,902 at November 30, 2001 based on the average bid and asked prices on that date.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 2001:

Class	Number of Shares
Common Stock, $.00025 par value	8,259,212

    Transitional Small Business Disclosure Format    Yes / /  No /x/

    The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.  Business.

General

    Bio-Imaging Technologies, Inc. ("Bio-Imaging" or the "Company") is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities, which consist of computerized tomography ("CT"), magnetic resonance imaging ("MRI"), x-rays, dual energy x-ray absorptiometry ("DEXA"), position emission tomography single photon emission computerized tomography ("PET SPECT") and ultrasound.

    The Company utilizes proprietary processes and software applications in providing its services to pharmaceutical companies conducting clinical studies in which medical imaging modalities are used to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. The Company's digital image processing and computer analysis techniques enable it to make highly precise measurements and biostatistical inferences about drug or device effects. The resulting data enable the Company's clients, and their regulatory reviewers (primarily the U.S. Food and Drug Administration, (the "FDA") and European agencies) to evaluate product efficacy and safety. In addition, the Company has developed specialized computer services and software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format. The Company's services also include the regulatory submission of medical images, quantitative data and text.

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

    In September 2000, the Company offered a new service called, Bio-Imaging ETCSM. Bio-Imaging ETCSM focuses on Education, Training and Certification for medical imaging equipment, facilities and staff.

    On October 25, 2001 (the "Closing Date"), the Company acquired the Intelligent ImagingTM business unit ("Intelligent Imaging") of Quintiles, Inc., a North Carolina corporation ("Quintiles"), and a wholly-owned subsidiary of Quintiles Transnational Corporation (the "Intelligent Imaging Acquisition"). All Intelligent Imaging personnel (approximately 47) have become employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the combined Company.

    Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry, a line of business the Company intends to continue. In the Intelligent Imaging Acquisition, the Company acquired substantially all of the assets of Intelligent Imaging and assumed certain liabilities of Intelligent Imaging.

    The assets acquired included Intelligent Imaging's customer contracts, equipment, permits, leases and proprietary rights. In consideration for the assets purchased, the Company issued an unsecured, subordinated convertible promissory note, dated as of October 25, 2001, in the principal amount of $1,000,000 (the "Note"). The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the Three-Month London Interbank Offering Rate as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. The Note, which is payable in quarterly installments with respect to fifty percent (50%) of the aggregate principal amount together with all outstanding interest, matures thirty-six (36) months from the Closing Date and is convertible, in whole or in part, by Quintiles any time prior to maturity into shares of the Company's common stock, $0.00025 par value (the "Common Stock"). The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note ($1,000,000 as of October 25, 2001), plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's Common Stock over the ten consecutive trading days ending prior to the date of conversion, or (ii) $0.906 per share. Accordingly, the Note is convertible into a maximum of 1,103,753 shares of Common Stock. As of October 25, 2001, the Note was convertible into 1,103,753 shares of Common Stock (assuming a conversion price of $0.906 per share as of October 25, 2001). The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of Common Stock which is to be paid out no later than February 15, 2003). The Company also assumed certain liabilities of Intelligent Imaging, including all obligations of Intelligent Imaging arising after the closing under certain contracts and unearned income reflected on the closing balance sheet.

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

    The Company performs image analyses on client data using internally developed or specially configured software. The Company measures key indicators of drug efficacy in different organs and disease states. The results from image analysis derived in Bio-Imaging facilities are transferred to databases that can be transmitted electronically to the Company's clients, or integrated directly into the Company's Bio/ImageBase® package for regulatory submission on the client's behalf.

  Information Management Services

    Bio-Imaging's information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials. The Company's Computer Assisted Masked Reading ("CAMRTM") systems offer numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.

    Using the Company's CAMRTM systems, independent medical specialists can review medical image data from clinical trials in a digital format. The CAMRTM systems can display all modalities of medical image data, regardless of source equipment. In addition, the systems can display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients' responses to therapy or to determine if patients qualify for studies. By using the CAMRTM systems to read and evaluate image data, medical specialists can achieve greater reading speed than is possible with film, and can perform evaluations in a more objective, reproducible manner.

    The Company has also developed remote CAMRTM ("rCAMRTM") systems which are located on the premises, either home or office, of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. Historically, the CAMRTM systems have been utilized to determine efficacy of the compounds being studied. More recently, clients are requesting Bio-Imaging to provide "real-time" reads for inclusion/exclusion criteria, or safety reads. The Company believes that the rCAMRTM system is the optimal tool for this type of work because it allows Bio-Imaging, at the client's discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert's office or home.

    The Company has developed a proprietary image database software application, Bio/ImageBase®, that enables the Company's clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM disks, Bio/ImageBase® allows clients and their FDA medical reviewers to review medical images and related clinical data. The Company believes that Bio/ImageBase® offers the potential to decrease review time, resulting in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices.

    The Company's Bio/ImageBase® software has been installed at client sites and on certain computer systems at the FDA. The Company has been using its Bio/ImageBase® software to submit medical images and related data to the FDA since mid-1993. In March 1996, Bio/ImageBase® was cited in the FDA's 1996 Computer-Assisted Product License Application Guidance Manual as an acceptable database for submission of imaging data.

  Education, Training and Certification

    Bio-Imaging ETCSM focuses on Education, Training and Certification for medical imaging equipment, facilities and staff. A program of Instrument Quality Control ("IQC") will provide physicians with a method of ensuring that systems operate to specifications on a continual basis. This program is designed to protect the accuracy of diagnostic interpretation of bone density data and give the physicians current and in-depth feedback on the status of their instruments. In addition, Bio-Imaging ETCSM will train entry-level physicians and allied health professionals in routine clinical practice.

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

  Phase III Clinical Trials

    Phase III clinical trials are generally conducted over one to four years and involve efficacy and safety studies in broader populations of hundreds or thousands of patients and many investigational sites (hospitals and clinics). These trials are sometimes referred to as pivotal studies for submission to the regulatory agencies. Generally, Phase III studies are intended to provide additional information on drug safety and efficacy, an evaluation of the risk-benefit of the drug and information for the adequate labeling of the product.

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

  •
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

  •
  Consolidation, restructuring and downsizing in the pharmaceutical industry in response to downward pressure on certain pharmaceutical and biotechnology companies' drug prices has resulted in increased outsourcing of certain research and development activities. Currently, over $5 billion in research services are outsourced to clinical contract research organizations. Industry estimates place growth of outsourcing between 15% to 20% per year for at least the next three years.

  •
  Overall, growth in pharmaceutical and biotechnology research and development spending is fairly non-cyclical. As a result, the Company believes that outsourcing of development activities should continue to remain steady.

  •
  New classes of drugs to treat conditions traditionally evaluated by imaging are entering or progressing through the clinical development pipeline, leading to increased demand for medical imaging-related services. In addition, the Company believes digital technologies for data acquisition and management are rapidly penetrating the radiology community.

  •
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

  •
  The Company also believes that, because of its extensive experience and expertise, it can consistently deliver these specialized development services more quickly and efficiently than a pharmaceutical or biotechnology company could perform internally.

Intellectual Property

    Proprietary protection for the Company's computer-imaging programs, processes and know-how is important to its business. Bio-Imaging has developed certain technically derived procedures and computer software applications that are intended to increase the effectiveness and quality of its services. The Company relies upon trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company has obtained registered trademark protection for the Bio/ImageBase® and has claimed trademark protection for CAMRTM, rCAMRTM and Intelligent ImagingTM. The Company holds patents for the two DEXA phantoms, titled Spine and Variable Composition Phantoms, which it sells to trial sites. The Company has registered its Stylized Man Design with the U.S. Patent and Trademark Office. Furthermore, Bio-Imaging requires all employees, consultants and contractors to execute confidential disclosure agreements as a condition of employment or engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of trade secrets or other confidential information. In addition, to the extent the Company relies on trade secrets and know-how to maintain its competitive technological position, there can be no assurance that others may not develop independently the same, similar or superior techniques. Although the Company's intellectual property rights are important to the results of its operations, the Company believes that other factors such as independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to its clients.

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

    In October 1998, the FDA released a draft guidance for the industry relating to how medical imaging should be defined, handled and evaluated in clinical trials. In June 2000, the FDA released another draft guidance which provided more details on the October 1998 draft guidance. The Company believes that the guidance documents comports with the methodologies and processes utilized by the Company in providing medical information management services for its clients.

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

Competition

    As a sign of growth in the clinical trials-related medical imaging services business, the Company continues to experience competition from commercial competitors and academic research centers. As competition increases, Bio-Imaging will look to provide value-added services and undertake marketing and sales programs to differentiate its services based on its expertise and experience in specific therapeutic and diagnostic areas, its technological expertise and regulatory and clinical development experience, its quality performance and its international capabilities. Competition in the Company's industry has resulted in additional pressure being placed on price, service and quality. Although the Company believes that it is well positioned against its competitors due to its experience in clinical trials and regulatory compliance along with its international presence, there can be no assurance that the Company's competitors or clients will not provide or develop services similar or superior to those provided by the Company. Any such competition could have a material adverse impact on the Company. The Company's competitive position also depends upon its ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how.

Marketing and Sales

    Bio-Imaging provides and markets its services on an international basis primarily to pharmaceutical and biotechnology companies. The Company's sales and marketing activities are directed by a Vice President of Business Development, and supported by in-house staff and field business development personnel.

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

Significant Clients

    During fiscal 2001, two clients accounted for approximately 34% of the Company's project revenues encompassing nine projects. No other customers accounted for more than 10% of project revenues. These contracts are terminable by the Company's clients at any time and for any reason. The loss of such clients, or a reduction in services provided to such clients, would have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

    As of September 30, 2001, the Company had 90 employees, five of whom are officers of the Company. As a result of the Acquisition, the Company had 137 employees as of October 25, 2001.

    Of the Company's employees, as of September 30, 2001, nine were engaged in sales and marketing, 75 were engaged in client related projects and six were engaged in administration and management. A significant number of the Company's management and professional employees have prior industry experience. Bio-Imaging believes that it has been successful in attracting skilled and experienced personnel, however, competition for such personnel is intensifying. Although all of the Company's employees are covered by confidentiality and non-competition agreements, there can be no assurance that such agreements will be enforceable. Bio-Imaging has entered into an employment contract with one of its executive officers. See "Item 10. Executive Compensation." Bio-Imaging considers relations with its employees to be good.

Item 2.  Properties.

    The Company leases approximately 17,000 square feet of office space located in Newtown, Pennsylvania. This lease expires January 2005 and provides for a fixed base rent of approximately $26,000 per month with an annual inflation increase. The Company also leases approximately 5,000 square feet of additional office space located in Newtown, Pennsylvania for approximately $3,000 per month in base rent expiring November 2002. In addition, the Company leases approximately 4,000 square feet of office space in Leiden, the Netherlands. This lease, denominated in Netherland guilders, expires February 14, 2003 and provides for a base rent of approximately $4,700, based upon the conversion rate as of November 30, 2001, per month with an annual inflation increase. In connection with the Intelligent Imaging Acquisition in October 2001, the Company assumed a lease for approximately 12,000 square feet in Plymouth Meeting, Pennsylvania, with a base rent of approximately $17,000 per month through December 2002. The Company is currently negotiating rates for additional space in Newtown, Pennsylvania for approximately 11,000 square feet. The Company believes that these facilities will be adequate for its needs for the foreseeable future.

Item 3.  Legal Proceedings.

    In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.

    The Company's Common Stock is listed on the NASD OTC Bulletin Board under the Symbol BITI.

    The following table sets forth the high and low bid quotations for the Common Stock as reported on the NASD OTC Bulletin Board (the "OTCBB") for each of the quarters ended December 31, 1999 through September 30, 2001. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
Quarter Ended
	High	Low
December 31, 1999	0.3438	0.2813
March 31, 2000	1.7813	0.2813
June 30, 2000	1.0625	0.5313
September 30, 2000	1.0000	0.5000
December 31, 2000	0.9375	0.5000
March 31, 2001	0.9375	0.5625
June 30, 2001	1.1563	0.6563
September 30, 2001	1.2188	0.7969

    The Company's Common Stock also has been listed on the Boston Stock Exchange ("BSE") under the symbol BIT.

    The following table sets forth the high and low sales prices for the Common Stock as reported on the BSE for each of the quarters from the quarter ended December 31, 1999 through September 30, 2001.(1)

	Common Stock
Quarter Ended
	High	Low
December 31, 1999(2)	—	—
March 31, 2000(2)	—	—
June 30, 2000	.72	.72
September 30, 2000(2)	—	—
December 31, 2000	.75	.63
March 31, 2001	.75	.75
June 30, 2001(2)	—	—
September 30, 2001(2)	—	—

(1)
The prices from December 31, 1999 to September 30, 2000 have been restated to reflect high and low sales prices.

(2)
Although the Company's Common Stock remains listed on the BSE, it was not traded during these quarters.

    As of November 30, 2001, the approximate number of holders of record of the Common Stock was 123 and the approximate number of beneficial holders of the Common Stock was 1459.

    On January 2, 2001, the Company elected to convert the 416,667 shares of its Series A Convertible Preferred Stock, $.00025 par value per share (the "Series A Stock"), held of record by Investment Partners of America, L.P. ("IPA") into 416,667 shares of its restricted Common Stock. The shares of Common Stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the Series A Stock. The Company did not receive any consideration for the conversion of the Series A Stock. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock.

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

    On October 25, 2001, in connection with the Intelligent Imaging Acquisition, the Company issued the Note in the principal amount equal to $1,000,000. The Note is convertible into a maximum of 1,103,753 shares of Common Stock.

    The Company believes that the issuance of the forgoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Each purchaser was an accredited investor (as defined in Rule 501 promulgated by the Securities and Exchange Commission pursuant to the Securities Act), had adequate access to information about the Company and each purchaser acquired the securities for investment only and not with a view to distribution.

    The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings which the Company may realize will be retained to finance the growth of the Company.

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

    The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company performs services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company's project revenues will remain at levels sufficient to maintain profitability. Project revenues were generated from 53 clients encompassing 111 distinct projects for fiscal 2001 as compared to 42 clients encompassing 91 distinct projects for fiscal 2000. This represents an increase of 26.2% in clients and 22.0% in projects for fiscal 2001 as compared to fiscal 2000. The Company's contracted/committed backlog was approximately $20,972,000 as of September 30, 2001 as compared to approximately $17,518,000 as of September 30, 2000, an increase of 19.9%. The Company had contracted/committed backlog of approximately $26,896,000 as of November 30, 2001. Contracted/committed backlog is the amount of revenue that remains to be earned and recognized on signed and agreed to contracts. Such contracts are subject to termination by the Company's clients at any time or for any reason. There can be no assurance that the Company can attain such revenue levels from these contracts or that such revenue may be recognized within the next fiscal year, if at all.

    The Company believes that demand for its services and technologies will grow during the long-term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical-imaging data that is derived from clinical trials and the rigorous regulatory requirements relating to the submission of this data. In addition, the FDA is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes, such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition from commercial competitors and academic research centers, there can be no assurance that demand for the Company's services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

    Certain matters discussed in this Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In particular, the Company's statements regarding the demand for the Company's services and technologies, integration of the Intelligent Imaging business into the Company, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts, the favorable impact of the FDA's initiatives to streamline and accelerate its review process and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

  Fiscal Years Ended September 30, 2001 and 2000

    Project revenues for fiscal 2001 and fiscal 2000 were approximately $8,755,000 and $5,772,000, respectively, an increase of approximately $2,983,000, or 51.7%. The increase in project revenues is primarily a result of the increase in the number of clients and projects for which the Company was engaged to perform services. This increase resulted primarily from the increase in the Company's sales and marketing efforts over the past year. The Company's scope of work in both periods included medical imaging core laboratory services and image-based information management services.

    Cost of revenues for fiscal 2001 and fiscal 2000 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues were approximately $4,807,000 for fiscal 2001 and approximately $3,619,000 for fiscal 2000, an increase of approximately $1,188,000, or 32.8%. This increase is attributable to an increase in staffing levels required for project related tasks for fiscal 2001 and in anticipation of work to be performed on new contracts as compared to fiscal 2000.

    The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The increase in this percentage difference for fiscal 2001 from fiscal 2000 resulted from a higher increase in project revenues as compared to a lower increase in project related costs due to better utilization by the Company.

    General and administrative expenses for fiscal 2001 and fiscal 2000 consisted primarily of salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $1,597,000 for fiscal 2001 and approximately $1,276,000 for fiscal 2000. The increase for fiscal 2001, of approximately $321,000, or 25.2%, from fiscal 2000, is primarily attributable to the increase in infrastructure to support the business growth and professional services associated with general corporate matters.

    Sales and marketing expenses for fiscal 2001 and fiscal 2000 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $1,741,000 for fiscal 2001 and approximately $1,478,000 for fiscal 2000. The increase for fiscal 2001, of approximately $263,000, or 17.8%, from fiscal 2000, resulted primarily from additional expenses associated with increased marketing efforts and increased attendance at additional conferences.

    Total costs and expenses during fiscal 2001 and fiscal 2000 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing. The Company's cost and expenses were approximately $8,145,000 in fiscal 2001 and $6,373,000 in fiscal 2000. Such increase of approximately $1,772,000, or 27.8%, is due primarily to an increase in staffing levels required to support an increase in revenues, an increase in the Company's sales and marketing efforts, an increase in infrastructure to support the business growth and professional services associated with general corporate matters.

    Net interest expense of approximately $33,000 during fiscal 2001, resulted from interest expense incurred in connection with equipment lease obligations offset in part by interest earned on cash balances. Net interest expense of approximately $92,000 for fiscal 2000 resulted from interest expense incurred in the assignment of accounts receivable and interest expense incurred in connection with equipment lease obligations.

    The income tax benefit represents a reduction in the Company's valuation allowance of $442,000 offset by a state income tax provision of approximately $100,000. Management has determined that it is more likely than not that a portion of the Company's federal net operating loss carryforwards will be realized in the future. The determination took into account that the Company has been profitable for the last five quarters and the Company's 2002 budget. If the Company's profitability continues and subsequent years budgets project income, management will further reduce the existing valuation allowance that relates to the federal net operating loss carryforward. The state income tax provision relates to the state of Pennsylvania where the Company has no net operating loss carryforwards.

    The Company's net income for fiscal 2001 was approximately $919,000, while the Company had a net loss of approximately $692,000 for fiscal 2000. The Company's net income for fiscal 2001 was attributable primarily to increased revenues associated with an increase in the number of clients and projects for which the Company was engaged to perform services and the income tax benefit of $342,000.

Liquidity and Capital Resources

    At September 30, 2001, the Company had cash and cash equivalents of approximately $545,000. Working capital at September 30, 2001 was approximately $982,000.

    Net cash provided by operating activities for fiscal 2001 was approximately $473,000. This primarily consists of net income in fiscal 2001 of approximately $919,000, depreciation and amortization of approximately $567,000, an increase in accrued expenses and other liabilities of approximately $236,000 and an increase in deferred revenue of approximately $112,000 offset by an increase in accounts receivable of approximately $992,000 and the deferred income taxes of $417,000. The growth in receivables is attributed to the growth in revenues in fiscal 2001.

    For fiscal 2001, the Company invested approximately $267,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the next fiscal year will approximate $400,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

    In December 2000, the Company paid to the holders of its Series A Convertible Preferred Stock, $.00025 par value per share (the "Series A Stock"), an aggregate amount of $20,000, which amount represented accrued cumulative dividends for the period from July 1, 2000 through and including December 31, 2000. On January 2, 2001, all outstanding shares of Series A Stock were converted into Common Stock, and, therefore, the Company is not obligated to make any future dividend payments on the Series A Stock.

    In December 1999, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank ("Silicon Valley Bank" or the "Bank"), whereby, the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. The Bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the Bank, the balance of the assigned accounts receivable would be remitted to the Company net of the Bank's finance charges and administration fees. Although the agreement is contractually renewable each year, it is cancelable by the Bank at any time. In fiscal 2001, the Company assigned accounts receivable of approximately $212,000 to the Bank. At September 30, 2001, the Company had repaid its borrowings and had a $0 balance with the Bank. A 1.00% administrative fee of the face amount of the assigned receivable was charged by the Bank along with a 1.75% finance charge per month of the average daily account balance outstanding.

    Also, in April 2001 and July 2001, the Company entered into equipment lease obligations consisting of monthly installments of $4,424 and $1,640, respectively, including interest at 10.61% for both leases through March 2004 and June 2004. The debt is collateralized by the related equipment.

    In October 2001, in connection with the Intelligent Imaging Acquisition, the Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of $500,000 on November 1, 2004, unless the Note is previously converted.

    The Company anticipates that its cash and cash equivalents, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will continue to maintain profitability on an annual basis. Operating losses together with the risks associated with the Company's ability to gain new client contracts, the variability of the timing of milestone payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

    The Company's 2002 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the accounts receivable financing agreement. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations. The Company's cash balance was approximately $545,000 and $1,181,000 as of September 30, 2001 and November 30, 2001, respectively.

New Accounting Requirements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 became effective for the fourth quarter of fiscal year 2001. The Company's adoption of SAB 101 did not have a material impact on its consolidated results of operations or financial position.

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company is not required to adopt these standards until January 1, 2002, until which time the Company will continue to amortize its existing goodwill and intangible assets. The Company does not expect that the adoption of these standards will have a material effect on its consolidated results of operations or financial position.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company does not expect that the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, will have a material effect on its consolidated results of operations or financial position.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt the standard on January 1, 2002, and does not expect that the adoption of SFAS No. 144 will have a material effect on its consolidated results of operations or financial position.

Existing Contracts

    During fiscal 2001, the Company signed approximately $15,375,000 in new project contracts as compared to approximately $12,819,000 in fiscal 2000. As of September 30, 2001, the Company had entered into agreements with 42 companies, encompassing 83 projects, to provide services in the aggregate amount of approximately $33,669,000 through December 2008, of which services valued at approximately $20,972,000 remain to be completed. Such contracts are subject to termination by the Company or its clients at any time or for any reason. In addition, client's clinical trials or other projects are subject to timing and scope changes. Therefore, future revenue generated by the Company may not equal initial contract values.

European Monetary Union

    Currently, twelve (12) of the fifteen (15) member countries of the European Union set fixed conversion rates between their existing legacy currencies and the euro. As such, these participating countries have agreed to adopt the euro as their common legal currency. The twelve (12) participating countries will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. Euro coins are currently in circulation and euro notes will be issued on January 1, 2002. Both euro and existing legacy currencies may be used for all transactions until December 31, 2001. Thereafter, all non-cash transactions must be in euro. Existing legacy currencies may be used for cash transactions until approximately January or February 2002 depending on the particular country. There can be no assurance, however, that such euro conversion will not adversely affect the Company's business, financial condition, results of operations or cash flows.

Change in Fiscal Year

    On November 6, 2001, the Company's Board of Directors approved a change in the Company's fiscal year-end from September 30 to December 31.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 10.  Executive Compensation.

    The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.  Certain Relationships and Related Transactions.

    The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.  Exhibits, List, and Reports on Form 8-K.

  (a)
  (1)  Financial Statements.

    Reference is made to the Index to Financial Statements on Page F-1.

  (a)
  (2)  Financial Statement Schedules.

    None.

  (a)
  (3)  Exhibits.

    Reference is made to the Index to Exhibits on Page 24.

  (b)
  Reports on Form 8-K.

    Report on Form 8-K filed on November 9, 2001 (reporting Intelligent Imaging Acquisition on October 25, 2001).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of December, 2001.

BIO-IMAGING TECHNOLOGIES, INC.
BY:	/S/ MARK L. WEINSTEIN Mark L. Weinstein, President, Chief Executive Officer and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK L. WEINSTEIN Mark L. Weinstein	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive and financial officer)	December 21, 2001
/s/ MARIA T. KRAUS Maria T. Kraus	Controller (principal accounting officer)	December 21, 2001
/s/ JEFFREY H. BERG, PH.D. Jeffrey H. Berg, Ph.D.	Director	December 21, 2001
/s/ MARC BERGER, CHFC Marc Berger, ChFC	Director	December 21, 2001
/s/ DAVID E. NOWICKI, D.M.D. David E. Nowicki, D.M.D.	Chairman of the Board and Director	December 21, 2001
/s/ ALLEN RUBENSTEIN, M.D. Allen Rubenstein, M.D.	Director	December 21, 2001
/s/ DAVID STACK David Stack	Director	December 21, 2001
/s/ PAULA B. STAFFORD Paula B. Stafford	Director	December 21, 2001
/s/ JAMES A. TAYLOR, PH.D. James A. Taylor, Ph.D.	Director	December 21, 2001

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Asset Purchase Agreement dated October 25, 2001, by and between the Company and Quintiles. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 25, 2001.)
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
3.2	Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended June 30, 2001.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)
4.2
Registration Agreement dated October 13, 1994 between the Company and Corning Pharmaceuticals Services Inc., now Covance, Inc. ("Covance"). (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 13, 1994.)
4.3
Convertible Promissory Note, dated October 25, 2001, made by the Company payable to Quintiles. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 25, 2001.)
10.1†	Lease between the Plymouth Woods and the Company dated December 8, 1997, as amended on February 25, 1999.
10.2*	1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)
10.3*	401(k) Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)
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

10.8
Accounts Receivable Purchase Agreement dated December 23, 1999 between Silicon Valley Bank and the Company. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999).
10.9
Office Space Lease dated September 11, 2000 between Angelo Investment Company and the Company. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on 10-KSB for the fiscal year ended September 30, 2000.)
21	List of Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.)
23.1†	Consent of Arthur Andersen LLP.

*
A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

†
Included herewith.

(b)
Financial Statement Schedules.

    None.

Bio-Imaging Technologies, Inc. and Subsidiaries

F–1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Bio-Imaging Technologies, Inc.:

    We have audited the accompanying consolidated balance sheets of Bio-Imaging Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Princeton, New Jersey
October 31, 2001

F–2

Bio-Imaging Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$545,345	$491,048
Accounts receivable, net of allowance for doubtful accounts of $65,000 in 2001 and 2000	2,318,316	1,326,193
Prepaid expenses and other current assets	209,438	234,201
Deferred income taxes	417,000	—

Total current assets	3,490,099	2,051,442
Property and equipment, net	1,206,957	1,292,344
Other assets	224,219	261,762

Total Assets	$4,921,275	$3,605,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$326,577	$321,113
Accrued expenses and other current liabilities	465,557	229,354
Deferred revenue	1,518,288	1,406,417
Current maturities of long-term debt	197,357	150,796

Total current liabilities	2,507,779	2,107,680
Long-term debt	127,307	164,139

Total liabilities	2,635,086	2,271,819

Stockholders' Equity:
Convertible cumulative preferred stock—$.00025 par value; authorized 3,000,000 shares, issued and outstanding 0 shares at September 30, 2001 and 416,667 shares ($500,000 liquidation preference) at September 30, 2000	—	104
Common stock—$.00025 par value; authorized 18,000,000 shares, issued and outstanding 8,259,212 shares at September 30, 2001 and 7,773,878 shares at September 30, 2000	2,065	1,944
Additional paid-in capital	9,274,740	9,231,497
Accumulated deficit	(6,990,616)	(7,899,816)

Stockholders' equity	2,286,189	1,333,729

Total Liabilities and Stockholders' Equity	$4,921,275	$3,605,548

The accompanying notes are an integral part of these balance sheets.

F–3

Bio-Imaging Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended September 30,
	2001	2000
Project revenues	$8,754,817	$5,772,443

Cost and expenses:
Cost of revenues	4,806,978	3,619,343
General and administrative expenses	1,596,918	1,275,669
Sales and marketing expenses	1,740,956	1,477,841

Total cost and expenses	8,144,852	6,372,853

Income (loss) from operations	609,965	(600,410)
Interest expense, net	(32,765)	(92,021)

Income (loss) before income tax benefit	577,200	(692,431)
Income tax benefit	342,000	—

Net income (loss)	919,200	(692,431)
Dividends on preferred stock	10,000	40,000

Net income (loss) applicable to common stock	$909,200	$(732,431)

Basic earnings (loss) per common share	$0.11	$(0.09)

Weighted average number of common shares	8,108,043	7,773,878

Diluted earnings (loss) per common share	$0.11	$(0.09)

Weighted average number of common shares and dilutive common equivalent shares	8,309,000	7,773,878

The accompanying notes are an integral part of these statements.

F–4

Bio-Imaging Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 1999	416,667	$104	7,773,878	$1,944	$9,231,497	$(7,167,385)	$2,066,160
Dividends on preferred stock	—	—	—	—	—	(40,000)	(40,000)
Net loss	—	—	—	—	—	(692,431)	(692,431)

Balance at September 30, 2000	416,667	104	7,773,878	1,944	9,231,497	(7,899,816)	1,333,729
Preferred stock conversion	(416,667)	(104)	416,667	104			—
Stock options exercised			2,000	1	1,260		1,261
Warrants exercised			66,667	16	41,983		41,999
Dividends on preferred stock	—	—	—	—	—	(10,000)	(10,000)
Net income	—	—	—	—	—	919,200	919,200

Balance at September 30, 2001	—	$—	8,259,212	$2,065	$9,274,740	$(6,990,616)	$2,286,189

The accompanying notes are an integral part of these statements.

F–5

Bio-Imaging Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$919,200	$(692,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	566,693	565,249
Deferred income taxes	(417,000)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(992,123)	(88,447)
Decrease (increase) in prepaid expenses and other current assets	24,763	(96,074)
Decrease (increase) in other assets	7,647	(112,034)
Increase in accounts payable	15,464	186,428
Increase (decrease) in accrued expenses and other current liabilities	236,203	(25,211)
Increase in deferred revenue	111,871	864,484

Net cash provided by operating activities	472,718	601,964

Cash flows from investing activities:
Purchases of property and equipment	(267,413)	(340,579)

Net cash used in investing activities	(267,413)	(340,579)

Cash flows from financing activities:
Payments under equipment lease obligations and notes payable	(343,810)	(1,501,971)
Dividends paid to preferred stockholders	(20,000)	(40,000)
Proceeds from notes payable	169,542	1,358,731
Proceeds from exercise of warrants and stock options	43,260	—

Net cash used in financing activities	(151,008)	(183,240)

Net increase in cash and cash equivalents	54,297	78,145
Cash and cash equivalents at beginning of year	491,048	412,903

Cash and cash equivalents at end of year	$545,345	$491,048

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$40,417	$93,721

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$183,997	$306,864
Preferred stock conversion	$104	—

The accompanying notes are an integral part of these statements.

F–6

Bio-Imaging Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Principal Business Activity and Significant Accounting Policies

Description of Business and Future Operations

    Bio-Imaging Technologies, Inc. and Subsidiaries ("Bio-Imaging" or the "Company") is a pharmaceutical contract service organization, operating in one business segment, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography ("CT"), magnetic resonance imaging ("MRI"), x-rays, dual energy x-ray absorptiometry ("DEXA"), position emission tomography single photon emission computerized tomography ("PET SPECT") and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.

    The Company's fiscal 2002 operating plan contains assumptions regarding revenues, expenses and cash flows. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to obtain and perform work on new projects. Project cancellations, delays in the timing of work performed by the Company on existing projects or the inability of the Company to obtain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the accounts receivable financing agreement. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Oxford Bio-Imaging Research, Inc. and Bio-Imaging Technologies Holding B.V. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

    The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital lease obligations approximate fair value due to their short-term nature.

F–7

Cash and Cash Equivalents

    The Company maintains cash in excess of FDIC insurance limits in certain financial institutions. The Company considers cash equivalents to be highly liquid investments with a maturity at the time of purchase of three months or less.

Revenue Recognition

    Project revenues are recognized primarily using the percentage-of-completion method of accounting for services rendered in connection with contractual arrangements, which generally range from a few months to two years. Provisions for losses expected to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Unbilled services are recorded for revenue recognized to date that is currently unbilled to the client pursuant to contractual terms. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable within one year from the respective balance sheet date. Accounts receivable include approximately $449,000 and $469,000 of unbilled receivables at September 30, 2001 and 2000, respectively. Deferred revenue is recorded for cash received from clients for services which have not yet been provided at the respective balance sheet date. Revenue from other activities is recognized as services are performed.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 became effective for the fourth quarter of fiscal year 2001. The Company's adoption of SAB 101 did not have a material impact on its consolidated results of operations or financial position.

Property and Equipment

    Depreciation of property and equipment is provided for using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the related lease term.

Capitalized Software Development

    The Company capitalizes software development costs after technological feasibility has been determined and ceases capitalization at such time as the end product is available for general release to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. The Company capitalized approximately $123,000 and $47,000 of software development costs during 2001 and 2000, respectively. At September 30, 2001, management has estimated an economic useful life of 60 months and is amortizing these costs on a straight-line basis over this period. The amortization period is reviewed annually by management. Capitalized software development costs, net of accumulated depreciation, approximated $145,000 and $44,000 as of September 30, 2001 and 2000, respectively, and are included in property and equipment in the accompanying consolidated balance sheets.

F–8

Long Lived Assets

    The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exist if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. The Company does not believe that any such changes in circumstances have occurred.

Income Taxes

    The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method where deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities at currently enacted tax laws and rates.

Foreign Currency Translation

    The U.S. Dollar is the functional currency for the Company's foreign subsidiaries.

Earnings Per Share

    SFAS No. 128 "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings (loss) per common share was calculated by dividing the net income (loss) available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share was calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding, adjusted for the effect of options and warrants using the treasury method, if dilutive. Diluted loss per common share for the years ended September 30, 2001 and 2000 excludes 1,539,253 and 1,479,627 of options and warrants, respectively, as their inclusion would be antidilutive.

F–9

    The computation of basic earnings (loss) per common share and diluted earnings (loss) per common share is as follows:

	Year Ended September 30, 2001	Year Ended September 30, 2000
Net income (loss)	$919,200	$(692,431)
Dividends on preferred stock	(10,000)	(40,000)

Net income (loss) applicable to common stock—basic	$909,200	$(732,431)

Dilutive dividends on preferred stock	10,000	—

Net income (loss) applicable to common stock—diluted	$919,200	$(732,431)

Denominator:
Weighted average number of common shares	8,108,043	7,773,878
Basic earnings (loss) per common share	$0.11	$(0.09)

Denominator:
Weighted average number of common shares	8,108,043	7,773,878
Common share equivalents of outstanding stock options and warrants	200,957	—

Total	8,309,000	7,773,878

Diluted earnings (loss) per common share	$0.11	$(0.09)

Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company is not required to adopt these standards until January 1, 2002, until which time the Company will continue to amortize its existing goodwill and intangible assets. The Company does not expect that the adoption of these standards will have a material effect on its consolidated results of operations or financial position.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company does not expect that the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, will have a material effect on its consolidated results of operations or financial position.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after

F–10

December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt the standard January 1, 2002, and does not expect that the adoption of SFAS No. 144 will have a material effect on its consolidated results of operations or financial position.

Reclassifications

    Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation.

2.  Property and Equipment

    Property and equipment, at cost, consists of the following:

	September 30,
			Estimated Useful Life
	2001	2000
Equipment	$2,350,533	$2,253,935	5 years
Equipment under capital leases	857,057	673,060	5 years
Furniture and fixtures	223,834	187,853	7 years
Leasehold improvements	55,811	48,391	Term of lease
Computer software costs	170,142	46,667	5 years

	3,657,377	3,209,906
Less accumulated depreciation and amortization	(2,450,420)	(1,917,562)

	$1,206,957	$1,292,344

    During 2000, the Company retired property and equipment of approximately $2,049,000 that was fully depreciated. Accumulated depreciation related to equipment acquired under capital leases amounted to approximately $462,000 and $363,000 at September 30, 2001 and 2000, respectively. Accumulated amortization related to computer software costs amounted to approximately $26,000 and $3,000 at September 30, 2001 and 2000, respectively.

3.  Long-term Debt

    Long-term debt consists of equipment lease obligations. The equipment lease obligations are payable in monthly installments ranging from $1,170 to $4,961, including interest at rates ranging from 10.24% to 13.75%, through June 2004. The debt is collateralized by the related equipment.

    Aggregate maturities of long-term debt at September 30, 2001 are as follows:

2002	$197,357
2003	90,351
2004	36,956

$324,664

F–11

    In December 1999, the Company entered into an accounts receivable purchase agreement with a bank, whereby, the Company may assign up to $500,000 of eligible accounts receivable to the bank. The bank, in turn, would advance the Company up to 80% of the assigned accounts receivable amount. In March 2000, the bank increased the eligible accounts receivable to $1,000,000. Although the agreement is contractually renewable each year, it is cancelable by the bank at any time. During 2001 and 2000, the Company assigned accounts receivable of approximately $212,000 and $1,698,000 to the bank of which all has been repaid to the bank. At September 30, 2001 and 2000, the Company had no borrowings under the accounts receivable purchase agreement.

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

    The following table summarizes the transactions pursuant to the Company's stock option plan for the two-year period ended September 30, 2001:

	Number of Options	Weighted Average Exercise Price
Options outstanding at September 30, 1999	1,192,370	$1.44
Options granted	329,340	0.89
Options canceled	(108,750)	0.93

Options outstanding at September 30, 2000	1,412,960	1.49
Options granted	355,500	0.78
Options exercised	(2,000)	0.63
Options canceled	(26,250)	0.84

Options outstanding at September 30, 2001	1,740,210	$1.18

    Approximately 1,276,000 and 932,000 options are exercisable at September 30, 2001 and 2000, respectively, at a weighted average exercise price of $1.30 and $1.49, respectively.

    The Company has elected, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to apply the accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS 123. If the Company had elected to recognize compensation cost based on the fair value method of SFAS 123, the

F–12

Company's net loss applicable to common stock and net loss per common share for the years ended September 30, 2001 and 2000 would have been the pro forma amounts indicated in the following table:

	Year ended September 30,
	2001	2000
Net income (loss) applicable to common stock—as reported	$909,200	$(732,431)
Net income (loss) applicable to common stock—pro forma	$657,926	$(789,881)
Net income (loss) per common share—basic and diluted—as reported	$0.11	$(0.09)
Net income (loss) per common share—basic and diluted—pro forma	$0.08	$(0.10)

    The weighted average fair value of options granted in 2001 and 2000 was $0.68 and $0.77, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Grants for the year ended September 30,
	2001	2000
Risk-free interest rate	6.0%	5.9%
Expected dividend yield	0.0%	0.0%
Expected volatility	114%	118%
Expected life in years	6.00	6.00

    At September 30, 2001, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.63 - $1.31	1,588,210	7.12 years	$0.85	1,124,385	$0.85
$4.13 - $4.69	152,000	0.67 years	$4.60	152,000	$4.60

$0.63 - $4.69	1,740,210	6.56 years	$1.18	1,276,385	$1.30

    On January 2, 2001, the Company elected to convert 416,667 shares of its Series A Convertible Preferred Stock, $.00025 par value per share (the "Series A Stock"), held of record by Investment Partners of America, L.P. ("IPA") into 416,667 shares of its restricted common stock. The shares of common stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the Series A Stock.

    The Company did not receive any consideration for the conversion of the Series A Stock. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock.

    During May and June of 2001, the Company issued an aggregate of 66,667 shares of its restricted common stock to IPA and its affiliate in connection with the exercise of 66,667 Class C Warrants (the "Class C Warrants") to purchase shares of common stock of the Company previously issued to IPA on

F–13

June 26, 1996. The Class C Warrants had an exercise price equal to $.63 per share at the time of exercise, and the Company received approximately $43,000 as proceeds for the exercise of such warrants.

    Subsequent to September 30, 2001, the Company granted 264,750 options to employees. The exercise price of the options granted ($1.10) was equal to the fair value of the Company's common stock at the date of grant.

5.  Commitments

    The Company has entered into noncancelable operating leases for office facilities which expire through January 2005.

    Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year ending September 30,
2002	403,000
2003	372,000
2004	343,000
2005	115,000

$1,233,000

    Rent expense charged to operations for the years ended September 30, 2001 and 2000 approximated $429,000 and $306,000, respectively.

    The Company has an employment contract with an officer which expires February 1, 2002. The amount due from October 1, 2001 through contract expiration under this contract is approximately $63,000. The contract provided for the granting of options in February 2000 to purchase 150,000 shares of the Company's common stock at $0.63 which was greater than the fair market value of the Company's common stock at the date of grant. Options to purchase 37,500 shares of the Company's common stock vested immediately, and 37,500 on each of the first, second and third of the anniversary date of grant. In February 2001, the employment contract was amended whereby the officer would receive additional stock options if the Company achieved certain quarterly earnings. During fiscal year 2001, the officer was granted 50,000 options at exercise prices ranging from $0.66 to $1.00 (the fair value of the Company's common stock at the dates of grant) as the Company achieved the quarterly earnings targets.

6.  Employee Benefit Plan

    On December 17, 1991, the Company adopted the Bio-Imaging Technologies, Inc. Employees' Savings Plan (the "401(k) Plan"), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to 15%, subject to an annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company accrued $50,000 in matching contributions for the year ended September 30, 2001. The Company did not make a matching contribution to this account for the year ended September 30, 2000.

F–14

7.  Major Customers

    Revenue from two major customers, encompassing nine projects, accounted for approximately 22% and 12% of project revenues for the year ended September 30, 2001 and revenue from two major customers, encompassing seven projects, accounted for approximately 20% and 13% of project revenues for the year ended September 30, 2000. No other customers accounted for more than 10% of project revenues.

    One customer accounted for approximately 17% of accounts receivable at September 30, 2001 and two customers accounted for approximately 25% and 20% of accounts receivable at September 30, 2000. No other customers accounted for more than 10% of accounts receivable.

8.  Income Taxes

    The income tax benefit consists of the following:

September 30, 2001
Current:
State and local	$75,000

Deferred:
State and local	25,000
Federal	(442,000)

(417,000)

Income tax benefit	$(342,000)

    The Company's reconciliation of the expected Federal provision (benefit) rate to the effective income tax rate is as follows:

	September 30, 2001	September 30, 2000
Tax provision (benefit) at statutory rate	34%	(34)%
State and local income taxes, net of federal benefit	11%	0%
Foreign losses for which no benefit is available	28%	0%
Change in the valuation allowance	(132)%	34%

Effective income tax rate	(59)%	0%

F–15

    The components of net deferred tax assets (liabilities) consist of the following:

	September 30, 2001	September 30, 2000
Deferred tax assets:
Allowance for doubtful accounts	$26,000	$26,000
Amortization of goodwill	22,000	14,000
Federal net operating loss carryforwards	1,978,000	2,248,000
New Jersey net operating loss carryforwards	539,000	539,000

Total deferred tax assets	2,565,000	2,827,000

Deferred tax liabilities:
Excess of tax over book depreciation	(53,000)	(50,000)
Prepayments	(86,000)	—

Total deferred tax liabilities	(139,000)	(50,000)

Valuation allowance	(2,009,000)	(2,777,000)

Net deferred tax assets	$417,000	$—

    Management has determined that it is more likely than not that a portion of the Company's Federal net operating loss carryforwards will be realized in the future. The determination took into account that the Company has been profitable for the last five quarters and the Company's 2002 budget. As a result of moving the corporate headquarters to Pennsylvania in fiscal 2000, the Company may not be able to utilize their New Jersey net operating loss carryforwards of approximately $5,993,000. A full valuation allowance has been provided for these New Jersey net operating loss carryforwards.

9.  Foreign Operations

    Foreign customers accounted for approximately 4% and 11% of project revenues for the years ended September 30, 2001 and 2000, respectively.

10. Subsequent Events

    On October 25, 2001 (the "Closing Date"), the Company acquired the Intelligent ImagingTM business unit ("Intelligent Imaging") of Quintiles, Inc., a North Carolina corporation ("Quintiles"), a wholly-owned subsidiary of Quintiles Transnational Corporation, (the "Intelligent Imaging Acquisition"). Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry, a line of business the Company intends to continue. In the Intelligent Imaging Acquisition, the Company acquired substantially all of the assets of Intelligent Imaging and assumed certain liabilities of Intelligent Imaging pursuant to the terms and conditions of the Asset Purchase Agreement, dated as of October 25, 2001, by and between the Company and Quintiles.

    The assets acquired included Intelligent Imaging's customer contracts, equipment, permits, leases and proprietary rights. In consideration for the assets purchased, the Company issued an unsecured, subordinated convertible promissory note, dated as of October 25, 2001, in the principal amount of $1,000,000 (the "Note"). The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the Three-Month London Interbank Offering Rate as published from time to time in the Wall Street Journal plus 3%,

F–16

compounded annually based on a 365-day year. The Note, which is payable in quarterly installments with respect to fifty percent (50%) of the aggregate principal amount together with all outstanding interest, matures thirty-six (36) months from the Closing Date and is convertible, in whole or in part, by Quintiles any time prior to maturity into shares of the Company's common stock. The number of shares of common stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note ($1,000,000 as of October 25, 2001), plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to the date of conversion, or (ii) $0.906 per share. Accordingly, the Note is convertible into a maximum of 1,103,753 shares of common stock. As of October 25, 2001, the Note was convertible into 1,103,753 shares of common stock (assuming a conversion price of $0.906 per share as of October 25, 2001). The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of common stock which is to be paid out no later than February 15, 2003). The Company also assumed certain liabilities of Intelligent Imaging, including all obligations of Intelligent Imaging arising after the closing under certain contracts and unearned income reflected on the closing balance sheet.

F–17

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7. Financial Statements.
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits, List, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements