Form 10QSB
period 2001-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2002-02-14
CIK 822418

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from October 1, 2001 to December 31, 2001
                          Commission File No. 1-11182


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


                                 (267) 757-1360
                         -------------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)


     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes:  X                             No:
                       -----                              -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of January 31, 2002:

Class                                                  Number of Shares
-----                                                  ----------------

Common Stock, $0.00025 par value                           8,283,141

     Transitional Small Business Disclosure Format (check one):

                   Yes:                                No:  X
                       -----                              -----

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------



                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION.

     Item 1.   Financial Statements......................................    1

          CONSOLIDATED BALANCE SHEETS
          as of December 31, 2001 and
          September 30, 2001 (unaudited).................................    2

          CONSOLIDATED STATEMENTS OF INCOME
          For the Three Months Ended December 31, 2001 and 2000
          (unaudited)....................................................    3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended December 31, 2001 and 2000
          (unaudited)....................................................    4

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited).........................................    5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   12

          Results of Operations..........................................   14

          Liquidity and Capital Resources................................   16

PART II.  OTHER INFORMATION.

     Item 2.   Change in Securities and Use of Proceeds..................   19

     Item 5.   Other Information.........................................   19

     Item 6.   Exhibits and Reports on Form 8-K..........................   20

SIGNATURES...............................................................   21

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Bio-Imaging Technologies, Inc. (the "Company") believes that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

     On November 6, 2001, the Company's Board of Directors approved a change in the Company's annual reporting period from a fiscal year ending September 30 to December 31. Accordingly, the 2002 fiscal year commenced on January 1, 2002 and will end on December 31, 2002, and the fiscal quarters will end on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. This Form 10-QSB reports the three month transition period from October 1, 2001 to December 31, 2001.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (unaudited)

                                                         December 31,     September 30,
                                                             2001              2001
                                                         ------------     -------------

                                       ASSETS
Current assets:
  Cash and cash equivalents.......................       $    499,710     $    545,345
  Accounts receivable, net........................          3,447,155        2,618,734
  Prepaid expenses and other current assets.......            274,313          209,438
  Deferred income taxes...........................            417,000          417,000
                                                          -----------      -----------
    Total current assets..........................          4,638,178        3,790,517

Property and equipment, net.......................          2,111,360        1,206,957

Other assets .....................................            225,524          224,219
                                                          -----------      -----------

    Total assets..................................       $  6,975,062     $  5,221,693
                                                          ===========      ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................       $    605,057     $    326,577
  Accrued expenses and other current liabilities..            445,134          465,557
  Deferred revenue................................          1,711,972        1,818,706
  Current maturities of long-term debt............            343,201          197,357
                                                          -----------      -----------
    Total current liabilities.....................          3,105,364        2,808,197
Long-term debt and other liabilities..............          1,508,705          127,307
                                                          -----------      -----------
    Total liabilities.............................          4,614,069        2,935,504
                                                          -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Common stock - $.00025 par value;  authorized
   18,000,000  shares,  issued and outstanding
   8,278,141 shares at December 31, 2001 and
   8,259,212 shares at September 30, 2001.........              2,070            2,065
  Additional paid-in capital......................          9,286,871        9,274,740
  Accumulated deficit.............................         (6,927,948)      (6,990,616)
                                                          -----------      -----------
    Stockholders' equity..........................          2,360,993        2,286,189
                                                          -----------      -----------

    Total liabilities and stockholders' equity....       $  6,975,062     $  5,221,693
                                                          ===========      ===========


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (unaudited)

                                                                For the Three Months Ended
                                                                       December 31,
                                                           ------------------------------------
                                                                 2001                 2000
                                                                 ----                 ----

Project revenues....................................        $  3,322,244         $  1,775,140
                                                             -----------          -----------

Cost and expenses:

    Cost of revenues................................           2,275,002              983,233

    General and administrative expenses.............             560,100              339,016

    Sales and marketing expenses....................             383,406              392,253
                                                             -----------          -----------

             Total cost and expenses................           3,218,508            1,714,502
                                                             -----------          -----------

             Income from operations.................             103,736               60,638

Interest expense - net..............................             (21,068)              (7,929)
                                                             -----------          -----------

             Income before income tax provision.....              82,668               52,709

Income tax provision................................             (20,000)                  --
                                                             -----------          -----------

             Net income.............................              62,668               52,709

Dividends on preferred stock........................                  --              (10,000)
                                                             -----------          -----------

             Net income applicable to common stock..        $     62,668         $     42,709
                                                             ===========          ===========

Basic earnings per common share.....................        $       0.01         $       0.01
                                                             ===========          ===========

Weighted average number of common shares............           8,259,420            7,773,878
                                                             ===========          ===========

Diluted earnings per common share...................        $       0.01         $       0.01
                                                             ===========          ===========

Weighted average number of common
  shares and dilutive common equivalent shares......           9,388,636            7,773,878
                                                             ===========          ===========


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                  For the Three Months Ended
                                                                         December 31,
                                                                 ----------------------------
                                                                      2001             2000
                                                                      ----             ----
Cash flows from operating activities:
  Net income.................................................     $    62,668      $    52,709
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization............................         182,311          131,261
    Changes in operating assets and liabilities:
      Decrease in accounts receivable........................         349,156          349,148
      Increase in prepaid expenses and other current assets..         (38,601)         (76,954)
      (Increase) decrease in other assets....................          (9,087)           1,397
      Increase (decrease) in accounts payable................         223,717          (43,920)
      Decrease in accrued expenses and other
         current liabilities.................................        (150,093)         (86,797)
      Decrease in deferred revenue...........................        (367,341)         (58,817)
                                                                   ----------       ----------
      Net cash provided by operating activities..............         252,730          268,027
                                                                   ----------       ----------

Cash flows from investing activities:
  Purchases of property and equipment........................        (191,516)         (41,736)
                                                                   ----------       ----------
      Net cash used in investing activities..................        (191,516)         (41,736)
                                                                   ----------       ----------

Cash flows from financing activities:
  Payments under equipment lease obligations.................        (118,985)         (36,184)
  Proceeds from exercise of stock options....................          12,136               --
  Dividends paid to preferred stockholders...................              --          (20,000)
                                                                   ----------       ----------
      Net cash used in financing activities..................        (106,849)         (56,184)
                                                                   ----------       ----------

Net (decrease) increase in cash and cash equivalents.........         (45,635)         170,107
Cash and cash equivalents at beginning of period.............         545,345          491,048
                                                                   ----------       ----------

Cash and cash equivalents at end of period...................     $   499,710      $   661,155
                                                                   ==========       ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...................     $     8,314      $     7,929
                                                                   ==========       ==========
  Cash paid during the period for income taxes...............     $    95,000      $        --
                                                                   ==========       ==========

Supplemental schedule of noncash investing and financing
activities:
  Convertible promissory note issued and contingent
  liability incurred in connection with acquisition..........     $ 1,585,499      $        --
                                                                   ==========       ==========
  Equipment purchased under capital lease obligations........     $    60,728      $        --
                                                                   ==========       ==========

                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 1 - Basis of Presentation:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

     On November 6, 2001, the Company's Board of Directors approved a change in the Company's annual reporting period from a fiscal year ending September 30 to December 31. Accordingly, the 2002 fiscal year commenced on January 1, 2002 and will end on December 31, 2002, and the fiscal quarters will end on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002. This Form 10-QSB reports the three month transition period from October 1, 2001 to December 31, 2001.

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2001 and the results of its operations and its cash flows for the three months ended December 31, 2001 and 2000.

     Certain  reclassifications  have  been  made  to  the  September  30,  2001 financial statements in order to conform to the current period financial statements.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Basic earnings per common share for the three months ended December 31, 2001 and 2000 was calculated based upon the net earnings available to common stockholders divided by the weighted average number of shares of common stock, $0.00025 par value (the "Common Stock"), outstanding during the period. Diluted earnings per share for the three months ended December 31, 2001 and 2000 was calculated based upon net earnings available to common stockholders divided by the weighted average number of shares of Common Stock outstanding during the period, adjusted for dilutive securities using the treasury method.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)



     The computation of basic earnings per common share and diluted earnings per common share were as follows:

                                                       Three Months Ended
                                                          December 31,
                                                 -------------------------------
                                                     2001              2000
                                                 ----------        ----------

     Net income..............................    $   62,668        $   52,709

     Dividends on preferred stock............            --           (10,000)
                                                  ---------         ---------

     Net income applicable
       to common stock - basic...............    $   62,668        $   42,709
                                                  ---------         ---------

     Interest expense on convertible note....        13,000                --
                                                  ---------         ---------

     Net income applicable
       to common stock - diluted.............    $   75,668        $   42,709
                                                  ---------         ---------

     Denominator:

     Weighted average number of common
       shares................................     8,259,420         7,773,878

     Basic earnings per common share.........    $     0.01        $     0.01
                                                  =========         =========

     Denominator:

     Weighted average number of
       common shares.........................     8,259,420         7,773,878
     Common share equivalents of
       outstanding stock options and
       warrants..............................       414,946                --
                                                  ---------         ---------

     Common share equivalents related to
      the convertible promissory note........       814,270                --
                                                  ---------         ---------

     Total shares............................     9,388,636         7,773,878
                                                  ---------         ---------

     Diluted earnings per common share.......    $     0.01        $     0.01
                                                  =========         =========

     As of December 31, 2001 and 2000, 1,600,014 and 1,700,127 stock options and warrants, respectively, have been excluded from the calculation of diluted earnings per common share as they are antidilutive.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 2 - Stockholders' Equity:

     On January 2, 2001, the Company elected to convert the 416,667 shares of its Series A Convertible Preferred Stock, $0.00025 par value per share (the "Series A Stock"), held of record by Investment Partners of America, L.P. ("IPA") into 416,667 shares of its restricted common stock. The shares of Common Stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the Series A Stock. The Company did not receive any consideration for the conversion of the Series A Stock. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock.

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

Note 3 - Long-term Debt:

     In December 1999, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank (the "Bank"), whereby the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. Under the agreement, the Bank may advance the Company up to 80% of the assigned accounts receivable amount. Although the agreement is contractually renewable each year, it is cancelable by the Bank at any time. During the three months ended December 31, 2001, the Company did not assign any accounts receivable to the bank. At December 31, 2001, the Company had no borrowings under the accounts receivable financing agreement.

Note 4 - Recent Acquisition:

     On October 25, 2001, the Company acquired the Intelligent Imaging(TM) business unit ("Intelligent Imaging") of Quintiles, Inc., a North Carolina corporation ("Quintiles"), and a wholly-owned subsidiary of Quintiles Transnational Corporation (the "Intelligent Imaging Acquisition"). All Intelligent Imaging personnel (approximately 47) have become employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the combined Company.

     Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry, a line of business the Company intends to continue. In the Intelligent Imaging Acquisition, the Company acquired substantially all of the assets of Intelligent Imaging and assumed certain liabilities of Intelligent Imaging.

     The assets acquired included Intelligent Imaging's customer contracts, equipment, permits, leases and proprietary rights. In consideration for the assets purchased, the Company issued an unsecured, subordinated convertible promissory note, dated as of October 25, 2001, in the principal amount of $1,000,000 (the "Note"). The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the Three-Month London Interbank Offering Rate (the "LIBOR Rate") as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year.

     The Note, which is payable in quarterly installments, beginning February 1, 2002, with respect to fifty percent (50%) of the aggregate principal amount together with all outstanding interest, matures on November 1, 2004 and is convertible, in whole or in part, by Quintiles any time prior to maturity into shares of the Company's Common Stock. The Company has recorded $166,667 as a current liability, representing the February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 quarterly installments of principal.

     The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note ($1,000,000 as of December 31, 2001), plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's Common Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. As of December 31, 2001, there was
$1,000,000  of  principal  and   approximately   $13,000  of  accrued  interest
outstanding under the Note (using a LIBOR Rate of 1.8813%), and 75% of the average closing price of the Company's Common Stock over the ten consecutive trading days ending prior to December 31, 2001 was below $0.906 per share. Accordingly, on December 31, 2001, the Note would have been convertible into approximately 1,118,102 shares of the Company's Common Stock (calculated by dividing $1,013,000 by $0.906).

     The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of Common Stock which is to be paid out no later than February 15, 2003). The Company has recorded a noncurrent liability of $585,499 for the contingent consideration under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS No. 141 requires a liability to be recognized in an amount equal to the lesser of the maximum amount of the contingent consideration or the excess of net tangible assets acquired over the purchase price. When the contingency is resolved and the consideration

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the Intelligent Imaging Acquisition. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess will be allocated as a pro rata reduction of noncurrent assets or property, plant and equipment. Any amount that remains after reducing noncurrent assets or property, plant and equipment to zero will be recognized as an extraordinary gain.

     The total purchase price of the Intelligent Imaging Acquisition has been allocated to the assets and liabilities based on management's best estimates of fair value. The excess of the net tangible assets acquired over the purchase price resulted in the reduction of property, plant and equipment.


     Net tangible assets acquired.........................     $ 2,130,684
--------------------------------------------------------------------------------

       Less - purchase price:
        Convertible promissory note.......................      (1,000,000)
        Contingent liability..............................        (585,499)
        Transaction costs.................................         (98,000)

--------------------------------------------------------------------------------
          Total purchase price............................      (1,683,499)
--------------------------------------------------------------------------------

      Excess of net tangible assets over purchase price...         447,185
      Less - write-down of property, plant and equipment..        (447,185)

--------------------------------------------------------------------------------
          Remaining excess of net tangible assets over
          purchase price..................................     $        --
--------------------------------------------------------------------------------

     The consolidated financial statements of the Company include the results of operations of Intelligent Imaging for the three month period ended December 31, 2001. As agreed to by the Company and Quintiles, transactions occurring subsequent to October 1, 2001 related to the assets and liabilities of Intelligent Imaging were assumed by the Company.

     The following unaudited consolidated pro forma information has been prepared assuming Intelligent Imaging was acquired as of October 1, 2000, with pro forma adjustments for interest expense and income taxes. The pro forma information is presented for informational purposes only and is not indicative of what would have occurred if the Intelligent Imaging Acquisition had been made on October 1, 2000. In addition, this pro forma information is not intended to be a projection of future operating results.

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


                                                     Three Months Ended
                                                     December 31, 2000
                                                  ------------------------

       Revenues..............................            $ 3,109,645
                                                          ----------

       Net loss..............................            $    (5,119)
                                                          ----------

       Basic earnings per common share.......            $       .00
                                                          ----------

       Diluted earnings per common share.....            $       .00
                                                          ----------


Note 5 - Recently Issued Accounting Standards:

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards governing goodwill and intangible assets. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company adopted this standard on January 1, 2002, until which time the Company continued to amortize its existing goodwill and intangible assets. The adoption of SFAS No. 142 will not have a material effect on the Company's consolidated results of operations or financial position.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting
Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted this standard on January 1, 2002. The adoption of SFAS No. 144 will not have a material effect on the Company's consolidated results of operations or financial position.

     The Emerging Issues Task Force has issued Topic Number D-103, which states that reimbursements received for out-of-pocket expenses incurred should be recorded as revenue. This will be effective for reporting periods beginning after December 15, 2001, with comparative financial statements for prior periods reclassified to conform to this presentation. Historically, the Company incurs approximately $600,000 of out-of-pocket expenses that are reimbursed by the customer, per quarter, and offsets such reimbursements against the related expenses.

Note 6 - Income Tax Provision:

     The Company's income tax provision of $20,000 relates to estimated state income taxes. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the three months ended December 31, 2001, the federal income tax provision has been offset by a reduction in the Company's valuation allowance. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of December 31, 2001, will be realized in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Bio-Imaging Technologies, Inc. (the "Company") is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography, magnetic resonance imaging, x-rays, dual energy x-ray absorptiometry, position emission tomography single photon emission computerized tomography and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. In September 2000, the Company offered a new service called, Bio-Imaging ETCSM. Bio-Imaging ETC focuses on education, training and certification for medical imaging equipment, facilities and staff.

     On October 25, 2001, the Company acquired the Intelligent Imaging(TM) business unit ("Intelligent Imaging") of Quintiles, Inc., a North Carolina corporation ("Quintiles"), and a wholly-owned subsidiary of Quintiles Transnational Corporation (the "Intelligent Imaging Acquisition"). All Intelligent Imaging personnel (approximately 47) have become employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the combined Company.

     Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry, a line of business the Company intends to continue. In the Intelligent Imaging Acquisition, the Company acquired substantially all of the assets of Intelligent Imaging and assumed certain liabilities of Intelligent Imaging.

     The assets acquired included Intelligent Imaging's customer contracts, equipment, permits, leases and proprietary rights. In consideration for the assets purchased, the Company issued an unsecured, subordinated convertible promissory note, dated as of October 25, 2001, in the principal amount of $1,000,000 (the "Note"). The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the Three-Month London Interbank Offering Rate (the "LIBOR Rate") as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. The Note, which is payable in quarterly installments with respect to fifty percent (50%) of the aggregate principal amount together with all outstanding interest, matures on November 1, 2004 and is convertible, in whole or in part, by Quintiles any time prior to maturity into shares of the Company's common stock, $0.00025 par value (the "Common Stock"). The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note ($1,000,000 as of December 31, 2001), plus all accrued and unpaid interest thereon (approximately $13,000 as of December 31, 2001), by the greater of: (i) 75% of the average closing price of the Company's Common Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. As of December 31, 2001, the Note was convertible into approximately 1,118,102 shares of Common Stock (using a conversion price of $0.906 per share and a LIBOR Rate of 1.8813%). The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of Common Stock which is to be paid out no later than February 15, 2003). The Company also assumed certain liabilities of Intelligent Imaging, including all obligations of Intelligent Imaging arising after the closing under certain contracts and unearned income reflected on the closing balance sheet.

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) is generally twelve months. In addition, the contracts under which the Company performs services typically cover a period of 12 to 36 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company's project revenues will remain at levels sufficient to maintain profitability. Project revenues were generated from 48 clients encompassing 98 distinct projects for the three months ended December 31, 2001, of which 7 new clients encompassing 18 distinct projects were from the Intelligent Imaging Acquisition. This compares to 36 clients encompassing 66 distinct projects for the three months ended December 31, 2000. This represents an increase of 33.3% in clients and 48.5% in projects for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. The Company's contracted/committed backlog was approximately $28,722,000 as of December 31, 2001, of which approximately $2,000,000 remains as contracted/committed backlog from the Intelligent Imaging Acquisition. This compares to approximately $17,129,000 as of December 31, 2000, an increase of 67.7%. Contracted/committed backlog is the amount of revenue that remains to be earned and recognized on signed and agreed to contracts. Such contracts are subject to termination by the Company's clients at any time.

     The Company believes that demand for its services and technologies will grow during the long-term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical-imaging data that is derived from clinical trials and the regulatory requirements relating to the submission of this data. In addition, the Food and Drug Administration ("FDA") is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, an increase in competition from commercial competitors and academic research centers, there can be no assurance that demand for the Company's services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

     Certain matters discussed in this Transition Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, the Company's statements regarding the integration of Intelligent Imaging into the Company, the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     RESULTS OF OPERATIONS

     On November 6, 2001, the Company changed its fiscal year from ending on September 30 to December 31. The Company has included information for the transition period from October 1, 2001 to December 31, 2001 in this Form 10-QSB. The Company believes that the three months ended December 31, 2000 provides a meaningful comparison to the three months ended December 31, 2001.

     Three Months Ended December 31, 2001 and 2000
     ---------------------------------------------

     Project revenues for the three months ended December 31, 2001 and 2000 were approximately $3,322,000 and $1,775,000, respectively, an increase of approximately $1,547,000 or 87.2%. The increase in project revenues is a result of revenue from projects assumed in the Intelligent Imaging Acquisition of approximately $953,000 and an increase in projects and clients from the Company's increasing market share. The Company does not anticipate the amount of revenue realized from contracts assumed in the Intelligent Imaging Acquisition for the three months ended December 31, 2001 to continue. The contracted/committed backlog from the Intelligent Imaging Acquisition as of December 31, 2001 was approximately $2,000,000 of the Company's total contracted/committed backlog as of December 31, 2001 of approximately $28,722,000. Project revenues were generated from 48 clients encompassing 98 distinct projects for the three months ended December 31, 2001, of which 7 new clients encompassing 18 distinct projects were from the Intelligent Imaging Acquisition. This compares to 36 clients encompassing 66 distinct projects for the three months ended December 31, 2000. Project revenues generated from the Company's client base continue to be highly concentrated. One client encompassing 2 projects represented approximately 23.3% of the Company's project revenues for the three months ended December 31, 2001, while for the comparable period last year, two clients encompassing 5 projects represented approximately 38.7% of the Company's project revenues. No other customers accounted for more than 10% of project revenues in each of the three month periods ended December 31, 2001 and 2000. The Company's scope of work in both periods included primarily medical-imaging core laboratory services and image-based information management services.

     Cost of revenues for the three months ended December 31, 2001 and three months ended December 31, 2000 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the three months ended December 31, 2001 and three months ended December 31, 2000 were approximately $2,275,000 and $983,000, respectively, an increase of approximately $1,292,000 or 131.4%. This increase is primarily attributable to personnel and facilities assumed as part of the Intelligent Imaging Acquisition, along with an increase in staffing levels required for project related tasks for the three months ended December 31, 2001. The Company anticipates utilizing the excess Intelligent Imaging resource capacity to fulfill current and anticipated projects.

     The difference between project revenues and cost of revenues may fluctuate as a percentage of project revenues based on the utilization of staff and the mix of services provided by the Company to its clients during the comparable periods. The decrease in this percentage difference in the three months ended December 31, 2001 from the three months ended December 31, 2000 resulted from greater additional costs associated with the integration of the Intelligent Imaging Acquisition as compared to the additional revenue derived therefrom.

     General and administrative expenses in each of the three months ended December 31, 2001 and three months ended December 31, 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $560,000 in the three months ended December 31, 2001 and approximately $339,000 in the three months ended December 31, 2000. The increase during the three months ended December 31, 2001 of approximately $221,000, or 65.2%, from the three months ended December 31, 2000, is primarily attributable to an increase in corporate insurance and professional services associated with general corporate matters resulting from the Intelligent Imaging Acquisition.

     Sales and marketing expenses in each of the three months ended December 31, 2001 and three months ended December 31, 2000 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were approximately $383,000 in the three months ended December 31, 2001 and approximately $392,000 in the three months ended December 31, 2000. The decrease during the three months ended December 31, 2001 of approximately $9,000, or 2.3%, from the three months ended December 31, 2000, resulted primarily from decreased expenses associated with marketing efforts, offset in part by additional personnel assumed in the Intelligent Imaging Acquisition.

     Total cost and expenses in each of the three months ended December 31, 2001 and three months ended December 31, 2000 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company's cost and expenses were approximately $3,219,000 in the three months ended December 31, 2001 and approximately $1,715,000 in the three months ended December 31, 2000. This increase of approximately $1,504,000, or 87.7%, is due primarily to an increase in personnel resulting from the Intelligent Imaging Acquisition, along with an increase in professional services associated with general corporate matters.

     Net interest expense of approximately $21,000 during the three months ended December 31, 2001, resulted from interest expense incurred on both the convertible promissory note and equipment lease obligations. Net interest expense was approximately $8,000 in the three months ended December 31, 2000.

     The Company's income tax provision of $20,000 relates to estimated state income taxes. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the three months ended December 31, 2001, the federal income tax provision has been offset by a reduction in the Company's valuation allowance. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of December 31, 2001, will be realized in the future.

     The Company's net income for the three months ended December 31, 2001 was approximately $63,000, while the Company had net income of approximately $53,000 in the three months ended December 31, 2000. The Company's net income for the three months ended December 31, 2001 was attributable primarily to increased revenues associated with an increase in the number of clients and projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the Intelligent Imaging Acquisition.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash and cash equivalents of approximately $500,000. Working capital at December 31, 2001 was approximately $1,533,000.

     Net cash provided by operating activities was approximately $253,000 which includes changes in certain of the Company's operating assets and liabilities. The net income of approximately $63,000, the decrease in accounts receivable of approximately $349,000 (excluding the accounts receivable assumed in the Intelligent Imaging Acquisition) and the increase in accounts payable of approximately $224,000 was offset by a decrease in accrued expenses and other current liabilities of approximately $150,000 and a decrease in deferred revenue of approximately $367,000. The statement of cash flows for the three months ended

December 31, 2001 reflects the issuance of the Note and the contingent liability incurred in connection with the assets acquired in the Intelligent Imaging Acquisition, as a non-cash transaction.

     For the three months ended December 31, 2001, the Company invested approximately $192,000 in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the fiscal year ending December 31, 2002 will be approximately $800,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities for both the United States and European operations and software investment in CFR 21 Part 11 compliance.

     In December 1999, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank (the "Bank"), whereby the Company may assign up to $500,000 of eligible accounts receivable to the Bank. In March 2000, the Bank increased the eligible accounts receivable to $1,000,000. Under the agreement, the Bank may advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by the Bank, the balance of the assigned accounts receivable would be remitted to the Company net of the Bank's finance charges and administration fees. A 1.00% administrative fee of the face amount of the assigned receivable may be charged by the Bank along with a 1.75% finance charge per month of the average daily account balance outstanding. Although the agreement is contractually renewable each year, it is cancelable by the Bank at any time. During the three months ended December 31, 2001, the Company did not assign any accounts receivable to the Bank. At December 31, 2001, the Company had repaid its borrowings and had a $0 balance with the Bank.

     In connection with the Intelligent Imaging Acquisition, beginning February 1, 2002, the Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of $500,000 on November 1, 2004, unless the Note is converted into the Company's Common Stock. The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the LIBOR Rate as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. Using the LIBOR Rate in effect as of December 31, 2001, the quarterly interest due on the Note would be approximately $13,000.

     The Company anticipates that its cash and cash equivalents as of December 31, 2001, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will continue to achieve profitability on an annual basis in the near future. The Company's past history of operating losses, together with the risks associated with the integration of Intelligent Imaging into the Company, the Company's ability to gain new client contracts, the variability of the timing of payments on existing client contracts and other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to implement its business, sales or marketing plans, take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services), to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In consideration for the assets purchased in connection with the Intelligent Imaging Acquisition, the Company issued an unsecured, subordinated convertible promissory note, dated as of October 25, 2001, in the principal amount of $1,000,000 to Quintiles. The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the LIBOR Rate as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. The Note, which is payable in quarterly installments with respect to fifty percent (50%) of the aggregate principal amount together with all outstanding interest, matures on November 1, 2004 and is convertible, in whole or in part, by Quintiles any time prior to maturity into shares of the Company's Common Stock. The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note ($1,000,000 as of December 31, 2001), plus all accrued and unpaid interest thereon ($13,000 as of December 31, 2001), by the greater of: (i) 75% of the average closing price of the Company's Common Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. As a result, as of December 31, 2001, the Note was convertible into approximately 1,118,102 shares of Common Stock (using a conversion rate of $0.906 per share and a LIBOR Rate of 1.8813%).

     No underwriter was employed by the Company in connection with the issuance of the Note. The Company believes that the issuance of the Note was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Quintiles was an accredited investor (as defined in Rule 501 promulgated by the Securities and Exchange Commission pursuant to the Securities
Act), had adequate access to information about the Company and acquired the securities for investment only and not with a view to distribution.


ITEM 5.     OTHER INFORMATION.

     On October 25, 2001, the Company consummated the Intelligent Imaging Acquisition. All Intelligent Imaging personnel (approximately 47) have become employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the combined Company.

     Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry, a line of business the Company intends to continue. In the Intelligent Imaging Acquisition, the Company acquired substantially all of the assets of Intelligent Imaging and assumed certain liabilities of Intelligent Imaging.

     The assets acquired included Intelligent Imaging's customer contracts, equipment, permits, leases and proprietary rights. In consideration for the assets purchased, the Company issued the Note as more fully discussed in Item 2 above. The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of Common Stock which is to be paid out no later than February 15, 2003). The Company also assumed certain liabilities of Intelligent Imaging, including all obligations of Intelligent Imaging arising after the closing under certain contracts and unearned income reflected on the closing balance sheet.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

               2.1 Asset Purchase Agreement, dated October 25, 2001, by and between the Company and Quintiles, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 25, 2001.)

               4.1 Convertible Promissory Note, dated October 25, 2001, made by the Company payable to Quintiles, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 25, 2001.)

               4.2 Registration Rights Agreement, dated as of October 25, 2001, by and between the Company and Quintiles, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A dated October 25, 2001.)

               10.1 Lease between the Plymouth Woods and the Company dated December 8, 1997, as amended on February 25, 1999. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.)

        (b)    Reports on Form 8-K.

               Report on Form 8-K filed on November 9, 2001 (reporting the Intelligent Imaging Acquisition on October 25, 2001).

               Report on Form 8-K/A filed on January 8, 2002 (filing Audited Financial Statements of the Intelligent Imaging division as of and for the fiscal years ended September 30, 2001 and 2000, and Unaudited Pro-Forma Combined Condensed Financial Statements of the Company).

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIO-IMAGING TECHNOLOGIES, INC.


DATE:  February 14, 2002               By:/s/ Mark L. Weinstein
                                          --------------------------------------
                                          Mark L. Weinstein, President, Chief
                                          Executive Officer and Chief Financial
                                          Officer
                                          (Principal Executive Officer and
                                          Principal Financial Officer)



DATE:  February 14, 2002               By:/s/ Maria T. Kraus
                                          --------------------------------------
                                          Maria T. Kraus, Controller
                                          (Principal Accounting Officer)