Form 10QSB
period 2002-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2002-05-14
CIK 822418

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                           Commission File No. 1-11182


                         BIO-IMAGING TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                   11-2872047
-------------------------------          ----------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)


826 Newtown-Yardley Road, Newtown, Pennsylvania                       18940-1721
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (267) 757-1360
                                 --------------
                           (Issuer's Telephone Number,
                              Including Area Code)


     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes: X                                      No:
                      ----                                       ----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2002:

Class                                                           Number of Shares
-----                                                           ----------------

Common Stock, $0.00025 par value                                    8,308,810

           Transitional Small Business Disclosure Format (check one):

                  Yes:                                        No: X
                      ----                                       ----

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------


                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements.......................................   1

          CONSOLIDATED BALANCE SHEETS
          as of March 31, 2002 and
          December 31, 2001 (unaudited).................................   2

          CONSOLIDATED STATEMENTS OF INCOME
          For the Three Months Ended March 31, 2002 and 2001
          (unaudited)...................................................   3

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2002 and 2001
          (unaudited)...................................................   4

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)........................................   5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  13

          Results of Operations.........................................  16

          Liquidity and Capital Resources...............................  19

          Critical Accounting Policies, Estimates and Risks.............  22

PART II. OTHER INFORMATION.

     Item 4. Submission of Matters to a Vote of Security Holders........  24

     Item 6. Exhibits and Reports on Form 8-K...........................  26

SIGNATURES..............................................................  27

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

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                        March 31,           December 31,
                                                                          2002                 2001
                                                                     --------------      ---------------

                                                   ASSETS
Current assets:
   Cash and cash equivalents................................      $         433,503     $        499,710
   Accounts receivable, net.................................              3,423,483            3,447,155
   Prepaid expenses and other current assets................                393,259              274,313
   Deferred income taxes....................................                417,000              417,000
                                                                     --------------       --------------
     Total current assets...................................              4,667,245            4,638,178

Property and equipment, net.................................              2,290,903            2,111,360

Other assets ...............................................                297,800              225,524
                                                                     --------------       --------------

     Total assets...........................................      $       7,255,948      $     6,975,062
                                                                     ==============      ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................       $        621,230     $        605,057
   Accrued expenses and other current liabilities...........                553,960              445,134
   Deferred revenue.........................................              1,583,535            1,711,972
   Current maturities of long-term debt and other current
    liabilities.............................................                335,093              343,201
                                                                     --------------       --------------

     Total current liabilities..............................              3,093,818            3,105,364
Long-term debt and other liabilities........................              1,484,170            1,508,705
                                                                     --------------       --------------
     Total liabilities......................................              4,577,988            4,614,069
                                                                     --------------       --------------

Commitments and contingencies

Stockholders' equity:
   Common stock - $.00025 par value; authorized
    18,000,000 shares, issued and outstanding
    8,308,810 shares at March 31, 2002
    and 8,278,141 shares at December 31, 2001...............                  2,083                2,070

   Additional paid-in capital...............................              9,307,055            9,286,871
   Accumulated deficit......................................             (6,631,178)          (6,927,948)
                                                                     --------------       --------------
     Stockholders' equity...................................              2,677,960            2,360,993
                                                                     --------------       --------------

     Total liabilities and stockholders' equity.............       $      7,255,948     $      6,975,062
                                                                     ==============       ==============

                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (unaudited)


                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                      2002                  2001
                                                      ----                  ----


Service revenues.................................   $ 3,872,845     $  2,132,694

Reimbursement revenues...........................       870,262          413,645
                                                     ----------      -----------

Total revenues...................................     4,743,107        2,546,339
                                                     ----------      -----------
Cost and expenses:

    Cost of revenues.............................     3,397,071        1,467,828

    General and administrative expenses..........       592,130          445,279

    Sales and marketing expenses.................       416,032          413,044
                                                     ----------       ----------

         Total cost and expenses.................     4,405,233        2,326,151
                                                     ----------       ----------

         Income from operations..................       337,874          220,188

Interest expense - net...........................       (18,633)         (1,006)
                                                     -----------      ----------

         Income before income tax provision......       319,241          219,182

Income tax provision.............................        22,471               --
                                                     ----------       ----------

         Net income applicable to common stock...   $   296,770       $  219,182
                                                     ==========       ==========

Basic earnings per common share..................   $      0.04       $     0.03
                                                     ==========       ==========

Weighted average number of common shares.........     8,292,565        8,190,545
                                                     ==========       ==========

Diluted earnings per common share.................  $      0.03       $     0.03
                                                     ==========       ==========

Weighted average number of common
  shares and dilutive common equivalent shares....    9,904,006        8,307,506
                                                     ==========       ==========


                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                    --------------------------
                                                                                     2002                 2001
                                                                                     ----                 ----
Cash flows from operating activities:
   Net income..........................................................          $ 296,770          $  219,182
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.....................................            203,627             131,113
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable......................             23,672            (484,338)
       (Increase) decrease in prepaid expenses and other current
       assets..........................................................           (118,946)             24,210
       (Increase) decrease in other assets.............................            (80,058)              5,120
       Increase in accounts payable....................................             16,173                  61
       Increase in accrued expenses and other
          current liabilities..........................................            108,826             148,879
       Decrease in deferred revenue....................................           (128,437)            (50,204)
                                                                                -----------           ---------
       Net cash provided by (used in) operating activities.............            321,627              (5,977)
                                                                                -----------           ---------
Cash flows from investing activities:
   Purchases of property and equipment.................................           (314,660)            (56,748)
                                                                                -----------          ----------
       Net cash used in investing activities...........................           (314,660)            (56,748)
                                                                                -----------          ----------
Cash flows from financing activities:
   Payments under equipment lease obligations..........................            (51,704)            (37,176)
   Payments under promissory note......................................            (41,667)                 --
   Proceeds from exercise of stock options.............................             20,197                  --
                                                                                -----------           ---------
       Net cash used in financing activities...........................            (73,174)            (37,176)
                                                                                -----------           ---------

Net decrease in cash and cash equivalents..............................            (66,207)            (99,901)
Cash and cash equivalents at beginning of period.......................            499,710             661,155
                                                                                -----------           ---------

Cash and cash equivalents at end of period.............................          $ 433,503          $   561,254
                                                                                ===========           =========

Supplemental schedule of noncash investing and financing
activities:
  Equipment purchased under capital lease obligations..................         $   60,728          $        --
                                                                                ===========           =========

                 See Notes to Consolidated Financial Statements

                 BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

Note 1 - Basis of Presentation:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

     On November 6, 2001, the Company's Board of Directors approved a change in the Company's annual reporting period from a fiscal year ending September 30 to December 31. Accordingly, the 2002 fiscal year commenced on January 1, 2002 and will end on December 31, 2002, and the fiscal quarters will end on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.

     In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair presentation of its financial position as of March 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

     Certain reclassifications have been made to the prior period financial statements in order to conform to the current period financial statements.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Service revenues are recognized over the contractual term of the Company's customer contracts using the percentage-of-completion method based on costs incurred as a percentage of total estimated costs. Service revenues are first recognized when the Company has a signed contract from the customer, with fixed or determinable fees and for which collectability is reasonably assured. Any change to recognized service revenue as a result of revisions to estimated total costs are recognized in the period the estimate changes. Direct and incremental costs incurred at the outset of an arrangement that are directly related to a customer contract are deferred, so long as their recoverability from that contract is probable. Deferred costs are expensed upon recognition of revenue associated with the contract.

     In addition, the Emerging Issues Task Force recently issued accounting pronouncement EITF 01-14, which states that fees reimbursed by customers on a pass-through basis, should be recorded as revenue. Historically, the Company had offset such reimbursements against the related expenses. The consolidated statement of income for the three months ended March 31,

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

2001 has been reclassified to conform to the current year's presentation. For the three months ended March 31, 2002 and 2001, the Company recorded $870,262 and $413,645 of reimbursed revenues, respectively.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards governing goodwill and intangible assets. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company adopted this standard on January 1, 2002, at which time the Company ceased to amortize its existing goodwill and intangible assets. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted this standard on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated results of operations or financial position.

Note 2 - Earnings Per Share:

     Basic earnings per common share for the three months ended March 31, 2002 and 2001 was calculated based upon the net income available to common stockholders divided by the weighted average number of shares of common stock, $0.00025 par value (the "Common Stock"), outstanding during the period. Diluted earnings per share for the three months ended March 31, 2002 and 2001 was calculated based upon net income available to common stockholders divided by the weighted average number of shares of Common Stock outstanding during the period, adjusted for dilutive securities using the treasury method.

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The computation of basic earnings per common share and diluted earnings per common share were as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2002          2001
                                                          --------       -------

      Net income applicable
         to common stock - basic....................    $  296,770     $ 219,182
                                                        ----------     ---------

      Interest expense on convertible note..........        19,602            --
                                                        ----------     ---------

      Net income applicable
         to common stock - diluted..................    $  316,372     $ 219,182
                                                        ----------     ---------
      Denominator-Basic:

      Weighted average number of common
        shares......................................     8,292,565     8,190,545

        Basic earnings per common share.............   $      0.04    $     0.03
                                                       ===========     =========

        Denominator-Diluted:

        Weighted average number of
           common shares............................     8,292,565     8,190,545

        Common share equivalents of
           outstanding stock options and
           warrants.................................       551,300       116,961

        Common share equivalents related to the
           convertible promissory note..............     1,060,141            --
                                                       -----------     ---------

        Weighted average number of common
           shares and dilutive common equivalent
           shares...................................     9,904,006     8,307,506
                                                       -----------     ---------

        Diluted earnings per common share...........  $       0.03    $     0.03
                                                       ===========     =========

     As of March 31, 2002 and 2001, 332,000 and 955,250 stock options and warrants, respectively, have been excluded from the calculation of diluted earnings per common share as they are antidilutive.

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

Note 3 - Long-term Debt:

     On April 30, 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia") for a committed line of credit up to $1,000,000 collateralized by the Company's assets. Interest is payable at Wachovia's Prime Rate plus 0.5%. The agreement requires the Company, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually. The committed line of credit matures May 31, 2003 and may be renewed on an annual basis.

     In December 1999, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank ("Silicon Valley Bank"), whereby the Company may assign up to $500,000 of eligible accounts receivable to Silicon Valley Bank. In March 2000, Silicon Valley Bank increased the eligible accounts receivable to $1,000,000. Under the agreement, Silicon Valley Bank may advance the Company up to 80% of the assigned accounts receivable amount. Although the agreement is contractually renewable each year, it is cancelable by Silicon Valley Bank at any time. During the three months ended March 31, 2002, the Company did not assign any accounts receivable to Silicon Valley Bank. At March 31, 2002, the Company had no borrowings under the accounts receivable financing agreement. This accounts receivable financing agreement with Silicon Valley Bank was terminated by the Company on May 13, 2002.

Note 4 - Recent Acquisition:

     On October 1, 2001, the Company acquired effective control of the Intelligent Imaging(TM) business unit ("Intelligent Imaging") of Quintiles, Inc., a North Carolina corporation ("Quintiles"), and a wholly-owned subsidiary of Quintiles Transnational Corporation (the "Intelligent Imaging Acquisition"). The Intelligent Imaging Acquisition closed on October 25, 2001. All Intelligent Imaging personnel (approximately 47) have become employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the combined Company.

     Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry, a line of business the Company intends to continue. In the Intelligent Imaging Acquisition, the Company acquired substantially all of the assets of Intelligent Imaging and assumed certain liabilities of Intelligent Imaging.

     The assets acquired primarily included Intelligent Imaging's accounts receivable and equipment. In consideration for the assets purchased, the Company issued an unsecured, subordinated convertible promissory note, dated as of October 25, 2001, in the principal amount of $1,000,000 (the "Note"). The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the Three-Month London Interbank Offering Rate (the "LIBOR Rate") as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year.

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's Common Stock. The Company has recorded $166,667 as a current liability, representing the May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003 quarterly installments of principal.

     The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's Common Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At March 31, 2002, the Note would have been convertible into approximately 1,064,937 shares of the Company's Common Stock. This was calculated by dividing the unpaid principal balance ($958,333 as of March 31, 2002) plus accrued interest (approximately $6,500 as of March 31, 2002) of $964,833 by $0.906.

     The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of Common Stock which is to be paid out no later than February 15, 2003). The Company has recorded a long-term liability of $585,499 (based on the price per share of $0.906) for the contingent consideration under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS No. 141 requires a liability to be recognized in an amount equal to the lesser of the maximum amount of the contingent consideration or the excess of net tangible assets acquired over the purchase price when fair value of net assets acquired exceeds the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the Intelligent Imaging Acquisition. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess will be allocated as a pro rata reduction of noncurrent assets or property, plant and equipment. The maximum amount of contingent consideration from the Intelligent Imaging Acquisition of approximately $585,000 is classified in the Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 as long-term debt and other liabilities. The payment to Quintiles of any additional consideration is to be paid out no later than February 15, 2003 and must be paid in the form of shares of the Company's Common Stock.

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

   Net tangible assets acquired..............................      $  2,130,684

--------------------------------------------------------------------------------
    Less - purchase price:
     Convertible promissory note.............................        (1,000,000)
     Contingent liability....................................          (585,499)
     Transaction costs.......................................           (98,000)

--------------------------------------------------------------------------------
         Total purchase price................................        (1,683,499)

--------------------------------------------------------------------------------
    Excess of net tangible assets over purchase price........           447,185
    Less - write-down of property, plant and equipment.......          (447,185)

--------------------------------------------------------------------------------
         Remaining excess of net tangible assets over
         purchase price......................................      $         --

--------------------------------------------------------------------------------

     The Company assumed effective control of Intelligent Imaging on October 1, 2001, therefore, transactions occurring subsequent to October 1, 2001 have been included in the Company's historical operating results.

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The following unaudited consolidated pro forma information has been prepared assuming Intelligent Imaging was acquired as of January 1, 2001, with pro forma adjustments for interest expense and income taxes. The pro forma information is presented for informational purposes only and is not indicative of what would have occurred if the Intelligent Imaging Acquisition had been made on January 1, 2001. In addition, this pro forma information is not intended to be a projection of future operating results.


                                                    Three Months Ended
                                                      March 31, 2001
                                                      --------------

        Revenues.............................         $   3,880,844
                                                       ------------

        Net income...........................         $     183,800
                                                       ------------

        Basic earnings per common share......         $         .02
                                                       ------------

        Diluted earnings per common share....         $         .02
                                                       ------------

Note 5 - Recently Issued Accounting Standards:

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

Note 6 - Income Tax Provision:

     The Company's income tax provision of $22,471 relates to estimated state income taxes. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the three months ended March 31, 2002, the federal income tax provision has been offset by a reduction in the Company's valuation allowance of approximately $74,000. Management has determined that it is more likely than not that a portion of the Company's Federal net operating loss carryforwards will be realized in the future. The determination took into account that the Company has been profitable for the last seven quarters and the Company's 2002 budget. The Company has approximately $5,200,000 of Federal net operating loss carryforwards as of March 31, 2002. The deferred tax asset of approximately $417,000 at March 31, 2002 has been recorded net of a valuation allowance of approximately $1,900,000.

                BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 -----------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

     The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of the liability method where deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities at currently enacted tax laws and rates. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Bio-Imaging Technologies, Inc. (the "Company") is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities including computerized tomography, magnetic resonance imaging, x-rays, dual energy x-ray absorptiometry, position emission tomography single photon emission computerized tomography and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. In September 2000, the Company offered a new service called, Bio-Imaging ETC(SM). Bio-Imaging ETC focuses on education, training and certification for medical imaging equipment, facilities and staff.

     On October 1, 2001, the Company acquired effective control of the Intelligent Imaging(TM) business unit ("Intelligent Imaging") of Quintiles, Inc., a North Carolina corporation ("Quintiles"), and a wholly-owned subsidiary of Quintiles Transnational Corporation (the "Intelligent Imaging Acquisition"). The Intelligent Imaging Acquisition closed on October 25, 2001. All Intelligent Imaging personnel (approximately 47) have become employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the combined Company.

     Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry, a line of business the Company intends to continue. In the Intelligent Imaging Acquisition, the Company acquired substantially all of the assets of Intelligent Imaging and assumed certain liabilities of Intelligent Imaging.

     The assets acquired primarily included Intelligent Imaging's accounts receivable and equipment. In consideration for the assets purchased, the Company issued an unsecured, subordinated convertible promissory note, dated as of October 25, 2001, in the principal amount of $1,000,000 (the "Note"). The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the Three-Month London Interbank Offering Rate (the "LIBOR Rate") as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year.

     The Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's Common Stock. The Company has recorded $166,667 as a current liability, representing the May 1, 2002, August 1, 2002, November 1, 2002 and February 1, 2003 quarterly installments of principal.

     The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's Common Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At March 31, 2002, the Note would have been convertible into approximately 1,064,937 shares of the Company's Common Stock. This was calculated by dividing the unpaid principal balance ($958,333 as of March 31, 2002) plus accrued interest (approximately $6,500 as of March 31, 2002) of $964,833 by $0.906.

     The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of Common Stock which is to be paid out no later than February 15, 2003). The Company has recorded a long-term liability of $585,499 (based on the price per share of $0.906) for the contingent consideration under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS No. 141 requires a liability to be recognized in an amount equal to the lesser of the maximum amount of the contingent consideration or the excess of net tangible assets acquired over the purchase price when fair value of net assets acquired exceeds the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the Intelligent Imaging Acquisition. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess will be allocated as a pro rata reduction of noncurrent assets or property, plant and equipment. The maximum amount of contingent consideration from the Intelligent Imaging Acquisition of approximately $585,000 is classified in the Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 as long-term debt and other liabilities. The payment to Quintiles of any additional consideration is to be paid out no later than February 15, 2003 and must be paid in the form of shares of the Company's Common Stock.

     The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) has historically been 12 months but is shortening as the awareness of these services increases and regulatory guidelines become better defined. In addition, the contracts under which the Company performs services typically cover a period of 12 to 60 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company's project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 52 clients encompassing 104 distinct projects for the three months ended March 31, 2002. This compares to 41 clients encompassing 75 distinct projects for the three months ended March 31, 2001. This represents an increase of 26.8% in clients and 38.7% in projects for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Management believes that the operations of the Company and Intelligent Imaging have been fully integrated since the Intelligent Imaging Acquisition. The Company's contracted/committed backlog was approximately $31,742,000 as of March 31, 2002. This compares to approximately $18,800,000 as of March 31, 2001, an increase of 68.8%. Contracted/committed backlog is the amount of service revenue that remains to be earned and recognized on both signed and agreed to contracts. Such contracts are subject to termination by the Company's clients at any time.

     The Company believes that demand for its services and technologies will grow during the long-term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical-imaging data that is derived from clinical trials and the regulatory requirements relating to the submission of this data. In addition, the Food and Drug Administration ("FDA") is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, competition from commercial competitors and academic research centers, there can be no assurance that demand for the Company's services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

     Certain matters discussed in this Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, the Company's statements regarding the integration of Intelligent Imaging into the Company, the demand for the Company's services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company's marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to the Company's critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

     On November 6, 2001, the Company changed its fiscal year from ending on September 30 to December 31. The Company believes that the three months ended March 31, 2001 provides a meaningful comparison to the three months ended March 31, 2002.

     Three Months Ended March 31, 2002 and 2001
     ------------------------------------------



                               Three Months     % of          Three Months      % of
                                  Ended         Total            Ended          Total
                              March 31, 2002    Revenue       March 31, 2001    Revenue      $ Change       % Change
---------------------------- ----------------- ---------- -------------------- ----------- -------------- -----------
Service revenues                $3,872,845                   $2,132,694                     $1,740,151          81.6%
Reimbursement
revenues                          $870,262                     $413,645                       $456,617         110.4%
---------------------------- ----------------- ---------- -------------------- ----------- -------------- -----------
Total revenues                  $4,743,107                   $2,546,339
============================ ================= ========== ==================== =========== ============== ===========

Cost of revenues                $3,397,071        71.6%      $1,467,828          57.6%      $1,929,243         131.4%
---------------------------- ----------------- ---------- -------------------- ----------- -------------- -----------
General and
administrative
expenses                          $592,130        12.5%        $445,279          17.5%        $146,851          33.0%
---------------------------- ----------------- ---------- -------------------- ----------- -------------- -----------
Sales and marketing
expenses                          $416,032         8.8%        $413,044          16.2%          $2,988           0.7%
---------------------------- ----------------- ---------- -------------------- ----------- -------------- -----------
Total cost and
expenses                         $4,405,233       92.9%      $2,326,151          91.3%      $2,079,082          89.4%
============================ ================= ========== ==================== =========== ============== ===========
Interest expense-net               $18,633                       $1,006                        $17,627       1,752.2%
Income tax
provision                          $22,471                           --                        $22,471             --
---------------------------- ----------------- ---------- -------------------- ----------- -------------- -----------
Net income                        $296,770         6.3%         $219,182          8.6%         $77,588          35.4%
============================ ================= ========== ==================== =========== ============== ===========

     Service revenues for the three months ended March 31, 2002 and 2001 were approximately $3,873,000 and $2,133,000, respectively, an increase of approximately $1,740,000 or 81.6%. The increase in service revenues is a result of an increase in the number of projects from the overall market growth for medical imaging related services for clinical trials. Service revenues were generated from 52 clients encompassing 104 distinct projects for the three months ended March 31, 2002. This compares to 41 clients encompassing 75 distinct projects for the three months ended March 31, 2001. Service revenues generated from the Company's client base continue to be highly concentrated. One client encompassing 3 projects represented approximately 22.4% of the Company's service revenues for the three months ended March 31, 2002, while for the comparable period last year, three clients encompassing 11 projects represented approximately 45.2% of the Company's service revenues. No other customers accounted for more than 10% of service revenues in each of the three month periods ended March 31, 2002 and 2001. The Company's scope of work in both periods included primarily medical-imaging core laboratory services and image-based information management services.

     Reimbursment revenues for the three months ended March 31, 2002 and 2001 were approximately $870,000 and $414,000, respectively, an increase of approximately $456,000 or 110.4%. Reimbursment revenues consists of pass-through costs reimbursed by the customer. As required, the Company adopted the guidance of recently issued accounting pronouncement EITF 01-14, effective January 1, 2002, and, accordingly, has reclassified reimbursed pass-through costs as part of revenues. The increase in the three months ended March 31, 2002 resulted from an increase in projects and the associated reimbursed costs.

     Cost of revenues for the three months ended March 31, 2002 and 2001 were approximately $3,397,000 and $1,468,000, respectively, an increase of approximately $1,929,000 or 131.4%. Cost of revenues for the three months ended March 31, 2002 and three months ended March 31, 2001 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to personnel and facilities assumed as part of the Intelligent Imaging Acquisition, along with an increase in staffing levels required for project related tasks for the three months ended March 31, 2002. The Company anticipates utilizing the excess
Intelligent Imaging resource capacity to fulfill current and anticipated projects.

     The increase in the cost of revenues as a percentage of total revenues in the three months ended March 31, 2002 of 71.6% from the three months ended March 31, 2001 of 57.6% is primarily due to costs associated with the integration of Intelligent Imaging. In addition, the inclusion of reimbursable pass-through costs in revenues has added to this percentage increase since reimbursable revenues along with the associated reimbursable pass-through costs have increased in proportion to the Company's number of projects and service revenues. The cost of revenues as a percentage of total revenues may fluctuate based on the utilization of staff and the mix of services provided by the Company.

     General and administrative expenses for the three months ended March 31, 2002 and 2001 were approximately $592,000 and $445,000, respectively, an increase of approximately $147,000 or 33.0%. General and administrative expenses in each of the three months ended March 31, 2002 and three months ended March 31, 2001 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the three months ended March 31, 2002 from the three months ended March 31, 2001, is primarily attributable to an increase in corporate insurance and professional services associated with general corporate matters resulting from the increase in the Company's service revenues and personnel.

     The decrease in general and administrative expenses as a percentage of total revenues in the three months ended March 31, 2002 of 12.5% from the three months ended March 31, 2001 of 17.5% is primarily due to the Company's increase in total revenues with a lesser increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

     Sales and marketing expenses for the three months ended March 31, 2002 and 2001 were approximately $416,000 and $413,000, respectively, an increase of approximately $3,000 or 0.7%. Sales and marketing expenses in each of the three months ended March 31, 2002 and three months ended March 31, 2001 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. These expenses have not increased significantly in the three months ended March 31, 2002 from the comparable period last year.

     The decrease in sales and marketing expenses as a percentage of total revenues in the three months ended March 31, 2002 of 8.8% from the three months ended March 31, 2001 of 16.2% is primarily due to the Company's increase in total revenues with a lesser increase in costs associated with professional salaries and benefits.

     Total cost and expenses for the three months ended March 31, 2002 and 2001 were approximately $4,405,000 and $2,326,000, respectively, an increase of approximately $2,079,000 or 89.4%. Total cost and expenses in each of the three months ended March 31, 2002 and three months ended March 31, 2001 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. This increase is due primarily to an increase in personnel resulting from the Intelligent Imaging Acquisition, along with an increase in professional services associated with general corporate matters.

         Total cost and expenses as a percentage of total revenues for the three months ended March 31, 2002 of 6.3% from the three months ended March 31, 2001 of 8.6% did not change significantly due to the increase in cost of revenues as a percentage of total revenues offset by the decreases in general and administrative and sales and marketing expenses as a percentage of total revenues.

     Net interest expense for the three months ended March 31, 2002 and 2001 were approximately $19,000 and $1,000, respectively, an increase of approximately $18,000 or 1752.2%. Net interest expense for the three months ended March 31, 2002 resulted from interest expense incurred on both the convertible promissory note and equipment lease obligations. Net interest expense in the three months ended March 31, 2001 resulted from interest expense incurred on equipment lease obligations.

     The Company's income tax provision of $22,471 relates to estimated state income taxes for the three months ended March 31, 2002. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the three months ended March 31, 2002, the federal income tax provision has been offset by a reduction in the Company's valuation allowance of approximately $74,000. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of March 31, 2002, will be realized in the future.

     The Company's net income for the three months ended March 31, 2002 was attributable primarily to increased revenues associated with an increase in the number of projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the Intelligent Imaging Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

                                                           Three Months        Three Months
                                                              Ended               Ended
                                                          March 31, 2002      March 31, 2001
                                                        -------------------------------------
Net cash provided by (used in) operating activities        $321,627              ($5,977)
Net cash used in investing activities                     ($314,660)            ($56,748)
Net cash used in financing activities                      ($73,174)            ($37,176)

     At  March  31,  2002,  the  Company  had  cash  and  cash   equivalents  of
approximately $434,000. Working capital at March 31, 2002 was approximately $1,573,000.

     Net cash provided by operating activities for the three months ended March 31, 2002 includes net income of approximately $297,000, approximately $204,000 of depreciation and amortization and changes in certain of the Company's operating assets and liabilities, such as, an increase of approximately $109,000 in accrued expenses and other current liabilities, offset by an increase in prepaid expenses and other current assets of approximately $118,000 and a decrease in deferred revenue of approximately $128,000.

     Net cash used in investing activities represents the Company's investment in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of fiscal year ending December 31, 2002 will be approximately $800,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities for both the United States and European operations and software investment in 21 CFR
Part 11 compliance. 21 CFR Part 11 is a regulation published by the Food and Drug Administration pursuant to its Electronic Records and Electronic Signatures Rule relating to requirements for electronic records and signatures that support regulated activities.

     Net cash used in financing activities is primarily due to payments under the Promissory Note and equipment lease obligations.

     The following table lists the Company's cash contractual obligations as of March 31, 2002:

-------------------------------------------------------------------------------------------------------------------
                                                         Payments Due by Period
-------------------------------------------------------------------------------------------------------------------
Contractual Obligations            Total          Less than 1 year     1-3 years     4 - 5 years    After 5 years
-------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations           $275,930           $168,426        $107,504             -               -
-------------------------------------------------------------------------------------------------------------------
Promissory Note                     $958,333           $166,667        $791,666             -               -
-------------------------------------------------------------------------------------------------------------------
Facility Rent Operating           $5,386,747           $761,238      $1,840,137       $1,303,736      $1,481,636
Leases
===================================================================================================================
Total Contractual Cash            $6,621,010         $1,096,331      $2,739,307       $1,303,736      $1,481,636
Obligations
===================================================================================================================

     On April 30, 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia") for a committed line of credit up to $1,000,000, collateralized by the Company's assets. Interest is payable at Wachovia's Prime Rate plus 0.5%. The agreement requires the Company, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually. The committed line of credit matures May 31, 2003 and may be renewed on an annual basis.

     In December 1999, the Company entered into an accounts receivable financing agreement with Silicon Valley Bank ("Silicon Valley Bank"), whereby the Company may assign up to $500,000 of eligible accounts receivable to Silicon Valley Bank. In March 2000, Silicon Valley Bank increased the eligible accounts receivable to $1,000,000. Under the agreement, Silicon Valley Bank may advance the Company up to 80% of the assigned accounts receivable amount. Upon collection by Silicon Valley Bank, the balance of the assigned accounts receivable would be remitted to the Company net of Silicon Valley Bank's finance charges and administration fees. A 1.00% administrative fee of the face amount of the assigned receivable may be charged by Silicon Valley Bank along with a 1.75% finance charge per month of the average daily account balance outstanding. Although the agreement is contractually renewable each year, it is cancelable by Silicon Valley Bank at any time. During the three months ended March 31, 2002, the Company did not assign any accounts receivable to Silicon Valley Bank. At March 31, 2002, the Company had repaid its borrowings and had a $0 balance with Silicon Valley Bank. This accounts receivable financing agreement with Silicon Valley Bank was terminated by the Company on May 13, 2002.

     In connection with the Intelligent Imaging Acquisition, beginning February 1, 2002, the Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's Common Stock. The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the LIBOR Rate as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. During the three months ended March 31, 2002, the Company paid $41,667 in principal under the Note and $13,102 in interest up to February 1, 2002.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future.

     The Company anticipates that its cash and cash equivalents as of March 31, 2002, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will continue to achieve profitability on an annual basis in the near future. The Company's past history of operating losses, together with the risks associated with: (i) the integration of Intelligent Imaging into the Company;
(ii) the Company's ability to gain new client contracts; (iii) the variability of the timing of payments on existing client contracts and; (iv) other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to; (i) implement its business, sales or marketing plans;
(ii) take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services); (iii) to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or; (iv) to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

     The Company's 2002 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellation, or delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company's ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company's management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management's actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to the Consolidated Financial Statements includes a summary of significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

     In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

     On an on-going basis, the Company evaluates its estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed service contracts, allowance for doubtful accounts and income taxes.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Revenue Recognition. Service revenues are recognized over the contractual term of the Company's customer contracts using the percentage-of-completion method based on costs incurred as a percentage of total estimated costs. Service revenues are first recognized when the Company has a signed contract from the customer, with fixed or determinable fees and for which collectability is reasonably assured. Any change to recognized service revenue as a result of revisions to estimated total costs are recognized in the period the estimate changes. Direct and incremental costs incurred at the outset of an arrangement that are directly related to a customer contract are deferred, if their recoverability from that contract is probable. Deferred costs are expensed upon recognition of revenue associated with the contract.

     The Company's revenue recognition policy entails a number of estimates including an estimate of the total costs expected to be incurred on a project, which is used as the basis for determining the portion of the Company's revenue to be recognized each period. The revenue recognized may have been materially effected if different assumptions or conditions prevailed. If there are changes in the total estimated costs, other than scope changes in a project which typically result in a revision to the contract, the timing of the Company's recognition of revenue would change. The Company reviews its total estimated costs monthly.

     The Company also incurs costs at the outset of a customer service arrangement prior to receiving a final signed contract and, therefore, defer these costs and delay the recording of any service revenue. If a customer did not sign the contract, the Company would have to immediately expense the deferred costs.

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on February 27, 2002.

(b) The following is a list of all of the nominees for Director of the Company who were elected at the Meeting and whose term of office continued after the Meeting:

               Mark L. Weinstein

               James A. Bannon, Pharm.D.

               Jeffrey H. Berg, Ph.D.

               David E. Nowicki, D.M.D.

               Allan E. Rubenstein, M.D.

               David M. Stack

               Paula B. Stafford

               James A. Taylor, Ph.D.

(c) There were present at the Meeting, in person or by proxy, 7,927,593 shares of Common Stock out of a total of 8,278,141 shares of Common Stock issued and outstanding and entitled to vote at the Meeting.

(d) The results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

     (i) The results of the vote taken at the Meeting for the election of the nominees for Board of Directors of the Company were as follows:

     Nominee                               For               Withheld
     ---------------------------       ---------            ----------

     Mark L. Weinstein                  7,895,093              32,500
     James A. Bannon, Pharm.D.          7,283,294             689,299
     Jeffrey H. Berg, Ph.D.             7,875,593              52,000
     David E. Nowicki, D.M.D.           7,895,793              31,800
     Allan E. Rubenstein, M.D.          7,109,794             817,799
     David M. Stack                     7,895,593              32,000
     Paula B. Stafford                  7,895,793              31,800
     James A. Taylor, Ph.D.             7,297,127              32,500

     (ii) A vote was taken to adopt the Company's 2002 Stock Incentive Plan. The results of the vote taken at the Meeting with respect to the adoption of the Company's 2002 Stock Incentive Plan were as follows:

              For         Against          Abstain          Broker Non-Votes
              ---         -------          -------          ----------------

           4,225,713      981,616           21,967             2,698,297


     (iii) A vote was taken on the proposal to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2002. The results of the vote taken at the Meeting with respect to such appointment were as follows:

              For         Against          Abstain
              ---         -------          -------

           6,790,657      886,966          249,970

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

                4.1 Promissory Note for  $1,000,000,  dated April 30, 2002, made
                    by  the  Company  in  favor  of  Wachovia   Bank,   National
                    Association.

               10.1 2002 Stock  Incentive Plan,  adopted by the  stockholders of the Company on February 27, 2002. (Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 dated April 2,
                    2002).

               10.2 First Modification of Office Space Lease between 826 Newtown
                    Associates, LP and the Company dated January 11, 2002.

               10.3 Loan  Agreement,  dated April 30,  2002,  by and between the
                    Company and Wachovia Bank, National Association.

               10.4 Security  Agreement,  dated  April  30,  2002,  made  by the
                    Company in favor of Wachovia Bank, National Association.

               10.5 Employment Agreement, dated February 1, 2002, by and between the Company and Mark L. Weinstein.*

               * The schedules and exhibits to this document are not being filed herewith because the Company believes that the information contained therein is not material. Upon request therefor, the Company agrees to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.


          (b)  Reports on Form 8-K.

               Report on Form 8-K/A filed on January 8, 2002 (filing Audited Financial Statements of the Intelligent Imaging division as of and for the fiscal years ended September 30, 2001 and 2000, and Unaudited Pro-Forma Combined Condensed Financial Statements of the Company).

               Report on Form 8-K filed on April 17, 2002 (reporting the dismissal of Arthur Andersen LLP as the Company's independent auditors and the engagement of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2002).

               Report on Form 8-K/A filed on April 26, 2002 (amending the letter from Arthur Andersen LLP filed with the Form 8-K filed on April 17,
          2002).

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIO-IMAGING TECHNOLOGIES, INC.



DATE:   May 14, 2002                    By:/s/ Mark L. Weinstein
                                           ------------------------------------
                                           Mark L. Weinstein, President, Chief
                                           Executive Officer and Chief Financial
                                           Officer (Principal Executive Officer
                                           and Principal Financial Officer)


DATE:   May 14, 2002                     By:/s/ Maria T. Kraus
                                            ------------------------------------
                                            Maria T. Kraus, Controller
                                            (Principal Accounting Officer)