Form 10QSB
period 2002-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2002-08-07
CIK 822418

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
Commission File No. 1-11182

BIO-IMAGING TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	11-2872047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

826 Newtown-Yardley Road, Newtown, Pennsylvania 18940-1721
(Address of Principal Executive Offices)

(267) 757-3000
(Issuer's Telephone Number, Including Area Code)

        Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:  X        No: ___

        State the number of shares outstanding of each of the Issuer's classes of common stock, as of June 30, 2002:

Class	Number of Shares
Common Stock, $0.00025 par value	8,389,653

        Transitional Small Business Disclosure Format (check one):

Yes:  ___        No:  X

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION.

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

        On November 6, 2001, the Company's Board of Directors approved a change in the Company's annual reporting period from a fiscal year ending September 30 to December 31. Accordingly, the 2002 fiscal year commenced on January 1, 2002 and will end on December 31, 2002, with its fiscal quarters ending on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.

        The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$755,142	$499,710
Accounts receivable, net	3,815,643	3,447,155
Prepaid expenses and other current assets	448,754	274,313
Deferred income taxes	417,000	417,000

Total current assets	5,436,539	4,638,178
Property and equipment, net	2,809,117	2,111,360
Other assets	316,379	225,524

Total assets	$8,562,035	$6,975,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$555,780	$605,057
Accrued expenses and other current liabilities	461,765	445,134
Deferred revenue	2,336,129	1,711,972
Current maturities of long-term debt and other current liabilities	429,826	343,201

Total current liabilities	3,783,500	3,105,364
Long-term debt and other liabilities	1,741,051	1,508,705

Total liabilities	5,524,551	4,614,069

Stockholders' equity:
Common stock — $.00025 par value; authorized 18,000,000 shares, issued and outstanding 8,389,653 shares at June 30, 2002 and 8,278,141 shares at December 31, 2001	2,097	2,070
Additional paid-in capital	9,375,464	9,286,871
Accumulated deficit	(6,340,077)	(6,927,948)

Stockholders' equity	3,037,484	2,360,993

Total liabilities and stockholders' equity	$8,562,035	$6,975,062

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Six Months Ended June 30,
	2002	2001
Service revenues	$8,257,564	$4,385,201
Reimbursement revenues	1,542,714	902,686

Total revenues	9,800,278	5,287,887

Cost and expenses:
Cost of revenues	6,952,400	3,323,827
General and administrative expenses	1,282,493	776,174
Sales and marketing expenses	855,670	879,672

Total cost and expenses	9,090,563	4,979,673

Income from operations	709,715	308,214
Interest expense — net	(50,081)	(9,129)

Income before income tax provision	659,634	299,085
Income tax provision	71,763	—

Net income	$587,871	$299,085

Basic earnings per common share	$0.07	$0.04

Weighted average number of common shares	8,313,623	8,201,575

Diluted earnings per common share	$0.06	$0.04

Weighted average number of common shares and dilutive common equivalent shares	9,681,890	8,402,469

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended June 30,
	2002	2001
Service revenues	$4,384,719	$2,252,507
Reimbursement revenues	672,452	489,041

Total revenues	5,057,171	2,741,548

Cost and expenses:
Cost of revenues	3,555,329	1,855,999
General and administrative expenses	690,363	330,895
Sales and marketing expenses	439,638	466,628

Total cost and expenses	4,685,330	2,653,522

Income from operations	371,841	88,026
Interest expense—net	(31,448)	(8,123)

Income before income tax provision	340,393	79,903
Income tax provision	49,292	—

Net income	$291,101	$79,903

Basic earnings per common share	$0.03	$0.01

Weighted average number of common shares	8,334,895	8,217,234

Diluted earnings per common share	$0.03	$0.01

Weighted average number of common shares and dilutive common equivalent shares	9,742,523	8,484,572

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$587,871	$299,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	387,185	282,441
Changes in operating assets and liabilities:
Increase in accounts receivable	(368,488)	(1,136,199)
(Increase) decrease in prepaid expenses and other current assets	(174,441)	11,688
(Increase) decrease in other assets	(106,421)	244
(Decrease) increase in accounts payable	(49,277)	245,879
Increase in accrued expenses and other current liabilities	16,631	24,357
Increase (decrease) in deferred revenue	624,157	(50,477)

Net cash provided by (used in) operating activities	917,217	(322,982)

Cash flows from investing activities:
Purchases of property and equipment	(553,174)	(152,092)

Net cash used in investing activities	(553,174)	(152,092)

Cash flows from financing activities:
Payments under equipment lease obligations	(155,564)	(81,862)
Payments under promissory note	(41,667)	—
Proceeds from exercise of stock options and warrants	88,620	43,260

Net cash used in financing activities	(108,611)	(38,602)

Net increase (decrease) in cash and cash equivalents	255,432	(513,676)
Cash and cash equivalents at beginning of period	499,710	661,155

Cash and cash equivalents at end of period	$755,142	$147,479

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$516,202	$134,816

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Basis of Presentation:

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

        On November 6, 2001, the Company's Board of Directors approved a change in the Company's annual reporting period from a fiscal year ending September 30 to December 31. Accordingly, the 2002 fiscal year commenced on January 1, 2002 and will end on December 31, 2002, with its fiscal quarters ending on March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002.

        In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair presentation of its financial position as of June 30, 2002 and December 31, 2001 and the results of its operations for the six months and three months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

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

        In addition, the Emerging Issues Task Force recently issued accounting pronouncement EITF 01-14, which states that fees reimbursed by customers on a pass-through basis, should be recorded as revenue. Historically, the Company had offset such reimbursements against the related expenses. The consolidated statements of income for the six months and three months ended June 30, 2001 have been reclassified to conform to the current year's presentation.

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

Note 2—Earnings Per Share:

        Basic earnings per common share for the six months and three months ended June 30, 2002 and 2001 were calculated based upon the net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share for the six months and three months ended June 30, 2002 and 2001 were calculated based upon net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

        The computation of basic earnings per common share and diluted earnings per common share were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Net Income Basic	$587,871	$299,085	$291,101	$79,903
Interest expense on convertible note	32,823	—	19,721	—
Net income—diluted	$620,694	$299,085	$310,822	$79,903
Denominator—Basic:
Weighted average number of common shares	8,313,623	8,201,575	8,334,895	8,217,234
Basic earnings per common share	$0.07	$0.04	$0.03	$0.01

Denominator—Diluted:
Weighted average number of common shares	8,313,623	8,201,575	8,334,895	8,217,234
Common share equivalents of outstanding stock options and warrants	590,218	200,894	628,351	267,338
Common share equivalents related to the convertible promissory note	778,049	—	779,277	—

Weighted average number of common shares and dilutive common equivalents shares	9,681,890	8,402,469	9,742,523	8,484,572

Diluted earnings per common share	$0.06	$0.04	$0.03	$0.01

        As of June 30, 2002 and 2001, 152,000 and 574,500 stock options, respectively, have been excluded from the calculation of diluted earnings per common share as they are antidilutive.

Note 3—Long-term Debt:

        On April 30, 2002, the Company entered into an agreement with Wachovia Bank,

National Association ("Wachovia"), for a committed line of credit up to $1,000,000, collateralized by the Company's assets. Interest is payable at Wachovia's Prime Rate plus 0.5%. The agreement requires the Company, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually. The committed line of credit matures May 31, 2003 and may be renewed on an annual basis. At June 30, 2002, the Company had no borrowings under the committed line of credit.

        On May 13, 2002, the Company terminated its accounts receivable financing agreement it had executed with Silicon Valley Bank in December 1999. During the six months ended June 30, 2002, the Company had no borrowings under the accounts receivable financing agreement.

Note 4—Recent Acquisition:

        On October 1, 2001, the Company acquired effective control of the Intelligent Imaging™ business unit ("Intelligent Imaging") of Quintiles, Inc., a North Carolina corporation ("Quintiles"), and a wholly-owned subsidiary of Quintiles Transnational Corporation (the "Intelligent Imaging Acquisition"). The Intelligent Imaging Acquisition closed on October 25, 2001. All Intelligent Imaging personnel at the time of the Intelligent Imaging Acquisition became employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the Company.

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

        The Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's common stock. The Company has recorded $166,667 as a current liability, representing the August 1, 2002, November 1, 2002, February 1, 2003 and May 1, 2003 quarterly installments of principal.

        The number of shares of common stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At June 30, 2002, the Note would have been convertible into approximately 784,040 shares of the Company's common stock. This was calculated by dividing the unpaid principal balance ($916,667 as of June 30, 2002) plus accrued interest (approximately $8,500 as of June 30, 2002), totaling $925,167, by $1.18 (75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to June 30, 2002).

        The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of common stock which is to be paid out no later than February 15, 2003). The Company has recorded a long-term liability of $585,500 (based on the price per share of the Company's common stock of $0.906) for the contingent consideration under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS No. 141 requires a liability to be recognized in an amount equal to the lesser of the maximum amount of the contingent consideration or the excess of net tangible assets acquired over the purchase price when fair value of net assets acquired exceeds the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the Intelligent Imaging Acquisition. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess will be allocated as a pro rata reduction of noncurrent assets or property, plant and equipment. The maximum amount of contingent consideration from the Intelligent Imaging Acquisition of approximately $585,500 is classified in the Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 as long-term debt and other liabilities. The payment to Quintiles of any additional consideration is to be paid out no later than February 15, 2003 and must be paid in the form of shares of the Company's common stock.

        The total purchase price of the Intelligent Imaging Acquisition has been allocated to the assets and liabilities based on management's best estimates of fair value. The excess of the net tangible assets acquired over the purchase price resulted in the reduction of property, plant and equipment.

Net tangible assets acquired	$2,130,684

Less—purchase price:
Convertible promissory note	(1,000,000)
Contingent liability	(585,500)
Transaction costs	(98,000)

Total purchase price	(1,683,500)

Excess of net tangible assets over purchase price	447,185
Less—write-down of property, plant and equipment	(447,185)

Remaining excess of net tangible assets over purchase price	$—

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

	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001
Revenues	$7,956,897	$4,076,053

Net income	$181,429	$21,075

Basic earnings per common share	$.02	$.00

Diluted earnings per common share	$.02	$.00

Note 5—Recently Issued Accounting Standards:

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

Note 6—Income Tax Provision:

        The Company's income tax provision of $71,763 relates to estimated state income taxes. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the six months ended June 30, 2002, the federal income tax provision has been offset by a reduction in the Company's valuation allowance of approximately $209,000. Management has determined that it is more likely than not that a portion of the Company's Federal net operating loss carryforwards will be realized in the future. The determination took into account that the Company has been profitable for the last eight quarters and the Company's 2002 budget. The Company has approximately $4,900,000 of Federal net operating loss carryforwards as of June 30, 2002. The deferred tax asset of approximately $417,000 at June 30, 2002 has been recorded net of a valuation allowance of approximately $1,800,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Bio-Imaging Technologies, Inc. (the "Company") is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities including computerized tomography, magnetic resonance imaging, x-rays, dual energy x-ray absorptiometry, position emission tomography single photon emission computerized tomography and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. The Company offers a service called, Bio-Imaging ETCSM. Bio-Imaging ETC focuses on education, training and certification for medical imaging equipment, facilities and staff.

        On October 1, 2001, the Company acquired effective control of the Intelligent Imaging™ business unit ("Intelligent Imaging") of Quintiles, Inc., a North Carolina corporation ("Quintiles"), and a wholly-owned subsidiary of Quintiles Transnational Corporation (the "Intelligent Imaging Acquisition"). The Intelligent Imaging Acquisition closed on October 25, 2001. All Intelligent Imaging personnel at the time of the Intelligent Imaging Acquisition became employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the Company.

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

        The Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's common stock. The Company has recorded $166,667 as a current liability, representing the August 1, 2002, November 1, 2002, February 1, 2003 and May 1, 2003 quarterly installments of principal.

        The number of shares of common stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At June 30, 2002, the Note would have been convertible into approximately 784,040 shares of the Company's common stock. This was calculated by dividing the unpaid principal balance ($916,667 as of June 30, 2002) plus accrued interest (approximately $8,500 as of June 30, 2002), totaling $925,167, by $1.18 (75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to June 30, 2002).

        The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of common stock which is to be paid out no later than February 15, 2003). The Company has recorded a long-term liability of $585,500 (based on the price per share of the Company's common stock of $0.906) for the contingent consideration under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS No. 141 requires a liability to be recognized in an amount equal to the lesser of the maximum amount of the contingent consideration or the excess of net tangible assets acquired over the purchase price when fair value of net assets acquired exceeds the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the Intelligent Imaging Acquisition. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess will be allocated as a pro rata reduction of noncurrent assets or property, plant and equipment. The maximum amount of contingent consideration from the Intelligent Imaging Acquisition of approximately $585,500 is classified in the Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 as long-term debt and other liabilities. The payment to Quintiles of any additional consideration is to be paid out no later than February 15, 2003 and must be paid in the form of shares of the Company's common stock. Management believes that the operations of the Company and Intelligent Imaging have been fully integrated since the Intelligent Imaging Acquisition.

        The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) has historically been 12 months but is shortening as the awareness of these services increases and regulatory guidelines become better defined. In addition, the contracts under which the Company performs services typically cover a period of 12 to 60 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company's project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 56 clients encompassing 142 distinct projects for the six months ended June 30, 2002. This compares to 43 clients encompassing 84 distinct projects for the six months ended June 30, 2001. This represents an increase of 30.2% in clients and 69.0% in projects for the six months ended June 30, 2002 as compared to the six months ended June 30,

2001. The Company's contracted/committed backlog was approximately $34,640,000 as of June 30, 2002. This compares to approximately $18,500,000 as of June 30, 2001, an increase of 87.2%. Contracted/committed backlog is the amount of service revenue that remains to be earned and recognized on both signed and agreed to contracts. Such contracts are subject to termination by the Company's clients at any time.

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

Results of Operations

        On November 6, 2001, the Company changed its fiscal year from ending on September 30 to December 31. The Company believes that the six months and three months ended June 30, 2001 provides a meaningful comparison to the six months and three months ended June 30, 2002.

  Six Months Ended June 30, 2002 and 2001

	Six Months Ended June 30, 2002	% of Total Revenue	Six Months Ended June 30, 2001	% of Total Revenue	$ Change	% Change
Service revenues	$8,257,564		$4,385,201		$3,872,363	88.3%
Reimbursement revenues	$1,542,714		$902,686		$640,028	70.9%

Total revenues	$9,800,278		$5,287,887

Cost of revenues	$6,952,400	70.9%	$3,323,827	62.9%	$3,628,573	109.2%

General and administrative expenses	$1,282,493	13.1%	$776,174	14.7%	$506,319	65.2%

Sales and marketing expenses	$855,670	8.7%	$879,672	16.6%	($24,002)	(2.7%)

Total cost and expenses	$9,090,563	92.8%	$4,979,673	94.2%	$4,110,890	82.6%

Interest expense—net	$50,081		$9,129		$40,952	448.6%
Income tax provision	$71,763		—		$71,763	—

Net income	$587,871	6.0%	$299,085	5.7%	$288,786	96.6%

        Service revenues for the six months ended June 30, 2002 and 2001 were approximately $8,258,000 and $4,385,000, respectively, an increase of approximately $3,872,000 or 88.3%. The increase in service revenues is a result of an increase in the number of projects from the overall market growth for medical imaging related services for clinical trials. Service revenues were generated from 56 clients encompassing 142 distinct projects for the six months ended June 30, 2002. This compares to 43 clients encompassing 84 distinct projects for the six months ended June 30, 2001. Service revenues generated from the Company's client base continue to be highly concentrated. One client encompassing four projects represented approximately 15.6% of the Company's service revenues for the six months ended June 30, 2002, while for the comparable period last year, two clients encompassing seven projects represented approximately 32.2% of the Company's service revenues. No other customers accounted for more than 10% of service revenues in each of the six month periods ended June 30, 2002 and 2001. The

Company's scope of work in both periods included primarily medical-imaging core laboratory services and image-based information management services.

        Reimbursment revenues for the six months ended June 30, 2002 and 2001 were approximately $1,543,000 and $903,000, respectively, an increase of approximately $640,000 or 70.9%. Reimbursment revenues consists of pass-through costs reimbursed by the customer. As required, the Company adopted the guidance of recently issued accounting pronouncement EITF 01-14, effective January 1, 2002, and, accordingly, has reclassified reimbursed pass-through costs as part of revenues. The increase in the six months ended June 30, 2002 from the six months ended June 30, 2001 resulted from an increase in projects and the associated reimbursed costs.

        Cost of revenues for the six months ended June 30, 2002 and 2001 were approximately $6,952,000 and $3,324,000, respectively, an increase of approximately $3,629,000 or 109.2%. Cost of revenues for the six months ended June 30, 2002 and six months ended June 30, 2001 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to personnel and facilities assumed as part of the Intelligent Imaging Acquisition, along with an increase in staffing levels required for project related tasks for the six months ended June 30, 2002. The Company anticipates utilizing the excess Intelligent Imaging resource capacity to fulfill current and anticipated projects.

        The increase in the cost of revenues as a percentage of total revenues in the six months ended June 30, 2002 of 70.9% from the six months ended June 30, 2001 of 62.9% is primarily due to costs associated with the integration of Intelligent Imaging. In addition, the inclusion of reimbursable pass-through costs in revenues has added to this percentage increase since reimbursable revenues along with the associated reimbursable pass-through costs have increased in proportion to the Company's number of projects and service revenues. The cost of revenues as a percentage of total revenues may fluctuate based on the utilization of staff and the mix of services provided by the Company.

        General and administrative expenses for the six months ended June 30, 2002 and 2001 were approximately $1,282,000 and $776,000, respectively, an increase of approximately $506,000 or 65.2%. General and administrative expenses in each of the six months ended June 30, 2002 and 2001 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the six months ended June 30, 2002 from the six months ended June 30, 2001, is primarily attributable to an increase in personnel and in corporate insurance and professional services associated with general corporate matters resulting from the increase in the Company's service revenues and personnel.

        The decrease in general and administrative expenses as a percentage of total revenues in the six months ended June 30, 2002 of 13.1% from the six months ended June 30, 2001 of 14.7% is primarily due to the Company's increase in total revenues with a lesser increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

        Sales and marketing expenses for the six months ended June 30, 2002 and 2001 were approximately $856,000 and $880,000, respectively, a decrease of approximately $24,000 or 2.7%. Sales and marketing expenses in each of the six months ended June 30, 2002 and six months ended June 30, 2001 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. This decrease is primarily due to less marketing expenses for the six months ended June 30, 2002 from the six months ended June 30, 2001.

        The decrease in sales and marketing expenses as a percentage of total revenues in the six months ended June 30, 2002 of 8.7% from the six months ended June 30, 2001 of 16.6% is primarily due to the Company's increase in total revenues with a lesser increase in sales and marketing costs associated with professional salaries and benefits.

        Total cost and expenses for the six months ended June 30, 2002 and 2001 were approximately $9,091,000 and $4,980,000, respectively, an increase of approximately $4,111,000 or 82.6%. Total cost and expenses in each of the six months ended June 30, 2002 and six months ended June 30, 2001 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. This increase is due primarily to an increase in personnel resulting from the Intelligent Imaging Acquisition along with an increase in staffing levels required for project related tasks for the six months ended June 30, 2002 and an increase in professional services associated with general corporate matters.

        Total cost and expenses as a percentage of total revenues for the six months ended June 30, 2002 of 92.8% from the six months ended June 30, 2001 of 94.2% did not change significantly due to the increase in cost of revenues as a percentage of total revenues offset by the decreases in general and administrative and sales and marketing expenses as a percentage of total revenues.

        Net interest expense for the six months ended June 30, 2002 and 2001 was approximately $50,000 and $9,000, respectively, an increase of approximately $41,000 or 448.6%. Net interest expense for the six months ended June 30, 2002 resulted from interest expense incurred on both the Note and equipment lease obligations. Net interest expense for the six months ended June 30, 2001 resulted from interest expense incurred on equipment lease obligations.

        The Company's income tax provision of $71,763 relates to estimated state income taxes for the six months ended June 30, 2002. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the six months ended June 30, 2002, the federal income tax provision has been offset by a reduction in the Company's valuation allowance of approximately $209,000. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of June 30, 2002, will be realized in the future.

        Net income for the six months ended June 30, 2002 and 2001 was approximately $588,000 and $299,000, respectively, an increase of approximately $289,000 or 96.6%. The Company's net income for the six months ended June 30, 2002 was attributable primarily to increased revenues associated with an increase in the number of projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the Intelligent Imaging Acquisition.

        The increase in net income as a percentage of total revenues for the six months ended June 30, 2002 of 6.0% from the six months ended June 30, 2001 of 5.7% is primarily due to the Company's increase in total revenues with a lesser increase in general and administrative and sales and marketing expenses.

  Three Months Ended June 30, 2002 and 2001

	Three Months Ended June 30, 2002	% of Total Revenue	Three Months Ended June 30, 2001	% of Total Revenue	$ Change	% Change
Service revenues	$4,384,719		$2,252,507		$2,132,212	94.7%
Reimbursement revenues	$672,452		$489,041		$183,411	37.5%

Total revenues	$5,057,171		$2,741,548

Cost of revenues	$3,555,329	70.3%	$1,855,999	67.7%	$1,699,330	91.6%

General and administrative expenses	$690,363	13.7%	$330,895	12.1%	$359,468	108.6%

Sales and marketing expenses	$439,638	8.7%	$466,628	17.0%	($26,990)	(5.8%)

Total cost and expenses	$4,685,330	92.6%	$2,653,522	96.8%	$2,031,808	76.6%

Interest expense—net	$31,448		$8,123		$23,325	287.1%

Income tax provision	$49,292	—		—	$49,292

Net income	$291,101	5.8%	$79,903	2.9%	$211,198	264.3%

        Service revenues for the three months ended June 30, 2002 and 2001 were approximately $4,385,000 and $2,253,000, respectively, an increase of approximately $2,132,000 or 94.7%. The increase in service revenues is a result of an increase in the number of projects from the overall market growth for medical imaging related services for clinical trials. Service revenues were generated from 54 clients encompassing 126 distinct projects for the three months ended June 30, 2002. This compares to 40 clients encompassing 75 distinct projects for the three months ended June 30, 2001. Service revenues generated from the Company's client base continue to be highly concentrated. Two clients encompassing eight projects represented approximately 22.1% of the Company's service revenues for the three months ended June 30, 2002, while for the comparable period last year, two clients encompassing six projects represented approximately 31.2% of the Company's service revenues. No other customers accounted for more than 10% of service revenues in each of the three month periods ended June 30, 2002 and 2001. The Company's scope of work in both periods included primarily medical-imaging core laboratory services and image-based information management services.

        Reimbursment revenues for the three months ended June 30, 2002 and 2001 were approximately $672,000 and $489,000, respectively, an increase of approximately $183,000 or 37.5%. Reimbursment revenues consists of pass-through costs reimbursed by the customer. As required, the Company adopted the guidance of recently issued accounting pronouncement EITF 01-14, effective January 1, 2002, and, accordingly, has reclassified reimbursed pass-through costs as part of revenues. The increase in the three months ended June 30, 2002 resulted from an increase in projects and the associated reimbursed costs.

        Cost of revenues for the three months ended June 30, 2002 and 2001 were approximately $3,555,000 and $1,856,000, respectively, an increase of approximately $1,699,000 or 91.6%. Cost of revenues for the three months ended June 30, 2002 and three months ended June 30, 2001 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to personnel and facilities assumed as part of the Intelligent Imaging Acquisition, along with an increase in staffing levels required for project related tasks for the three months ended June 30, 2002. The Company anticipates utilizing the excess Intelligent Imaging resource capacity to fulfill current and anticipated projects.

        The increase in the cost of revenues as a percentage of total revenues in the three months ended June 30, 2002 of 70.3% from the three months ended June 30, 2001 of 67.7% is primarily due to costs associated with the integration of Intelligent Imaging. In addition, the inclusion of reimbursable pass-through costs in revenues has added to this percentage increase since reimbursable revenues along with the associated reimbursable pass-through costs have increased in proportion to the Company's number of projects and service revenues. The cost of revenues as a percentage of total revenues may fluctuate based on the utilization of staff and the mix of services provided by the Company.

        General and administrative expenses for the three months ended June 30, 2002 and 2001 were approximately $690,000 and $331,000, respectively, an increase of approximately $359,000 or 108.6%. General and administrative expenses in each of the three months ended June 30, 2002 and 2001 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the three months ended June 30, 2002 from the three months ended June 30, 2001, is primarily attributable to an increase in personnel and in corporate insurance and professional services associated with general corporate matters resulting from the increase in the Company's service revenues and personnel.

        The increase in general and administrative expenses as a percentage of total revenues in the three months ended June 30, 2002 of 13.7% from the three months ended June 30, 2001 of 12.1% is primarily due to the Company's increase in total revenues with a lesser increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

        Sales and marketing expenses for the three months ended June 30, 2002 and 2001 were approximately $440,000 and $467,000, respectively, a decrease of approximately $27,000 or 5.8%. Sales and marketing expenses in each of the three months ended June 30, 2002 and three months ended June 30, 2001 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. This decrease is primarily due to less marketing expenses for the three months ended June 30, 2002 from the three months ended June 30, 2001.

        The decrease in sales and marketing expenses as a percentage of total revenues in the three months ended June 30, 2002 of 8.7% from the three months ended June 30, 2001 of 17.0% is primarily due to the Company's increase in total revenues with a lesser increase in sales and marketing costs associated with professional salaries and benefits.

        Total cost and expenses for the three months ended June 30, 2002 and 2001 were approximately $4,685,000 and $2,654,000, respectively, an increase of approximately $2,032,000 or 76.6%. Total cost and expenses in each of the three months ended June 30, 2002 and three months ended June 30, 2001 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. This increase is due primarily to an increase in personnel resulting from the Intelligent Imaging Acquisition, along with an increase in professional services associated with general corporate matters.

        Total cost and expenses as a percentage of total revenues for the three months ended June 30, 2002 of 92.6% from the three months ended June 30, 2001 of 96.8% did not change significantly due to the increase in cost of revenues and general and administrative expenses as a percentage of total revenues offset by the decrease in sales and marketing expenses as a percentage of total revenues.

        Net interest expense for the three months ended June 30, 2002 and 2001 was approximately $31,000 and $8,000, respectively, an increase of approximately $23,000 or 287.1%. Net interest expense for the three months ended June 30, 2002 resulted from interest expense incurred on both the Note and equipment lease obligations. Net interest expense for the three months ended June 30, 2001 resulted from interest expense incurred on equipment lease obligations.

        The Company's income tax provision of $49,292 relates to estimated state income taxes for the three months ended June 30, 2002. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the three months ended June 30, 2002, the federal income tax provision has been offset by a reduction in the Company's valuation allowance of approximately $135,000. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of June 30, 2002, will be realized in the future.

        Net income for the three months ended June 30, 2002 and 2001 was approximately $291,000 and $80,000, respectively, an increase of approximately $211,000 or 264.3%. The Company's net income for the three months ended June 30, 2002 was attributable primarily to increased revenues associated with an increase in the number of projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the Intelligent Imaging Acquisition.

        The increase in net income as a percentage of total revenues for the three months ended June 30, 2002 of 5.8% from the three months ended June 30, 2001 of 2.9% is primarily due to the Company's increase in total revenues with a lesser increase in general and administrative and sales and marketing expenses.

Liquidity and Capital Resources

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net cash provided by (used in) operating activities	$917,217	($322,982)
Net cash used in investing activities	($553,174)	($152,092)
Net cash used in financing activities	($108,611)	($81,862)

        At June 30, 2002, the Company had cash and cash equivalents of approximately $755,000. Working capital at June 30, 2002 was approximately $1,653,000.

        Net cash provided by operating activities for the six months ended June 30, 2002 includes net income of approximately $588,000, approximately $387,000 of depreciation and amortization and changes in certain of the Company's operating assets and liabilities, such as, an increase of approximately $624,000 in deferred revenue, offset by an increase in accounts receivable of approximately $368,000 and prepaid expenses and other current assets of approximately $174,000.

        Net cash used in investing activities represents the Company's investment in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of fiscal year ending December 31, 2002 will be approximately $500,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities for both the United States and European operations and software investment in 21 CFR Part 11 compliance. 21 CFR Part 11 is a regulation published by the Food and Drug Administration pursuant to its Electronic Records and Electronic Signatures Rule relating to requirements for electronic records and signatures that support regulated activities.

        Net cash used in financing activities is primarily due to payments under the Note and equipment lease obligations.

        The following table lists the Company's cash contractual obligations as of June 30, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital Lease Obligations	$668,710	$263,159	$405,551	—	—

Promissory Note	$916,667	$166,667	$750,000	—	—

Facility Rent Operating Leases	$5,883,084	$852,261	$2,404,523	$1,311,527	$1,314,773

Total Contractual Cash Obligations	$7,468,461	$1,282,087	$3,560,074	$1,311,527	$1,314,773

        On April 30, 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia"), for a committed line of credit up to $1,000,000, collateralized by the Company's assets. Interest is payable at Wachovia's Prime Rate plus 0.5%. The agreement requires the Company, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually. The committed line of credit matures May 31, 2003 and may be renewed on an annual basis. At June 30, 2002, the Company had no borrowings under the committed line of credit.

        On May 13, 2002, the Company terminated its accounts receivable financing agreement it had executed with Silicon Valley Bank in December 1999. During the six months ended June 30, 2002, the Company had no borrowings under the accounts receivable financing agreement.

        In connection with the Intelligent Imaging Acquisition, beginning February 1, 2002, the Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's common stock. The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the LIBOR Rate as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. During the six months ended June 30, 2002, the Company paid $83,334 in principal under the Note and $24,323 in interest up to May 1, 2002.

        The Company has neither paid nor declared dividends on its common stock since its inception and does not plan to pay dividends on its common stock in the foreseeable future.

        The Company anticipates that its cash and cash equivalents as of June 30, 2002, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will continue to achieve profitability on an annual basis in the near future. The Company's past history of operating losses, together with the risks associated with: (i) the integration of Intelligent Imaging into the Company; (ii) the Company's ability to gain new client contracts; (iii) the variability of the timing of payments on existing client contracts and; (iv) other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to; (i) implement its business, sales or marketing plans; (ii) take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services); (iii) to react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed) or; (iv) to otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

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

        The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

        On an on-going basis, the Company evaluates its estimates. The most significant estimates relate to the recognition of revenue and profits based on the percentage-of-completion method of accounting for fixed service contracts, allowance for doubtful accounts and income taxes.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

        Revenue Recognition.    Service revenues are recognized over the contractual term of the Company's customer contracts using the percentage-of-completion method, which is based on costs incurred as a percentage of total estimated costs. Service revenues are first recognized when the Company has a signed contract from a customer which: (i) contains fixed or determinable fees; and (ii) collectability of such fees is reasonably assured. Any change to recognized service revenue as a result of revisions to estimated total costs are recognized in the period the estimate changes. Direct and incremental costs incurred at the outset of an arrangement that are directly related to a customer contract are deferred, if their recoverability from that contract is probable. Deferred costs are expensed upon recognition of revenue associated with the contract.

        The Company's revenue recognition policy entails a number of estimates including an estimate of the total costs that are expected to be incurred on a project, which is used as the basis for determining the portion of the Company's revenue to be recognized for each period. The revenue recognized this period might have been materially affected if different assumptions or conditions prevailed. The timing of the Company's recognition of revenue would be revised if there were changes in the total estimated costs (other than scope changes in a project which typically result in a revision to the contract). The Company reviews its total estimated costs monthly.

        The Company also incurs costs at the outset of a customer service arrangement prior to receiving a final signed contract. Accordingly, the Company defers these costs and delays the recording of any service revenue until the contract is executed. If a customer does not execute the contract, the Company would have to immediately expense the deferred costs, which would reduce the net income of the Company in the period that the customer terminated the relationship.

        Allowance for Doubtful Accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce the net income of the Company in the period that the Company determines that the additional allowances are needed.

        Income Taxes.    The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, the Company has considered its future taxable income and on-going prudent and feasible tax planning strategies. In the event that the Company were to determine that, in the future, it would be able to realize its deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing income in the period such determination was made.

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

  4.1
  Promissory Note for $1,000,000, dated April 30, 2002, made by the Company in favor of Wachovia Bank, National Association. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-QSB for the quarter ended March 31, 2002)

  10.1
  Loan Agreement, dated April 30, 2002, by and between the Company and Wachovia Bank, National Association. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the quarter ended March 31, 2002)

  10.2
  Security Agreement, dated April 30, 2002, made by the Company in favor of Wachovia Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the quarter ended March 31, 2002)

  10.3
  Sublease, dated April 12, 2002, by and between the Company and Davox Corporation.

  99.1
  Certification of Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

  (b)
  Reports on Form 8-K.

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

BIO-IMAGING TECHNOLOGIES, INC.
DATE: August 7, 2002	By:	/s/ MARK L. WEINSTEIN Mark L. Weinstein, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
DATE: August 7, 2002	By:	/s/ MARIA T. KRAUS Maria T. Kraus, Controller (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION.
  Item 1. Financial Statements.
BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)
BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited)
BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited)
BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II. OTHER INFORMATION.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES