Form 10QSB
period 2002-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2002-11-06
CIK 822418

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 1-11182

BIO-IMAGING TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-2872047 (I.R.S. Employer Identification No.)

826 Newtown-Yardley Road, Newtown, Pennsylvania        18940-1721
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

Yes ☒    No ☐

        State the number of shares outstanding of each of the Issuer's classes of common stock, as of September 30, 2002:

Class	Number of Shares
Common Stock, $0.00025 par value	8,418,903

        Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,260,819	$499,710
Accounts receivable, net	3,820,176	3,447,155
Prepaid expenses and other current assets	494,204	274,313
Deferred income taxes	417,000	417,000

Total current assets	6,992,199	4,638,178
Property and equipment, net	3,364,190	2,111,360
Other assets	358,555	225,524

Total assets	$10,714,944	$6,975,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$391,377	$605,057
Accrued expenses and other current liabilities	1,088,863	445,134
Deferred revenue	3,230,558	1,711,972
Current maturities of long-term debt and other current liabilities	549,822	343,201

Total current liabilities	5,260,620	3,105,364
Long-term debt and other liabilities	1,980,842	1,508,705

Total liabilities	7,241,462	4,614,069

Stockholders' equity:
Common stock—$.00025 par value; authorized 18,000,000 shares, issued and outstanding 8,418,903 shares at September 30, 2002 and 8,278,141 shares at December 31, 2001	2,105	2,070
Additional paid-in capital	9,399,163	9,286,871
Accumulated deficit	(5,927,786)	(6,927,948)

Stockholders' equity	3,473,482	2,360,993

Total liabilities and stockholders' equity	$10,714,944	$6,975,062

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Service revenues	$12,625,857	$6,979,677
Reimbursement revenues	2,616,468	1,521,822

Total revenues	15,242,325	8,501,499

Cost and expenses:
Cost of revenues	10,775,874	5,345,567
General and administrative expenses	1,960,614	1,257,902
Sales and marketing expenses	1,267,928	1,348,703

Total cost and expenses	14,004,416	7,952,172

Income from operations	1,237,909	549,327
Interest expense—net	(81,233)	(24,836)

Income before income tax	1,156,676	524,491
Income tax (provision) benefit	(156,514)	342,000

Net income	$1,000,162	$866,491

Basic earnings per common share	$0.12	$0.11

Weighted average number of common shares	8,341,046	8,221,070

Diluted earnings per common share	$0.11	$0.10

Weighted average number of common shares and dilutive common equivalent shares	9,589,490	8,459,322

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended September 30,
	2002	2001
Service revenues	$4,368,291	$2,594,476
Reimbursement revenues	1,073,754	619,136

Total revenues	5,442,045	3,213,612

Cost and expenses:
Cost of revenues	3,823,477	2,021,740
General and administrative expenses	678,121	481,728
Sales and marketing expenses	412,257	469,031

Total cost and expenses	4,913,855	2,972,499

Income from operations	528,190	241,113
Interest expense—net	(31,152)	(15,707)

Income before income tax	497,038	225,406
Income tax (provision) benefit	(84,750)	342,000

Net income	$412,288	$567,406

Basic earnings per common share	$0.05	$0.07

Weighted average number of common shares	8,395,057	8,259,212

Diluted earnings per common share	$0.04	$0.07

Weighted average number of common shares and dilutive common equivalent shares	9,785,475	8,572,182

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,000,162	$866,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	602,678	430,226
Changes in operating assets and liabilities:
Increase in accounts receivable	(373,021)	(1,040,007)
(Increase) decrease in prepaid expenses and other current assets	(219,891)	101,717
Increase in deferred income taxes	—	(417,000)
(Increase) decrease in other assets	(133,031)	20,582
(Decrease) increase in accounts payable	(213,680)	59,384
Increase in accrued expenses and other current liabilities	643,729	323,000
Increase (decrease) in deferred revenue	1,518,586	(130,576)

Net cash provided by operating activities	2,825,532	213,817

Cash flows from investing activities:
Purchases of property and equipment	(839,160)	(234,803)

Net cash used in investing activities	(839,160)	(234,803)

Cash flows from financing activities:
Payments under equipment lease obligations	(212,590)	(138,084)
Payments under promissory note	(125,000)	—
Proceeds from exercise of stock options and warrants	112,327	43,260

Net cash used in financing activities	(225,263)	(94,824)

Net increase (decrease) in cash and cash equivalents	1,761,109	(115,810)
Cash and cash equivalents at beginning of period	499,710	661,155

Cash and cash equivalents at end of period	$2,260,819	$545,345

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$1,016,348	$183,997

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

        In the opinion of the Company's management the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair presentation of its financial position as of September 30, 2002 and December 31, 2001 and the results of its operations for the nine months and three months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

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

        In addition, the Emerging Issues Task Force recently issued accounting pronouncement EITF 01-14, which states that fees reimbursed by customers on a pass-through basis, should be recorded as revenue. Historically, the Company had offset such reimbursements against the

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

related expenses. The consolidated statements of income for the nine months and three months ended September 30, 2001 have been reclassified to conform to the current year's presentation.

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

Note 2—Earnings Per Share:

        Basic earnings per common share for the nine months and three months ended September 30, 2002 and 2001 were calculated based upon the net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share for the nine months and three months ended September 30, 2002 and 2001 were calculated based upon net income available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        The computation of basic earnings per common share and diluted earnings per common share were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Net income—basic	$1,000,161	$866,491	$412,287	$567,406
Interest expense on convertible note	42,965	—	18,642	—

Net income—diluted	$1,043,126	$866,491	$430,929	$567,406
Denominator—basic:
Weighted average number of common shares	8,341,046	8,221,070	8,395,057	8,259,212
Basic earnings per common share	$0.12	$0.11	$0.05	$0.07

Denominator—diluted:
Weighted average number of common shares	8,341,046	8,221,070	8,395,057	8,259,212
Common share equivalents of outstanding stock options and warrants	660,634	238,252	801,465	312,970
Common share equivalents related to the convertible promissory note	587,810	—	588,953	—

Weighted average number of common shares and dilutive common equivalents shares	9,589,490	8,459,322	9,785,475	8,572,182

Diluted earnings per common share	$0.11	$0.10	$0.04	$0.07

        As of September 30, 2002 and 2001, 28,000 and 576,000 stock options, respectively, have been excluded from the calculation of diluted earnings per common share as they are antidilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3—Long-term Debt:

        On April 30, 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia"), for a committed line of credit up to $1,000,000, collateralized by the Company's assets. Interest is payable at Wachovia's Prime Rate plus 0.5%. The agreement requires the Company, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually. The committed line of credit matures May 31, 2003 and may be renewed on an annual basis. At September 30, 2002, the Company had no borrowings under the committed line of credit.

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

        The Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's common stock. The Company has recorded $166,667 as a current liability, representing the November 1, 2002, February 1, 2003, May 1, 2003 and August 1, 2003 quarterly installments of principal.

        The number of shares of common stock into which the Note may be converted is

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At September 30, 2002, the Note would have been convertible into approximately 592,282 shares of the Company's common stock. This was calculated by dividing the unpaid principal balance ($875,000 as of September 30, 2002) plus accrued interest (approximately $7,500 as of September 30, 2002), totaling $882,500, by $1.49 (75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to September 30, 2002).

        The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of common stock which is to be paid out no later than February 15, 2003). The Company has recorded a long-term liability of $585,500 (based on the price per share of the Company's common stock of $0.906) for the contingent consideration under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS No. 141 requires a liability to be recognized in an amount equal to the lesser of the maximum amount of the contingent consideration or the excess of net tangible assets acquired over the purchase price when fair value of net assets acquired exceeds the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the Intelligent Imaging Acquisition. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess will be allocated as a pro rata reduction of noncurrent assets or property, plant and equipment. The maximum amount of contingent consideration from the Intelligent Imaging Acquisition of approximately $585,500 is classified in the Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 as long-term debt and other liabilities. The payment to Quintiles of any additional consideration is to be paid out no later than February 15, 2003 and must be paid in the form of shares of the Company's common stock.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Nine Months Ended September 30, 2001	Three Months Ended September 30, 2001
Revenues	$12,505,015	$4,548,117

Net income	$760,507	$532,078

Basic earnings per common share	$.09	$.06

Diluted earnings per common share	$.09	$.06

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 6—Income Tax Provision:

        The Company's income tax provision of $156,514 relates to estimated state income taxes. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the nine months ended September 30, 2002, the federal income tax provision has been offset by a reduction in the Company's valuation allowance of approximately $340,000. Management has determined that it is more likely than not that a portion of the Company's Federal net operating loss carryforwards will be realized in the future. The determination took into account that the Company has been profitable for the last nine quarters and the Company's 2002 budget. The Company has approximately $4,400,000 of Federal net operating loss carryforwards as of September 30, 2002. The deferred tax asset of $417,000 at September 30, 2002 has been recorded net of a valuation allowance of approximately $1,600,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Bio-Imaging Technologies, Inc. (the "Company") is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities including computerized tomography, magnetic resonance imaging, x-rays, dual energy x-ray absorptiometry, position emission tomography single photon emission computerized tomography and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. The Company also offers a service called, Bio-Imaging ETCSM. Bio-Imaging ETC focuses on education, training and certification for medical imaging equipment, facilities and staff.

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

        The Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's common stock. The Company has recorded $166,667 as a current liability, representing the November 1, 2002, February 1, 2003, May 1, 2003 and August 1, 2003 quarterly installments of principal.

        The number of shares of common stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At September 30, 2002, the Note would have been convertible into approximately 592,282 shares of the Company's common stock. This was calculated by dividing the unpaid principal balance ($875,000 as of September 30, 2002) plus accrued interest (approximately $7,500 as of September 30, 2002), totaling $882,500, by $1.49 (75% of the average closing price of the Company's common stock over the ten consecutive trading days ending prior to September 30, 2002).

        The Company may pay additional consideration if certain financial results are achieved (the maximum number of shares that may be issued to Quintiles pursuant to such provision is 646,247 shares of common stock which is to be paid out no later than February 15, 2003). The Company has recorded a long-term liability of $585,500 (based on the price per share of the Company's common stock of $0.906) for the contingent consideration under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS No. 141 requires a liability to be recognized in an amount equal to the lesser of the maximum amount of the contingent consideration or the excess of net tangible assets acquired over the purchase price when fair value of net assets acquired exceeds the cost. When the contingency is resolved and the consideration is issued or becomes issuable, any excess of the fair value of the contingent consideration issued or issuable over the amount that was recognized as if it was a liability will be recognized as an additional cost of the Intelligent Imaging Acquisition. If the amount initially recognized as a liability exceeds the fair value of the consideration issued or issuable, that excess will be allocated as a pro rata reduction of noncurrent assets or property, plant and equipment. The maximum amount of contingent consideration from the Intelligent Imaging Acquisition of approximately $585,500 is classified in the Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 as long-term debt and other liabilities. The payment to Quintiles of any additional consideration is to be paid out no later than February 15, 2003 and must be paid in the form of shares of the Company's common stock. Management believes that the operations of the Company and Intelligent Imaging have been fully integrated since the Intelligent Imaging Acquisition.

        The Company's sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) has historically been 12 months but is shortening as the awareness of these services increases and regulatory guidelines become better defined. In addition, the contracts under which the Company performs services typically cover a period of 12 to 60 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company's project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 65 clients encompassing 173 distinct projects for the nine months ended September 30, 2002. This compares to 49 clients encompassing 101 distinct projects for the nine months ended September 30, 2001. This represents an increase of 32.7% in clients and

71.3% in projects for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The Company's contracted/committed backlog was approximately $33,137,000 as of September 30, 2002. This compares to approximately $20,972,000 as of September 30, 2001, an increase of 58.0%. Contracted/committed backlog is the amount of service revenue that remains to be earned and recognized on both signed and agreed to contracts. Such contracts are subject to termination by the Company's clients at any time. In the event that a contract is cancelled by the client, the Company would be entitled to receive payment for all services performed up to the cancellation date.

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

Results of Operations

        On November 6, 2001, the Company changed its fiscal year from ending on September 30 to December 31. The Company believes that the nine months and three months ended September 30, 2001 provides a meaningful comparison to the nine months and three months ended September 30, 2002.

  Nine months ended September 30, 2002 and 2001

	Nine Months Ended September 30, 2002	% of Total Revenue	Nine Months Ended September 30, 2001	% of Total Revenue	$ Change	% Change
Service revenues	$12,625,857		$6,979,677		$5,646,180	80.9%
Reimbursement revenues	$2,616,468		$1,521,822		$1,094,646	71.9%

Total revenues	$15,242,325		$8,501,499		$6,740,826	79.3%

Cost of revenues	$10,775,874	70.7%	$5,345,567	62.9%	$5,430,307	101.6%

General and administrative expenses	$1,960,614	12.9%	$1,257,902	14.8%	$702,712	55.9%

Sales and marketing expenses	$1,267,928	8.3%	$1,348,703	15.9%	$(80,775)	(6.0)%

Total cost and expenses	$14,004,416	91.9%	$7,952,172	93.5%	$6,052,244	76.1%
Interest expense—net	$81,233		$24,836		$56,397	227.1%

Income before income tax	$1,156,676	7.6%	$524,491	6.2%	$632,185	120.5%
Income tax (provision) benefit	$(156,514)		$342,000		$(498,514)	(145.8)%

Net income	$1,000,162	6.6%	$866,491	10.2%	$133,671	15.4%

        Service revenues for the nine months ended September 30, 2002 and 2001 were $12,625,857 and $6,979,677, respectively, an increase of $5,646,180 or 80.9%. The increase in service revenues is a result of an increase in the number of projects from the overall market growth for medical imaging related services for clinical trials. Service revenues were generated from 65 clients encompassing 173 distinct projects for the nine months ended September 30, 2002. This compares to 49 clients encompassing 101 distinct projects for the nine months ended September 30, 2001. Service revenues generated from the Company's client base continue to be highly concentrated. One client encompassing four projects represented 14.6% of the Company's service revenues for the nine months ended September 30, 2002, while for the comparable period last year, two clients encompassing nine projects represented 33.6% of the Company's service revenues. No other customers accounted for more than 10% of service revenues in each of the nine month periods ended September 30, 2002 and 2001. The Company's scope of work in both periods included primarily medical-imaging core laboratory services and image-based information management services.

        Reimbursment revenues for the nine months ended September 30, 2002 and 2001 were $2,616,468 and $1,521,822, respectively, an increase of $1,094,646 or 71.9%. Reimbursment revenues consists of pass-through costs reimbursed by the customer. As required, the Company adopted the guidance of recently issued accounting pronouncement EITF 01-14, effective January 1, 2002, and, accordingly, has reclassified reimbursed pass-through costs as part of revenues. The increase in the nine months ended September 30, 2002 from the nine months ended September 30, 2001 resulted from an increase in projects and the associated reimbursed costs.

        Cost of revenues for the nine months ended September 30, 2002 and 2001 were $10,775,874 and $5,345,567, respectively, an increase of $5,430,307 or 101.6%. Cost of revenues for the nine months ended September 30, 2002 and nine months ended September 30, 2001 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to personnel and facilities assumed as part of the Intelligent Imaging Acquisition, along with an increase in staffing levels required for project related tasks for the nine months ended September 30, 2002. The Company anticipates utilizing the excess Intelligent Imaging resource capacity to fulfill current and anticipated projects.

        The increase in the cost of revenues as a percentage of total revenues in the nine months ended September 30, 2002 of 70.7% from the nine months ended September 30, 2001 of 62.9% is primarily due to costs associated with the integration of Intelligent Imaging. In addition, the inclusion of reimbursable pass-through costs in revenues has added to this percentage increase since reimbursable revenues along with the associated reimbursable pass-through costs have increased in proportion to the Company's number of projects and service revenues. The cost of revenues as a percentage of total revenues may fluctuate based on the utilization of staff and the mix of services provided by the Company.

        General and administrative expenses for the nine months ended September 30, 2002 and 2001 were $1,960,614 and $1,257,902, respectively, an increase of $702,712 or 55.9%. General and administrative expenses in each of the nine months ended September 30, 2002 and 2001 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the nine months ended September 30, 2002 from the nine months ended September 30, 2001, is primarily attributable to an increase in personnel and in corporate insurance and professional services associated with general corporate matters resulting from the increase in the Company's service revenues and personnel.

        The decrease in general and administrative expenses as a percentage of total revenues in the nine months ended September 30, 2002 of 12.9% from the nine months ended September 30, 2001 of 14.8% is primarily due to the Company's increase in total revenues with a lesser increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

        Sales and marketing expenses for the nine months ended September 30, 2002 and 2001 were $1,267,928 and $1,348,703, respectively, a decrease of $80,775 or 6.0%. Sales and marketing expenses in each of the nine months ended September 30, 2002 and nine months ended September 30, 2001 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. This decrease is primarily due to less marketing expenses for the nine months ended September 30, 2002 from the nine months ended September 30, 2001.

        The decrease in sales and marketing expenses as a percentage of total revenues in the nine months ended September 30, 2002 of 8.3% from the nine months ended September 30, 2001 of 15.9% is primarily due to the Company's increase in total revenues with a lesser increase in sales and marketing costs associated with professional salaries and benefits.

        Total cost and expenses for the nine months ended September 30, 2002 and 2001 were $14,004,416 and $7,952,172, respectively, an increase of $6,052,244 or 76.1%. Total cost and expenses in each of the nine months ended September 30, 2002 and nine months ended September 30, 2001 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. This increase is due primarily to an increase in personnel resulting from the Intelligent Imaging Acquisition along with an increase in staffing levels required for project related tasks for the nine months ended September 30, 2002 and an increase in professional services associated with general corporate matters.

        Total cost and expenses as a percentage of total revenues for the nine months ended September 30, 2002 of 91.9% from the nine months ended September 30, 2001 of 93.5% did not change significantly due to the increase in cost of revenues as a percentage of total revenues offset by the decreases in general and administrative and sales and marketing expenses as a percentage of total revenues.

        Net interest expense for the nine months ended September 30, 2002 and 2001 was $81,233 and $24,836, respectively, an increase of $56,397 or 227.1%. Net interest expense for the nine months ended September 30, 2002 resulted from interest expense incurred on both the Note and equipment lease obligations. Net interest expense for the nine months ended September 30, 2001 resulted from interest expense incurred on equipment lease obligations.

        Income before income tax for the nine months ended September 30, 2002 and 2001 was

$1,156,676 and $524,491, respectively, an increase of $632,185 or 120.5%. The Company's income before income tax for the nine months ended September 30, 2002 was attributable primarily to increased revenues associated with an increase in the number of projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the Intelligent Imaging Acquisition.

        The increase in income before income tax as a percentage of total revenues for the nine months ended September 30, 2002 of 7.6% from the nine months ended September 30, 2001 of 6.2% is primarily due to the Company's increase in total revenues with a lesser increase in general and administrative and sales and marketing expenses.

        The Company's income tax provision of $156,514 relates to estimated state income taxes for the nine months ended September 30, 2002. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the nine months ended September 30, 2002, the federal income tax provision has been offset by a reduction in the Company's valuation allowance of approximately $340,000. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of September 30, 2002, will be realized in the future.

        Net income for the nine months ended September 30, 2002 and 2001 was $1,000,162 and $866,491, respectively, an increase of $133,671 or 15.4%. The Company's net income for the nine months ended September 30, 2002 was attributable primarily to increased revenues associated with an increase in the number of projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the Intelligent Imaging Acquisition along with the income tax provision for the nine months ended September 30, 2002 as compared to the income tax benefit for the nine months ended September 30, 2001.

        The decrease in net income as a percentage of total revenues for the nine months ended September 30, 2002 of 6.6% from the nine months ended September 30, 2001 of 10.2% is primarily due to the $342,000 income tax benefit included in the nine months ended September 30, 2001.

  Three Months Ended September 30, 2002 and 2001

	Three Months Ended September 30, 2002	% of Total Revenue	Three Months Ended September 30, 2001	% of Total Revenue	$ Change	% Change
Service revenues	$4,368,291		$2,594,476		$1,773,815	68.4%
Reimbursement revenues	$1,073,754		$619,136		$454,618	73.4%

Total revenues	$5,442,045		$3,213,612		$2,228,433	69.3%

Cost of revenues	$3,823,477	70.3%	$2,021,740	62.9%	$1,801,737	89.1%

General and administrative expenses	$678,121	12.5%	$481,728	15.0%	$196,393	40.8%

Sales and marketing expenses	$412,257	7.6%	$469,031	14.6%	$(56,774)	(12.1)%

Total cost and expenses	$4,913,855	90.3%	$2,972,499	92.5%	$1,941,356	65.3%
Interest expense-net	$31,152		$15,707		$15,445	98.3%

Income before income tax	$497,038	9.1%	$225,406	7.0%	$271,632	120.5%
Income tax (provision) benefit	$(84,750)		$342,000		$(426,750)	(124.8)%

Net income	$412,288	7.6%	$567,406	17.7%	$(155,118)	(27.3)%

        Service revenues for the three months ended September 30, 2002 and 2001 were $4,368,291 and $2,594,476, respectively, an increase of $1,773,815 or 68.4%. The increase in service revenues is a result of an increase in the number of projects from the overall market growth for medical imaging related services for clinical trials. Service revenues were generated from 61 clients encompassing 144 distinct projects for the three months ended September 30, 2002. This compares to 41 clients encompassing 82 distinct projects for the three months ended September 30, 2001. Service revenues generated from the Company's client base continue to be highly concentrated. Two clients encompassing seven projects represented 22.5% of the Company's service revenues for the three months ended September 30, 2002, while for the comparable period last year, two clients encompassing nine projects represented 35.8% of the Company's service revenues. No other customers accounted for more than 10% of service revenues in each of the three month periods ended September 30, 2002 and 2001. The Company's scope of work in both periods included primarily medical-imaging core laboratory services and image-based information management services.

        Reimbursment revenues for the three months ended September 30, 2002 and 2001 were $1,073,754 and $619,136, respectively, an increase of $454,618 or 73.4%. Reimbursment revenues consists of pass-through costs reimbursed by the customer. As required, the Company adopted the guidance of recently issued accounting pronouncement EITF 01-14, effective January 1, 2002, and, accordingly, has reclassified reimbursed pass-through costs as part of revenues. The increase in the three months ended September 30, 2002 resulted from an increase in projects and the associated reimbursed costs.

        Cost of revenues for the three months ended September 30, 2002 and 2001 were $3,823,477 and $2,021,740, respectively, an increase of $1,801,737 or 89.1%. Cost of revenues for the three months ended September 30, 2002 and three months ended September 30, 2001 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to personnel and facilities assumed as part of the Intelligent Imaging Acquisition, along with an increase in staffing levels required for project related tasks for the three months ended September 30, 2002. The Company anticipates utilizing the excess Intelligent Imaging resource capacity to fulfill current and anticipated projects.

        The increase in the cost of revenues as a percentage of total revenues in the three months ended September 30, 2002 of 70.3% from the three months ended September 30, 2001 of 62.9% is primarily due to costs associated with the integration of Intelligent Imaging. In addition, the inclusion of reimbursable pass-through costs in revenues has added to this percentage increase since reimbursable revenues along with the associated reimbursable pass-through costs have increased in proportion to the Company's number of projects and service revenues. The cost of revenues as a percentage of total revenues may fluctuate based on the utilization of staff and the mix of services provided by the Company.

        General and administrative expenses for the three months ended September 30, 2002 and 2001 were $678,121 and $481,728, respectively, an increase of $196,393 or 40.8%. General and administrative expenses in each of the three months ended September 30, 2002 and 2001 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the three months ended September 30, 2002 from the three months ended September 30, 2001, is primarily attributable to an increase in personnel and in corporate insurance and professional services associated with general corporate matters resulting from the increase in the Company's service revenues and personnel.

        The decrease in general and administrative expenses as a percentage of total revenues in the three months ended September 30, 2002 of 12.5% from the three months ended September 30, 2001 of 15.0% is primarily due to the Company's increase in total revenues with a lesser increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

        Sales and marketing expenses for the three months ended September 30, 2002 and 2001 were $412,257 and $469,031, respectively, a decrease of $56,774 or 12.1%. Sales and marketing expenses in each of the three months ended September 30, 2002 and three months ended September 30, 2001 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. This decrease is primarily due to less marketing expenses for the three months ended September 30, 2002 from the three months ended September 30, 2001.

        The decrease in sales and marketing expenses as a percentage of total revenues in the three months ended September 30, 2002 of 7.6% from the three months ended September 30, 2001 of 14.6% is primarily due to the Company's increase in total revenues with a lesser increase in sales and marketing costs associated with professional salaries and benefits.

        Total cost and expenses for the three months ended September 30, 2002 and 2001 were $4,913,855 and $2,972,499, respectively, an increase of $1,941,356 or 65.3%. Total cost and expenses in each of the three months ended September 30, 2002 and three months ended September 30, 2001 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. This increase is due primarily to an increase in personnel resulting from the Intelligent Imaging Acquisition, along with an increase in professional services associated with general corporate matters.

        Total cost and expenses as a percentage of total revenues for the three months ended September 30, 2002 of 90.3% from the three months ended September 30, 2001 of 92.5% did not change significantly due to the increase in cost of revenues and general and administrative expenses as a percentage of total revenues offset by the decrease in sales and marketing expenses as a percentage of total revenues.

        Net interest expense for the three months ended September 30, 2002 and 2001 was $31,152 and $15,707, respectively, an increase of $15,445 or 98.3%. Net interest expense for the three months ended September 30, 2002 resulted from interest expense incurred on both the Note and equipment lease obligations. Net interest expense for the three months ended September 30, 2001 resulted from interest expense incurred on equipment lease obligations.

        Income before income tax for the three months ended September 30, 2002 and 2001 was $497,038 and $225,406, respectively, an increase of $271,632 or 120.5%. The Company's net income for the three months ended September 30, 2002 was attributable primarily to increased revenues associated with an increase in the number of projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the Intelligent Imaging Acquisition.

        The increase in income before income tax as a percentage of total revenues for the three months ended September 30, 2002 of 9.1% from the three months ended September 30, 2001 of 7.0% is primarily due to the Company's increase in total revenues with a lesser increase in general and administrative and sales and marketing expenses.

        The Company's income tax provision of $84,750 relates to estimated state income taxes for the three months ended September 30, 2002. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the three months ended September 30, 2002, the federal income tax provision has been offset by a reduction in the

Company's valuation allowance of approximately $169,000. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of September 30, 2002, will be realized in the future.

        Net income for the three months ended September 30, 2002 and 2001 was $412,288 and $567,406, respectively, a decrease of $155,118 or 27.3%. The Company's net income for the three months ended September 30, 2002 was attributable primarily to increased revenues associated with an increase in the number of projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the Intelligent Imaging Acquisition along with the income tax provision for the three months ended September 30, 2002 as compared to the income tax benefit for the three months ended September 30, 2001.

        The decrease in net income as a percentage of total revenues for the three months ended September 30, 2002 of 7.6% from the three months ended September 30, 2001 of 17.7% is primarily due to the $342,000 income tax benefit included in the three months ended September 30, 2001.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Net cash provided by operating activities	$2,825,532	$213,817
Net cash used in investing activities	$(839,160)	$(234,803)
Net cash used in financing activities	$(225,263)	$(94,824)

        At September 30, 2002, the Company had cash and cash equivalents of $2,260,819. Working capital at September 30, 2002 was $1,731,579.

        Net cash provided by operating activities for the nine months ended September 30, 2002 includes net income of $1,000,162, an adjustment to reflect $602,678 of non-cash depreciation and amortization charges and reflects the impact of changes in certain of the Company's operating assets and liabilities, such as, an increase of $1,518,586 in deferred revenue, offset by an increase in accounts receivable of $373,021 and prepaid expenses and other current assets of $219,891.

        Net cash used in investing activities represents the Company's investment in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the remainder of fiscal year ending December 31, 2002 will be approximately $50,000. These expenditures represent additional upgrades in the Company's networking, data storage and core laboratory capabilities for both the United States and European operations.

        Net cash used in financing activities is primarily due to payments under the Note and equipment lease obligations.

        The following table lists the Company's cash contractual obligations as of September 30, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Lease Obligations	$1,070,164	$383,155	$687,009	—	—

Promissory Note	$875,000	$166,667	$708,333	—	—

Facility Rent Operating Leases	$5,685,388	$831,791	$2,388,965	$1,319,318	$1,145,314

Total Contractual Cash Obligations	$7,630,552	$1,381,613	$3,784,307	$1,319,318	$1,145,314

        On April 30, 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia"), for a committed line of credit up to $1,000,000, collateralized by the Company's assets. Interest is payable at Wachovia's Prime Rate plus 0.5%. The agreement requires the Company, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually. The committed line of credit matures May 31, 2003 and may be renewed on an annual basis. At September 30, 2002, the Company had no borrowings under the committed line of credit.

        In connection with the Intelligent Imaging Acquisition, beginning February 1, 2002, the Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company's common stock. The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the LIBOR Rate as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. During the nine months ended September 30, 2002, the Company paid $125,000 in principal under the Note and $35,465 in interest up to August 1, 2002.

        The Company has neither paid nor declared dividends on its common stock since its inception and does not plan to pay dividends on its common stock in the foreseeable future.

        The Company anticipates that its cash and cash equivalents as of September 30, 2002, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's operating results will continue to achieve profitability on an annual basis in the near future. The Company's past history of operating losses, together with the risks associated with: (i) the integration of Intelligent Imaging into the Company; (ii) the Company's ability to gain new client contracts; (iii) the variability of the timing of payments on existing client contracts and; (iv) other changes in the Company's operating assets and liabilities, may have a material adverse affect on the Company's future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to: (i) implement its business, sales or marketing plans; (ii) take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services); (iii) react to unforeseen difficulties (such as the decrease in the demand for the Company's services or the timing of revenues due to a variety of factors previously discussed); or (iv) otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

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

        In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-

balance sheet arrangements, contractual obligations and commercial commitments.

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

Item 3. Controls and Procedures

        Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's president, chief executive officer and chief financial officer (principal executive officer and principal financial officer) and the Company's controller (principal accounting officer) have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

        Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

  99.1
  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

  (b)
  Reports on Form 8-K.

  None.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.
DATE: November 6, 2002	By:	/s/ MARK L. WEINSTEIN Mark L. Weinstein, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
DATE: November 6, 2002	By:	/s/ MARIA T. KRAUS Maria T. Kraus, Controller (Principal Accounting Officer)

CERTIFICATION

        I, Mark L. Weinstein, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Bio-Imaging Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002	/s/ MARK L. WEINSTEIN Mark L. Weinstein, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

CERTIFICATION

        I, Maria T. Kraus, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Bio-Imaging Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002	/s/ MARIA T. KRAUS Maria T. Kraus, Controller (Principal Accounting Officer)

QuickLinks

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
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
  Item 3. Controls and Procedures
PART II. OTHER INFORMATION.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION
CERTIFICATION