Form 10KSB
period 2002-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2003-03-28
CIK 822418

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 1-11182

BIO-IMAGING TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2872047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

826 Newtown-Yardley Road, Newtown, Pennsylvania	18940-1721
(Address of Principal Executive Offices)	(Zip Code)

(267) 757-3000

(Registrant’s Telephone Number,

Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.00025 par value per share	American Stock Exchange Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:  ☒            No:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State Registrant’s revenues for fiscal year ended December 31, 2002:    $20,468,081

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:    $17,268,945 at February 28, 2003 based on the average bid and asked prices on that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of February 28, 2003:

Class	Number of Shares
Common Stock, $.00025 par value	8,659,327

Transitional Small Business Disclosure Format

Yes:  ☐            No:  ☒

The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.    Business.

General

Bio-Imaging Technologies, Inc. (“Bio-Imaging” or the “Company”) is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities, which consist of computerized tomography (“CT”), magnetic resonance imaging (“MRI”), x-rays, dual energy x-ray absorptiometry (“DEXA”), position emission tomography single photon emission computerized tomography (“PET SPECT”) and ultrasound.

The Company utilizes proprietary processes and software applications in providing its services to pharmaceutical companies conducting clinical studies in which medical imaging modalities are used to evaluate the efficacy (effectiveness) and safety of pharmaceuticals, biologics or medical devices. The Company’s digital image processing and computer analysis techniques enable it to make highly precise measurements and biostatistical inferences about drug or device effects. The resulting data enable the Company’s clients and their regulatory reviewers (primarily the U.S. Food and Drug Administration (the “FDA”) and comparable European agencies) to evaluate product efficacy and safety. In addition, the Company has developed specialized computer services and software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format. The Company’s services also include the regulatory submission of medical images, quantitative data and text.

The Company continues to believe that it is at an early stage of market penetration and is directing its marketing and sales efforts towards those clinical development areas that heavily depend upon medical imaging. These areas include therapeutic and diagnostic anti-inflammatory, oncology, central nervous system, osteoporosis and cardiovascular.

The Company has a European facility in Leiden, the Netherlands that provides centralized image processing services for European clients. The Company manages its services for European based clinical trials from this facility. The Company’s European facility has the same capabilities as the Company’s U.S. headquarters.

The Company also provides DEXA quality assurance and quality control (“QA/QC”) to the pharmaceutical and medical device industry for studies requiring bone densitometry and body composition measurements.

The Company also offers a service called Bio-Imaging ET&CSM. Bio-Imaging ET&CSM focuses on education, training and certification for medical imaging equipment, facilities and staff.

On October 1, 2001, the Company acquired effective control of the Intelligent Imaging™ business unit (“Intelligent Imaging”) of Quintiles, Inc., a North Carolina corporation and a wholly-owned subsidiary of Quintiles Transnational Corporation (“Quintiles”), All Intelligent Imaging personnel at the time of the acquisition became employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the Company. Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry.

The Company was incorporated in Delaware in 1987 under the name Wise Ventures, Inc. The Company’s name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of the Company’s principal executive offices is 826 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and its telephone number is 267-757-3000. The Company’s Internet website is www.bioimaging.com. The Company makes available on its Internet website all of its public filings with the Securities and Exchange Commission, however, nothing on the

Company’s Internet website is intended to be incorporated by reference into this Form 10-KSB or any other filing made by the Company with the Securities and Exchange Commission.

Business Services

Core Laboratory Services

Bio-Imaging is a leading provider of medical imaging management services for clinical development purposes. The Company’s imaging core laboratory facilities in the U.S.A. and Europe provide centralized image data collection, processing, analysis and archival services for clinical trials conducted worldwide. The facilities are designed for high-volume efficient processing of analog (film) and digital image data in a secure environment that complies with regulatory guidelines for clinical data management.

Medical image data are received by Bio-Imaging facilities from clinical trial sites, located throughout the World. The Company has developed procedures for data tracking and quality control that it believes to be of significant value to its clients. The Company’s facilities contain specialized hardware and software for the digitization of films and translation of digital data, enabling data to be standardized, regardless of its source. The Company believes its ability to handle most commercially available image file formats is a valuable technical asset and an important competitive advantage in gaining new business for large global multi-center clinical trials.

The Company performs image analyses on client data using internally developed or specially configured software. The Company measures key indicators of drug efficacy in different organs and disease states. The results from image analysis derived in Bio-Imaging facilities are transferred to databases that can be transmitted electronically to the Company’s clients or integrated directly into the Company’s Bio/ImageBase® package for regulatory submission on the client’s behalf.

Information Management Services

Bio-Imaging’s information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials. The Company’s Computer Assisted Masked Reading (“CAMR™”) systems offer numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.

Using the Company’s CAMR™ systems, independent medical specialists can review medical image data from clinical trials in a digital format. The CAMR™ systems can display all modalities of medical image data, regardless of source equipment. In addition, the systems can display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients’ responses to therapy or to determine if patients qualify for studies. By using the CAMR™ systems to read and evaluate image data, medical specialists can achieve greater reading speed than is possible with film and can perform evaluations in a more objective, reproducible manner.

The Company has also developed remote CAMR™ (“rCAMR™”) systems which are located on the premises, either home or office, of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. Historically, the CAMR™ systems have been utilized to determine efficacy of the compounds being studied. More recently, clients are requesting Bio-Imaging to provide “real-time” reads for inclusion/exclusion criteria, or safety reads. The Company believes that the rCAMR™ system is the optimal tool for this type of work because it allows Bio-Imaging, at the client’s discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert’s office or home.

The Company has developed a proprietary image database software application, Bio/ImageBase®, that enables the Company’s clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM or DVD disks, Bio/ImageBase® allows clients and their FDA medical reviewers to review medical images and related clinical data. The Company believes that Bio/ImageBase® offers the potential to decrease review time, resulting in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices.

The Company’s Bio/ImageBase® software has been installed at client sites and on certain computer systems at the FDA. The Company has been using its Bio/ImageBase® software to submit medical images and related data to the FDA since mid-1993. In March 1996, Bio/ImageBase® was cited in the FDA’s 1996 Computer-Assisted Product License Application Guidance Manual as an acceptable database for submission of imaging data.

Education, Training and Certification

Bio-Imaging ET&CSM focuses on education, training and certification for medical imaging equipment, facilities and staff. A program of Instrument Quality Control (“IQC”) will provide physicians with a method of ensuring that systems operate to specifications on a continual basis. This program is designed to protect the accuracy of diagnostic interpretation of bone density data and give the physicians current and in-depth feedback on the status of their instruments. In addition, Bio-Imaging ET&CSM will train entry-level physicians and allied health professionals in routine clinical practice.

Other Services

The Company provides technical consulting in the evaluation of the sites that may participate in clinical trials. The Company also consults with clients regarding regulatory issues involved in the design, execution, analysis and submission of medical image data in clinical trials.

Target Markets

The Company’s primary target market is comprised of pharmaceutical, biotechnology and medical device companies whose clinical development pipelines include drugs, biologics or devices that are typically evaluated by medical imaging methods. This target market includes leading international pharmaceutical companies and biotechnology companies with products currently in the clinical development pipeline.

Bio-Imaging focuses its marketing on the following stages of clinical development:

Phase II—Clinical Trials

Phase II clinical trials are generally conducted over six months to two years and involve basic efficacy, safety and dose-range testing in approximately 50 to 400 patients suffering from the disease or condition under study. Such trials help determine the best effective dose, confirm that the drug works as expected and provide initial safety data.

Phase III—Clinical Trials

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

Phase IV—Post Approval Studies

Phase IV studies are studies conducted after a pharmaceutical drug or device has been approved for use. These studies are generally conducted over a two to four year period and involve either a continuation of a Phase III patient population or the recruitment of a new patient population. As there continues to be pressure to approve pharmaceuticals and devices as quickly as possible, there is an increase in the number of conditional approvals based on the conduct of additional Phase IV studies.

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

The FDA’s guidelines aimed at accelerating access to new drugs for the review and approval of new cancer therapies place greater emphasis on shrinkage of tumors as an early indicator of anti-tumor efficacy. Bio-Imaging believes that these FDA guidelines may have a favorable impact on its business as pharmaceutical and biotechnology companies may have an increased need for regulatory compliant medical imaging services to conduct their oncology clinical trials.

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

Osteoporosis

Osteoporosis is the disease of “thinning bones” which leads to fractures in the elderly. The FDA guidance document for developing treatments for this disease recognized DEXA as one of the primary efficacy and safety measurement tools available. Furthermore, all data needs to go through a quality assurance laboratory. This is now standard practice in all studies using DEXA instruments whether for osteoporosis oncology or antiobesity or muscle wasting assessment.

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

Market Trends

The Company believes that demand for its services should grow because of a variety of favorable regulatory, technological and market trends:

•	The FDA initiatives to streamline the regulatory submission and review process which are being implemented should have a beneficial impact on the Company. The FDA is investing in new information technology and is continuing the process of formulating and disseminating guidelines for standardizing the submission of electronic data, including medical images. The Company expects submission of image data to be a requirement in key therapeutic and diagnostic areas for evaluating the effectiveness of a drug or imaging agent.

•	Consolidation, restructuring and downsizing in the pharmaceutical industry in response to downward pressure on certain pharmaceutical and biotechnology companies’ drug prices has resulted in increased outsourcing of certain research and development activities. Currently, over $8 billion in research services are outsourced to clinical contract research organizations. Industry estimates place growth of outsourcing between 12% to 16% per year for at least the next three years.

•	Overall, growth in pharmaceutical and biotechnology research and development spending is increasing and is fairly non-cyclical. As a result, the Company believes that the growth in outsourcing of development activities should continue to remain steady.

•	New classes of drugs to treat conditions traditionally evaluated by imaging are entering or progressing through the clinical development pipeline, leading to increased demand for medical imaging-related services. In addition, the Company believes digital technologies for data acquisition and management are rapidly penetrating the radiology community.

•	As pharmaceutical and biotechnology companies increasingly attempt to expand the market for new drugs by conducting clinical trials and pursuing regulatory approval in multiple countries simultaneously, contract service organizations with a global presence and expertise will continue to benefit. The Company believes it is well-positioned to take advantage of these trends due to its U.S. and European operations.

•	The Company also believes that because of its extensive experience and expertise it can consistently deliver these specialized development services more quickly and efficiently than a pharmaceutical or biotechnology company could perform internally.

Intellectual Property

Proprietary protection for the Company’s computer-imaging programs, processes and know-how is important to its business. Bio-Imaging has developed certain technically derived procedures and computer software applications that are intended to increase the effectiveness and quality of its services. The Company relies upon trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company has obtained registered trademark protection for the Bio/ImageBase® and has claimed trademark protection for CAMR™, rCAMR™ and Intelligent Imaging™. The Company holds patents for the two DEXA phantoms, titled Spine and Variable Composition Phantoms, which it sells to trial sites. The Company has registered its Stylized Man Design with the U.S. Patent and Trademark Office. Furthermore, Bio-Imaging requires all employees, consultants and contractors to execute confidential disclosure agreements as a condition of employment or engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent the Company relies on trade secrets and know-how to maintain its competitive technological position, there can be no assurance that others may not develop independently the same, similar or superior techniques. Although the Company’s intellectual property rights are important to the results of its operations, the Company believes that other factors such as independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to its clients.

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

The success of the Company’s business is dependent upon continued acceptance by the FDA and other regulatory authorities of the data and analyses generated by the Company’s services in connection with the evaluation of the safety and efficacy of new drugs and devices. The FDA has formal guidelines which encourage the use of “surrogate measures,” through submission of digital image data, for evaluation of drugs to treat life-threatening or debilitating conditions. There can be no assurance, however, that the FDA or other regulatory authorities will accept the data or analyses generated by the Company in the future and, even assuming acceptance, there can be no assurance that the FDA or other regulatory authorities will require the application of imaging techniques to numbers of patients and over time periods substantially similar to those required of traditional safety and efficacy techniques.

Changes in the FDA’s policy for the evaluation of therapeutic oncology agents may have a positive impact on the time to market of such therapeutics. According to the guidelines announced in March 1996, approval times for new cancer therapies can be shortened if evidence of tumor shrinkage is verifiable and demonstrable through the use of objective measurement techniques. These guidelines place much greater reliance on the use of medical image data to demonstrate objective tumor shrinkage. In addition, in March 1997, the FDA announced new guidelines aimed at accelerating all therapeutic categories through the use of imaging markers such as surrogate endpoints for measuring therapeutic effectiveness. The Company believes the FDA’s initiatives to streamline and accelerate the submission and review process of therapeutic agents may have a favorable impact on the Company’s business.

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

The Company believes that its ability to achieve continued and sustainable growth will be materially dependent upon, among other factors, the continued stringent enforcement of the comprehensive regulatory framework by various government agencies. Any significant change in these regulatory requirements or the enforcement thereof, especially relaxation of standards, could adversely affect the Company’s prospects.

The current European market regulation is more fragmented than in the U.S.A., therefore, such European agencies have a tendency to follow FDA guidelines.

Competition

As a sign of growth in the clinical trials-related medical imaging services business, the Company continues to experience competition from commercial competitors and academic research centers. As competition increases, Bio-Imaging will look to provide value-added services and undertake marketing and sales programs to differentiate its services based on its expertise and experience in specific therapeutic and diagnostic areas, its technical expertise, its regulatory and clinical development experience, its quality performance and its international capabilities. Competition in the Company’s industry has resulted in additional pressure being placed on price, service and quality. Although the Company believes that it is well positioned against its competitors due to its experience in clinical trials and regulatory compliance along with its international presence, there can be no assurance that the Company’s competitors or clients will not provide or develop services similar or superior to those provided by the Company. Any such competition could have a material adverse impact on the Company. The Company’s competitive position also depends upon its ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how.

Marketing and Sales

Bio-Imaging provides and markets its services on an international basis primarily to pharmaceutical and biotechnology companies. The Company’s sales and marketing activities are directed by a Vice President of Business Development, and supported by in-house staff and field business development personnel.

The Company’s selling efforts are focused on North America and Western Europe. Sales efforts are directed from both of the Company’s headquarters in Pennsylvania and Leiden, the Netherlands. The Company’s marketing activities include exhibiting at major trade shows, advertising in trade journals and the sponsoring of industry associations. The Company continues to evaluate appropriate co-marketing activities and strategic alliances, in particular with contract research organizations, to augment its own business development efforts.

Significant Clients

During fiscal 2002, one client accounted for approximately 13% of the Company’s project revenues encompassing four projects. No other customers accounted for more than 10% of project revenues. These contracts are terminable by the Company’s clients at any time and for any reason. The loss of such clients, or a reduction in services provided to such clients, would have a material adverse effect on the Company’s business, financial condition and results of operations.

Employees

As of December 31, 2002, the Company had 175 employees, five of whom are officers of the Company.

Of the Company’s employees, as of December 31, 2002, nine were engaged in sales and marketing, 146 were engaged in client related projects and 20 were engaged in administration and management. A significant number of the Company’s management and professional employees have prior industry experience. Bio-Imaging believes that it has been successful in attracting skilled and experienced personnel, however, competition for such personnel is intensifying. Although all of the Company’s employees are covered by confidentiality and non-competition agreements, there can be no assurance that such agreements will be enforceable. As of February 18, 2003, Bio-Imaging had employment contracts with two of its executive officers. See “Item 10. Executive Compensation.” Bio-Imaging considers relations with its employees to be good.

Factors that Might Affect the Company’s Business, Future Operating Results, Financial Condition and/or Stock Price

The more prominent risks and uncertainties inherent in the Company’s business are described below. However, additional risks and uncertainties may also impair its business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations may suffer.

The Company may bear financial losses because contracts may be delayed or terminated or reduced in scope for reasons beyond the Company’s control.

The Company’s clients may terminate or delay their contracts for a variety of reasons, including, but not limited to:

•	the failure of products to satisfy safety requirements;

•	unexpected or undesired clinical results;

•	the client’s decision to terminate the development of a particular product or to end a particular study;

•	insufficient patient enrollment in a study;

•	insufficient investigator recruitment; or

•	the Company’s failure to perform its obligations under the contract.

In addition, the Company believes that FDA regulated companies may proceed with fewer clinical trials or conduct them without assistance of contract service organizations if they are trying to reduce costs as a result of cost containment pressures associated with healthcare reform, budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with contract service organizations.

The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect the Company’s business, although the Company’s contracts entitle them to receive all fees earned by the Company up to the time of termination.

The Company depends on a small number of industries and clients for all of the Company’s business, and the loss of one such significant client could cause revenues to drop quickly and unexpectedly.

The Company depends on research and development expenditures by pharmaceutical, biotechnology and medical device companies to sustain its business. The Company’s operations could be materially and adversely affected if:

•	clients’ businesses experience financial problems or are affected by a general economic downturn;

•	consolidation in the pharmaceutical, biotechnology or medical device industries leads to a smaller client base for the Company; or

•	clients reduce their research and development expenditures.

For the year ended December 31, 2002, revenues from one client, encompassing 4 distinct projects, amounted to 13%, of service revenues. The loss of business from this one significant client or failure of the Company to continue to obtain new business would have a material adverse effect on the Company’s business and revenues.

The Company’s contracted/committed backlog may not be indicative of future results.

The Company reported contracted/committed backlog of $36.5 million at December 31, 2002 (“Backlog”), based on anticipated net service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on signed and agreed to contracts. The Company cannot assure that the Backlog reported will be indicative of future results. A number of factors may affect Backlog, including:

•	the variable size and duration of the projects (some are performed over several years);

•	the loss or delay of projects; and a change in the scope of work during the course of a project; and

•	the cancellation of such contracts by the Company’s clients.

Also, if clients delay projects, the projects will remain in Backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of Backlog to revenues are not indicative of future results.

Failure by the Company to compete effectively in the competitive industry will cause the Company’s revenues to decline.

Significant factors in determining whether the Company will be able to compete successfully include:

•	consultative and clinical trials design capabilities;

•	reputation for on-time quality performance;

•	expertise and experience in specific therapeutic areas;

•	the scope of service offerings;

•	strength in various geographic markets;

•	the price of services;

•	ability to acquire, process, analyze and report data in a time-saving and accurate manner;

•	ability to manage large-scale clinical trials both domestically and internationally; and

•	the Company’s size.

If services are not competitive based on these or other factors, the Company’s business, financial condition and results of operations will be materially harmed.

The Company has experienced substantial expansion in the past, and must properly manage that expansion.

The Company’s business has expanded substantially in the past. Rapid expansion could strain the Company’s operational, human and financial resources. If the Company fails to properly manage this expansion, its results of operations and financial condition might be adversely affected. In order to manage its expansion, the Company must:

•	continue to improve operating, administrative and information systems;

•	accurately predict future personnel and resource needs to meet client contract commitments;

•	track the progress of on-going client projects; and

•	attract and retain qualified management, sales, professional and technical operating personnel.

The Company will face additional risks in expanding foreign operations. Specifically, the Company might find it difficult to:

•	assimilate differences in foreign business practices and regulations;

•	hire and retain qualified personnel; and

•	overcome language and cultural barriers.

Changes in outsourcing trends in the pharmaceutical and biotechnology industries could adversely affect operating results and growth rate.

Service revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development. Accordingly, economic factors and industry trends that affect the Company’s clients in these industries also affect its business. For example, the practice of many companies in these industries has been to hire outside organizations like Bio-Imaging to conduct clinical research projects. This practice has grown significantly in the last decade, and the Company has benefited from this trend. However, if this trend were to change and companies in these industries were to reduce the number of research and development projects they outsource, the Company’s business could be materially adversely affected.

Additionally, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived on new drugs, the Company’s clients might reduce their research and development spending, which could reduce its business.

Failure to comply with existing regulations could result in increased costs to complete clinical trials.

Any failure on the Company’s part to comply with applicable regulations could result in the termination of on-going clinical research or the disqualification of data for submission to regulatory authorities.

Changes in governmental regulation could decrease the need for the services the Company provides, which would negatively affect the Company’s future business opportunities.

In recent years the United States Congress and state legislatures have considered various types of health care reform in order to control growing health care costs. The United States Congress and state legislatures may again address health care reform in the future. The Company is unable to predict what legislative proposals will be adopted in the future, if any. Similar reform movements have occurred in Europe and Asia.

Implementation of health care reform legislation that results in additional costs could limit the profits that can be made by clients from the development of new products. This could adversely affect the clients’ research and development expenditures, which could, in turn, decrease the business opportunities available to the Company both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase costs or limit service offerings. The Company cannot predict the likelihood of any of these events.

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development/approval process. The Company’s business involves helping pharmaceutical and biotechnology companies navigate the regulatory drug approval process. Changes in regulation, such as relaxation in regulatory requirements or the introduction of simplified drug approval procedures or an increase in regulatory requirements that the Company may have difficulty satisfying, could eliminate or substantially reduce the need for the Company’s services. Therefore, as a result the Company’s business, results of operations and financial condition could be materially adversely affected. These and other changes in regulation could have a material adverse impact on the Company’s business opportunities available.

Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of the Company’s business to suffer.

Future success depends on the personal efforts and abilities of the principal members of the Company’s senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, the Company is dependent upon Mark L. Weinstein, President and Chief Executive Officer, David A. Pitler, Vice President Operations and Colin G. Miller, Ph.D., Vice President

Business Development. Although the Company has an employment agreement with Mr. Weinstein, this does not mean Mr. Weinstein will remain with the Company. The Company does not have employment agreements with any other key personnel. Furthermore, the Company’s performance also depends on its ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executives, or inability to continue to attract and retain qualified staff, could have a material adverse affect on the Company’s business, results of operations and financial condition.

The Company may be exposed to liability claims as a result of involvement in clinical trials.

The Company may be exposed to liability claims as a result of involvement in clinical trials. There can be no assurance that liability claims will not be asserted against the Company as a result of work performed for its clients. Furthermore, there can be no assurance that the Company’s clients will agree to indemnify the Company, or that the Company will have sufficient insurance to satisfy any such liability claims. If a claim is brought against the Company and the outcome is unfavorable to the Company, such outcome could have a material adverse impact on the Company.

The Company’s revenues and earnings are exposed to exchange rate fluctuations.

In 2002, the Company derived a small portion of service revenues from international operations. The Company’s financial statements are denominated in U.S. dollars. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could affect the Company’s results of operations and financial condition.

The Company’s earnings may be adversely affected if it changes its accounting policy with respect to employee stock options.

Stock options are an important component of compensation packages for most of the Company’s mid- and senior-level employees. The Company currently does not deduct the expense of employee stock option grants from its income. Many companies, however, are considering a change to their accounting policies to record the value of stock options issued to employees as an expense and changes in the accounting treatment of stock options are currently under consideration by the International Accounting Standards Board and other accounting standards-setting bodies. If the Company were to change its accounting policy with respect to the treatment of employee stock option grants, its earnings could be materially adversely affected.

We previously used Arthur Andersen LLP as our independent public accountants.

The audited consolidated statements of income, stockholders’ equity and cash flows of the Company and its subsidiaries as of September 30, 2001 included in this Annual Report on Form 10-KSB were audited by Arthur Andersen LLP, independent public accountants (“Arthur Andersen”), then as stated in their report thereon dated as of October 31, 2001, which is included herein. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the federal government’s investigation of Enron Corporation. On April 15, 2002, upon the recommendation of the Audit Committee of the Company’s board of directors, the Company’s board of directors approved the dismissal of Arthur Andersen as the Company’s independent public accountants and the appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2002 and for the transition period ending December 31, 2001.

Arthur Andersen was convicted on federal obstruction of justice charges on June 15, 2002, ceased practicing before the Securities and Exchange Commission on August 31, 2002, and was sentenced to five years probation on October 16, 2002. Arthur Andersen has not consented to the inclusion of their audit report dated as of October 31, 2001 in this Annual Report on Form 10-KSB. As a result, you may not be able to recover any amount from Arthur Andersen in connection with any claim that may arise out of Arthur Andersen’s audit of the financial statements described above.

Shares of the Company’s Common Stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of common stock, $0.00025 par value (the “Common Stock”), by existing holders of Common Stock or by holders of outstanding options, upon the exercise thereof, under Rule 144 of the Securities Act or otherwise, could have a negative impact on the market price of the Common Stock. The Company is unable to estimate the number of shares that may be sold under Rule 144 since this will depend on the market price for the Common Stock of the Company, the personal circumstances of the sellers and other factors. Any sale of substantial amounts of Common Stock or other securities of the Company in the open market may adversely affect the market price of the securities offered hereby and may adversely affect the Company’s ability to obtain future financing in the capital markets as well as create a potential market overhang.

The Company’s affiliates have significant control over the Company’s Common Stock.

The Company’s directors, officers and principal stockholders, including Covance Inc. (formerly Corning Pharmaceutical Services, Inc.), Quintiles and certain of their affiliates, beneficially own approximately 45% of the outstanding shares of Common Stock on a fully diluted as-converted to Common Stock basis at February 28, 2003, and such stockholders will have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of directors of the Company and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take over the Company thereby increasing the likelihood that the market price of the Common Stock will not reflect a premium for control.

Certain provisions of the Company’s charter, by-laws and Delaware law could make a takeover difficult.

The Company has an authorized class of 3,000,000 shares of preferred stock, of which 1,250,000 shares were issued as Series A Preferred Stock, but have since been converted to Common Stock. The remaining 1,750,000 shares of undesignated preferred stock may be issued by the Board of Directors, on such terms and with such rights, preferences and designation as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of the Company. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, restrict the ability of stockholders to effect a merger or business combination or obtain control of the Company, and may be considered disadvantageous by a stockholder.

Trading in the Company’s Common Stock may be volatile, which may result in substantial declines in its market price.

The market price of the Company’s Common Stock has experienced historical volatility and might continue to experience volatility in the future in response to quarter-to-quarter variations in:

•	operating results;

•	analysts’ reports;

•	market conditions in the industry;

•	changes in governmental regulations; and

•	changes in general conditions in the economy or the financial markets.

The market has also experienced significant decreases in value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of the Common Stock.

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Instead, the Company intends to retain future earnings for reinvestment in the business.

The Company’s Common Stock began trading on the American Stock Exchange in February 2003 and has a limited trading market. The Company cannot assure that an active trading market will develop or, if developed, will be maintained. As a result, the Company’s stockholders may find it difficult to dispose of shares of Common Stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

In addition, delisting from the American Stock Exchange could adversely affect the liquidity and price of the Company’s Common Stock and it could have a long-term impact on the Company’s ability to raise future capital through a sale of Common Stock. Furthermore, it could make it more difficult for investors to obtain quotations or trade in the Company’s stock.

Increasing political and social turmoil, such as terrorist and military actions, increase the difficulty for the Company and its strategic partners to forecast accurately and plan future business activities.

Recent political and social turmoil, including the terrorist attacks of September 11, 2001 and the current crisis in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for the Company to plan future business activities. Specifically, if the current crisis in the Middle East continues to escalate, the Company’s international operations could be adversely affected.

Item 2.    Properties.

The Company leases approximately 31,500 square feet of office space located in Newtown, Pennsylvania. This lease expires June 2010 and provides for a fixed base rent of approximately $52,000 per month with an annual inflation increase. The Company leases approximately 5,000 square feet of additional office space located in Newtown, Pennsylvania for approximately $4,000 per month in base rent expiring November 2005. The Company is also subleasing approximately 6,000 and 2,400 square feet of office space in Newtown, Pennsylvania for monthly fixed base rents of approximately $9,000 and $4,500, respectively. The subleases expire April 2004 and August 2006. In addition, the Company leases approximately 4,000 square feet of office space in Leiden, the Netherlands. This lease, denominated in EURO, expires February 2005 and provides for a base rent of approximately $4,700, based upon the conversion rate as of December 31, 2002, per month with an annual inflation increase. The Company is currently negotiating rates for approximately 9,000 square feet in Leiden, the Netherlands. This office space would replace the current 4,000 square feet in Leiden, the Netherlands and the Company is negotiating with the landlord to terminate the current lease. In December 2002, the lease expired on the Plymouth Meeting, Pennsylvania office space. The Company did not renew this lease and the operations were consolidated into its Newtown office. The Company believes that these facilities will be adequate for its needs for the foreseeable future.

Item 3.    Legal Proceedings.

In the normal course of business, the Company may be a party to legal proceedings. The Company is not currently a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters.

On February 25, 2003, the Company’s Common Stock was listed on the American Stock Exchange (the “Amex”) under the symbol BIT. Prior to listing on the Amex, the Company’s Common Stock was traded on the NASD OTC Bulletin Board under the Symbol BITI.

The following table sets forth the high and low bid quotations for the Common Stock as reported on the NASD OTC Bulletin Board (the “OTCBB”) for each of the quarters ended December 31, 2000 through December 31, 2002. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	Common Stock
	High	Low
December 31, 2000	0.9375	0.5000
March 31, 2001	0.8500	0.6562
June 30, 2001	1.1100	0.6500
September 30, 2001	1.1700	0.8000
December 31, 2001	1.3500	0.8000
March 31, 2002	1.5100	1.0800
June 30, 2002	1.7100	1.1600
September 30, 2002	2.1500	1.1800
December 31, 2002	2.4500	1.5500

The Company’s Common Stock is also listed on the Boston Stock Exchange (“BSE”) under the symbol BIT. However, as a result of the recent listing of the Common Stock on the Amex, the Company has started the process of having its Common Stock removed from the BSE.

The following table sets forth the high and low sales prices for the Common Stock as reported on the BSE for each of the quarters from the quarter ended December 31, 2000 through December 31, 2002.

Quarter Ended	Common Stock
	High	Low
December 31, 2000	0.75	0.75
March 31, 2001	0.75	0.75
June 30, 2001(1)	—	—
September 30, 2001(1)	—	—
December 31, 2001(1)	—	—
March 31, 2002(1)	—	—
June 30, 2002(1)	—	—
September 30, 2002(1)	—	—
December 31, 2002(1)	—	—

(1)	Although the Company’s Common Stock remains listed on the BSE, it was not traded during these quarters.

As of January 11, 2002, the approximate number of holders of record of the Common Stock was 116 and the approximate number of beneficial holders of the Common Stock was 1,175.

On January 2, 2001, the Company elected to convert the 416,667 shares of its Series A Convertible Preferred Stock, $.00025 par value per share (the “Series A Stock”), held of record by Investment Partners of America, L.P. (“IPA”) into 416,667 shares of its restricted Common Stock . The shares of Common Stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the

Series A Stock. The Company did not receive any consideration for the conversion of the Series A Stock. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock. As of February 28, 2003, the restrictions on the Common Stock issued to IPA have lapsed.

During May and June of 2001, the Company issued an aggregate of 66,667 shares of its restricted Common Stock to IPA and its affiliate in connection with the exercise of 66,667 Class C Warrants (the “Class C Warrants”) to purchase shares of Common Stock of the Company previously issued to IPA on June 26, 1996. The Class C Warrants had an exercise price equal to $.63 per share at the time of exercise, and the Company received $42,000 as proceeds for the exercise of such warrants by IPA and its affiliate.

On October 25, 2001, in connection with the acquisition of Intelligent Imaging, the Company issued a Convertible Promissory Note in the principal amount equal to $1,000,000 (the “Note”) to Quintiles. The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At December 31, 2002, the Note would have been convertible into approximately 497,534 shares of the Company’s Common Stock. This was calculated by dividing the unpaid principal balance ($833,332 as of December 31, 2002) plus accrued interest (approximately $7,500 as of December 31, 2002), totaling $840,833, by $1.69 (75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to December 31, 2002). At February 28, 2003, the Note would have been convertible into approximately 326,726 share of the Company’s Common Stock. This was calculated by dividing the unpaid principal balance ($791,665 at February 28, 2003) plus accrued interest (approximately $3,750 as of February 28, 2003), totaling $795,415, by $2.43 (75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to February 28, 2003).

In connection with the acquisition of Intelligent Imaging, on February 15, 2003, the Company paid additional consideration in the amount of 188,549 shares of restricted Common Stock to Quintiles because certain financial results were achieved. In addition, the Company granted Quintiles certain registration rights for the shares of Common Stock underlying the Note and the shares of Common Stock issued as payment for the additional consideration. Such rights generally include, subject to certain exceptions and limitations, a demand right to require the Company to register such shares on a Form S-3 registration statement or any similar short-form registration statement, and a piggyback registration right that requires the Company to include such shares on any other registration statement the Company proposes to file.

The Company believes that the issuance of Common Stock in connection with the conversion of the Series A Stock held by IPA, the exercise of the Class C Warrants held by IPA, the issuance of the Note to Quintiles and the issuance of the Common Stock to Quintiles were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company did not engage an underwriter in connection with the foregoing issuances. The purchasers were accredited investors (as defined in Rule 501 promulgated by the Securities and Exchange Commission pursuant to the Securities Act), had adequate access to information about the Company and the purchasers acquired the securities for investment only and not with a view to distribution.

The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings which the Company may realize will be retained to finance the growth of the Company.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Bio-Imaging Technologies, Inc. (the “Company”) is a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all imaging modalities, including computerized tomography, magnetic resonance imaging, x-rays, dual energy x-ray absorptiometry, position emission tomography single photon emission computerized tomography and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. The Company offers a service called, Bio-Imaging ETCSM. Bio-Imaging ETCSM focuses on education, training and certification for medical imaging equipment, facilities and staff.

On October 1, 2001, the Company acquired effective control of the Intelligent Imaging™ business unit (“Intelligent Imaging”) of Quintiles, Inc. All Intelligent Imaging personnel at the time of the acquisition became employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the Company. Intelligent Imaging specializes in providing digital medical imaging services for clinical trials and the health care industry.

The Company’s sales cycle (the period from the presentation by the Company to a potential client to the engagement of the Company by such client) has historically been 12 months but is shortening as the awareness of these services increases and regulatory guidelines become better defined. In addition, the contracts under which the Company performs services typically cover a period of 12 to 60 months and the volume and type of services performed by the Company generally vary during the course of a project. No assurance can be made that the Company’s project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 67 clients encompassing 186 distinct projects for the twelve months ended December 31, 2002. This compares to 63 clients encompassing 141 distinct projects for the twelve months ended December 31, 2001. This represents an increase of 6.3% in clients and 31.9% in projects for the twelve months ended December 31, 2002, as compared to the twelve months ended December 31, 2001. The Company’s contracted/committed backlog was approximately $36,500,000 as of December 31, 2002. This compares to approximately $28,700,000 as of December 31, 2001, an increase of 27.2%. Contracted/committed backlog is the amount of service revenue that remains to be earned and recognized on both signed and agreed to contracts. Such contracts are subject to termination by the Company’s clients at any time. In the event that a contract is cancelled by the client, the Company would be entitled to receive payment for all services performed up to the cancellation date.

The Company believes that demand for its services and technologies will grow during the long-term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. The Company also believes that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical-imaging data that is derived from clinical trials and the regulatory requirements relating to the submission of this data. In addition, the Food and Drug Administration (“FDA”) is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services. Due to several factors, including, without limitation, competition from commercial competitors and academic research centers, there can be no assurance that demand for the Company’s services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by the Company.

Certain matters discussed in this Form 10-KSB are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as

“believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, the Company’s statements regarding the integration of Intelligent Imaging into the Company, the demand for the Company’s services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from the Company’s marketing efforts, increased use of digital medical images in clinical trials and the favorable impact of the FDA’s initiatives to streamline and accelerate its review process are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to the Company’s critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within the Company’s control. The factors discussed herein and expressed from time to time in the Company’s filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Change in Fiscal Year

On November 6, 2001, the Company changed its fiscal year end from September 30 to December 31.

Results of Operations

Year ended December 31, 2002 and year ended September 30, 2001

The Company is required to disclose the comparison of the twelve months ended December 31, 2002 to September 30, 2001. However, the Company’s management believes that the comparison of the twelve-month period ended December 31, 2002 as compared to December 31, 2001 (which is discussed immediately after this section) is a more relevant year over year analysis since such numbers reflect the same time period.

	Year Ended December 31, 2002	% of Total Revenue	Year Ended September 30, 2001	% of Total Revenue	$ Change	% Change
Service revenues	$17,189,762	84.0%	$8,754,817	81.4%	$8,434,945	96.3%
Reimbursement revenues	$3,278,319	16.0%	$1,995,412	18.6%	$1,282,907	64.3%

Total revenues	$20,468,081	100.0%	$10,750,229	100.0%	$9,717,852	90.4%

Cost of revenues	$14,089,801	68.8%	$6,802,390	63.3%	$7,287,411	107.1%
General and admin expenses	$3,098,388	15.1%	$1,596,918	14.9%	$1,501,470	94.0%
Sales and marketing expenses	$1,728,945	8.4%	$1,740,956	16.2%	$(12,011)	-0.7%

Total cost and expenses	$18,917,134	92.4%	$10,140,264	94.3%	$8,776,870	86.6%

Income from operations	$1,550,947	7.6%	$609,965	5.7%	$940,982	154.3%
Interest expense-net	$(122,175)	(0.6)%	$(32,765)	(0.3)%	$(89,410)	272.9%

Income before income tax	$1,428,772	7.0%	$577,200	5.4%	$851,572	147.5%

Income tax (provision) benefit	$(288,935)	(1.4)%	$342,000	3.2%	$(630,935)	-184.5%

Net income	$1,139,837	5.6%	$919,200	8.6%	$220,637	24.0%

Service revenues for the year ended December 31, 2002 and the year ended September 30, 2001 were $17,189,762 and $8,754,817, respectively, an increase of $8,434,945 or 96.3%. The increase in service revenues is due to an increase in the number of projects resulting from the overall market growth for medical imaging related services for clinical trials. The Company obtained the capacity to facilitate this growth through its acquisition of Intelligent Imaging and increased process efficiencies.

Service revenues were generated from 67 clients encompassing 186 distinct projects for the year ended December 31, 2002. This compares to 53 clients encompassing 111 distinct projects for the year ended September 30, 2001. One client encompassing four projects represented 13% of the Company’s service revenues for the year ended December 31, 2002, while for the comparable period last year, two clients encompassing nine projects represented 22% of the Company’s service revenues. No other customers accounted for more than 10% of service revenues in each of the twelve month periods ended December 31, 2002 and September 30, 2001. Service revenues generated from the Company’s client base continue to be highly concentrated though this client concentration has continued to decrease over time while the Company’s service revenues continue to become more diversified on a project basis. The Company believes that project diversification may be more indicative of revenue concentration risk since the Company is often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. The Company’s primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues for the year ended December 31, 2002 and the year ended September 30, 2001 were $3,278,319 and $1,995,412, respectively, an increase of $1,282,907 or 64.3%. Reimbursement revenues consist of pass-through costs reimbursed by the customer. As required, the Company adopted the guidance of recently issued accounting pronouncement EITF 01-14, effective January 1, 2002, and, accordingly, has reclassified reimbursed pass-through costs as part of revenues. The increase in the year ended December 31, 2002 from the year ended September 30, 2001 resulted from an increase in projects and the associated reimbursed costs.

Cost of revenues for the year ended December 31, 2002 and the year ended September 30, 2001 were $14,089,801 and $6,802,390, respectively, an increase of $7,287,411 or 107.1%. Cost of revenues for the year ended December 31, 2002 and year ended September 30, 2001 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to personnel and facilities assumed as part of the acquisition of Intelligent Imaging, along with an increase in staffing levels required for project related tasks for the year ended December 31, 2002. The Company anticipates utilizing the excess Intelligent Imaging resource capacity to fulfill current and anticipated projects.

The increase in the cost of revenues as a percentage of total revenues to 68.8% for the year ended December 31, 2002 from 63.3% for the year ended September 30, 2001 is primarily due to costs associated with the integration of Intelligent Imaging. In addition, during periods of rapid growth with numerous new projects, the reimbursable pass-through costs incurred during the early stages of a project startup are often a greater proportion of a project’s cost at inception rather than over the remainder of the live of the project. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by the Company in any given period.

General and administrative expenses for the year ended December 31, 2002 and the year ended September 30, 2001 were $3,098,388 and $1,596,918, respectively, an increase of $1,501,470 or 94.0%. General and administrative expenses in each of the years ended December 31, 2002 and September 30, 2001 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the year ended December 31, 2002 from the year ended September 30, 2001 is primarily attributable to an increase in personnel and in corporate insurance and professional services associated with general corporate matters resulting from the increase in the Company’s service revenues and personnel and increased legal, accounting and regulatory compliance demands on public companies.

The increase in general and administrative expenses as a percentage of total revenues to 15.1% for the year ended December 31, 2002 from 14.9% for the year ended September 30, 2001 is primarily due to the Company’s increase in total revenues with a corresponding greater increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

Sales and marketing expenses for the year ended December 31, 2002 and the year ended September 30, 2001 were $1,728,945 and $1,740,956, respectively, a decrease of $12,011 or 0.7%. Sales and marketing expenses in each of the years ended December 31, 2002 and September 30, 2001 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. This decrease is primarily due to lower marketing expenses.

The decrease in sales and marketing expenses as a percentage of total revenues to 8.4% for the year ended December 31, 2002 from 16.2% for the year ended September 30, 2001 is primarily due to the Company’s increase in total revenues with a significantly lesser increase in sales and marketing costs associated with professional salaries and benefits. The Company believes this is due to a greater market place acceptance of the need for the Company’s services, increasing market share and a shorter lead-time for sales.

Total cost and expenses for the year ended December 31, 2002 and the year ended September 30, 2001 were $18,917,134 and $10,140,264, respectively, an increase of $8,776,870 or 86.6%. Total cost and expenses in the year ended December 31, 2002 and the year ended September 30, 2001 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. This increase in the year ending December 31, 2002 is primarily due to an increase in personnel resulting from the acquisition of Intelligent Imaging along with an increase in staffing levels required for project related tasks for the year ended December 31, 2002. To a lesser degree, the increase is also attributable to an increase in professional services associated with general corporate matters.

Total cost and expenses as a percentage of total revenues for the year ended December 31, 2002 did not change significantly due to the net effect of increases in cost of revenues and general and administrative expenses as a percentage of total revenues offset by the decrease in sales and marketing expenses as a percentage of total revenues.

Net interest expense for the year ended December 31, 2002 and the year ended September 30, 2001 was $122,175 and $32,765, respectively, an increase of $89,410 or 272.9%. This increase is primarily due to interest expense incurred on the Note. Net interest expense for the 12 months ended September 30, 2001 resulted from interest expense incurred on equipment lease obligations. Net interest expense for the year ended December 31, 2002 resulted from interest expense incurred on both the Note and equipment lease obligations.

Income before income tax for the year ended December 31, 2002 and the year ended September 30, 2001 was $1,428,772 and $577,200, respectively, an increase of $851,572 or 147.5%. The Company’s increased income before income tax for the year ended December 31, 2002 was primarily attributable to increased revenues associated with an increase in services performed on projects for which the Company was contracted, offset, in part, by the costs associated with the integration of Intelligent Imaging and the increased staffing levels necessary to perform the services.

The increase in income before income tax as a percentage of total revenues to 7.0% for the year ended December 31, 2002 from 5.4% for the year ended September 30, 2001 is primarily due to the Company’s increase in total revenues with a slight decrease in sales and marketing expenses.

The Company’s income tax provision of $288,935 primarily relates to state income taxes paid and an accrual for estimated state income taxes for the year ended December 31, 2002. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the year ended December 31, 2002, the federal income tax provision has been offset by a reduction in the Company’s valuation allowance against its deferred tax assets of $534,600. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of December 31, 2002, will be realized in the future.

Net income for the year ended December 31, 2002 and the year ended September 30, 2001 was $1,139,837 and $919,200, respectively, an increase of $220,637 or increased 24.0%. The Company’s increased net income for the year ended December 31, 2002 was primarily attributable to increased revenues associated with an increase in services performed on projects for which the Company was contracted, offset, in part, by the costs associated with the integration of Intelligent Imaging and the income tax provision of $288,935 for the year ended December 31, 2002 as compared to the income tax benefit of $342,000 for the year ended September 30, 2001.

The decrease in net income as a percentage of total revenues to 5.6% for the year ended December 31, 2002 from 8.6% for the year ended September 30, 2001 is primarily due to the $342,000 income tax benefit included in the year ended September 30, 2001.

Twelve months ended December 31, 2002 and 2001

The Company is required to disclose the comparison of the twelve months ended December 31, 2002 to September 30, 2001. However, the Company’s management believes that the twelve months ended December 31, 2001 provides a meaningful comparison to the twelve months ended December 31, 2002.

The twelve months ended December 31, 2001 is comprised of the following quarterly information:

	Three Months Ended March 31, 2001	Three Months Ended June 30, 2001	Three Months Ended September 30, 2001	Three Months Ended December 31, 2001	Twelve Months Ended December 31, 2001
Service revenues	$2,132,694	$2,252,507	$2,594,476	$3,322,244	$10,301,921
Reimbursement revenues	$413,645	$489,041	$619,136	$745,649	$2,267,471

Total revenues	$2,546,339	$2,741,548	$3,213,612	$4,067,893	$12,569,392

Cost of revenues	$1,467,828	$1,855,999	$2,021,740	$3,020,651	$8,366,218
General and admin expenses	$445,279	$330,895	$481,728	$560,100	$1,818,002
Sales and marketing expenses	$413,044	$466,628	$469,031	$383,406	$1,732,109

Total cost and expenses	$2,326,151	$2,653,522	$2,972,499	$3,964,157	$11,916,329

Income from operations	$220,188	$88,026	$241,113	$103,736	$653,063
Interest expense-net	$(1,006)	$(8,123)	$(15,707)	$(21,068)	$(45,904)

Income before income tax	$219,182	$79,903	$225,406	$82,668	$607,159

Income tax (provision) benefit	$—	$—	$342,000	$(20,000)	$322,000

Net income	$219,182	$79,903	$567,406	$62,668	$929,159

The twelve months ended December 31, 2002 and 2001 results were as follows:

	Twelve Months Ended December 31, 2002	% of Total Revenue	Twelve Months Ended December 31, 2001	% of Total Revenue	$ Change	% Change
Service revenues	$17,189,762	84.0%	$10,301,921	82.0%	$6,887,841	66.9%
Reimbursement revenues	$3,278,319	16.0%	$2,267,471	18.0%	$1,010,848	44.6%

Total revenues	$20,468,081	100.0%	$12,569,392	100.0%	$7,898,689	62.8%

Cost of revenues	$14,089,801	68.8%	$8,366,218	66.6%	$5,723,583	68.4%
General and admin expenses	$3,098,388	15.1%	$1,818,002	14.5%	$1,280,386	70.4%
Sales and marketing expenses	$1,728,945	8.4%	$1,732,109	13.8%	$(3,164)	-0.2%

Total cost and expenses	$18,917,134	92.4%	$11,916,329	94.8%	$7,000,805	58.7%

Income from operations	$1,550,947	7.6%	$653,063	5.2%	$897,884	137.5%
Interest expense-net	$(122,175)	(0.6)%	$(45,904)	(0.4)%	$(76,271)	166.2%

Income before income tax	$1,428,772	7.0%	$607,159	4.8%	$821,613	135.3%

Income tax (provision) benefit	$(288,935)	(1.4)%	$322,000	2.6%	$(610,935)	-189.7%

Net income	$1,139,837	5.6%	$929,159	7.4%	$210,678	22.7%

Service revenues for the twelve months ended December 31, 2002 and 2001 were $17,189,762 and $10,301,921, respectively, an increase of $6,887,841 or 66.9%. The increase in service revenues is due to an increase in the number of projects resulting from the overall market growth for medical imaging related services for clinical trials and what is thought to be an increasing share of that market. The Company obtained the capacity to facilitate this growth through its acquisition of Intelligent Imaging and increased process efficiencies.

Service revenues were generated from 67 clients encompassing 186 distinct projects for the twelve months ended December 31, 2002. This compares to 63 clients encompassing 141 distinct projects for the twelve months ended December 31, 2001. One client encompassing four projects represented 13.0% of the Company’s service revenues for the twelve months ended December 31, 2002, while for the comparable period last year, two clients encompassing twelve projects represented 33.0% of the Company’s service revenues. No other customers accounted for more than 10% of service revenues in each of the twelve month periods ended December 31, 2002 and 2001. Service revenues generated from the Company’s client base continue to be highly concentrated. This client concentration has continued to decrease over time and our service revenues continue to become more diversified on an overall project basis. The Company believes that project diversification may be more indicative of revenue concentration risk since the Company is often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. The Company’s primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues for the twelve months ended December 31, 2002 and 2001 were $3,278,319 and $2,267,471, respectively, an increase of $1,010,848 or 44.6%. Reimbursement revenues consists of pass-through costs reimbursed by the customer. As required, the Company adopted the guidance of recently issued accounting pronouncement EITF 01-14, effective January 1, 2002, and, accordingly, has reclassified reimbursed pass-through costs as part of revenues. The increase in the twelve months ended December 31, 2002 from the twelve months ended December 31, 2001 resulted from an increase in projects and the associated reimbursed costs.

Cost of revenues for the twelve months ended December 31, 2002 and 2001 were $14,089,801 and $8,366,218, respectively, an increase of $5,723,583 or 68.4%. Cost of revenues for the twelve months ended December 31, 2002 and twelve months ended December 31, 2001 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to personnel and facilities assumed as part of the acquisition of Intelligent Imaging, along with an increase in staffing levels required for project related tasks for the twelve months ended December 31, 2002. The Company anticipates utilizing the excess Intelligent Imaging resource capacity to fulfill current and anticipated projects.

The increase in the cost of revenues as a percentage of total revenues to 68.8% for the twelve months ended December 31, 2002 from 66.6% for the twelve months ended December 31, 2001 is primarily due to costs associated with the integration of Intelligent Imaging. In addition, during periods of rapid growth with numerous new projects, the reimbursable pass-through costs incurred during the early stages of a project startup are often a greater proportion of a project’s cost at inception rather than over the remainder of the life of the project. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by the Company in any given period.

General and administrative expenses for the twelve months ended December 31, 2002 and 2001 were $3,098,388 and $1,818,002, respectively, an increase of $1,280,386 or 70.4%. General and administrative expenses in each of the twelve months ended December 31, 2002 and 2001 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the twelve months ended December 31, 2002 from the twelve months ended December 31, 2001, is primarily attributable to an increase in personnel and in corporate insurance and professional services associated with general corporate matters resulting from the increase in the Company’s service revenues and personnel and increased legal, accounting, and regulatory compliance demands on public companies.

The increase in general and administrative expenses as a percentage of total revenues to 15.1% for the twelve months ended December 31, 2002 from 14.5% for the twelve months ended December 31, 2001 is primarily due to the Company’s increase in total revenues with a corresponding greater increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

Sales and marketing expenses for the twelve months ended December 31, 2002 and 2001 were $1,728,945 and $1,732,109, respectively, a decrease of $3,164 or 0.2%. Sales and marketing expenses in each of the twelve months ended December 31, 2002 and December 31, 2001 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. This decrease is primarily due to lower marketing expenses for the twelve months ended December 31, 2002 from the twelve months ended December 31, 2001.

The decrease in sales and marketing expenses as a percentage of total revenues to 8.4% for the twelve months ended December 31, 2002 from 13.8% for the twelve months ended December 31, 2001 is primarily due to the minimal increase in professional salaries and benefits associated with the Company’s sales and marketing efforts as compared to the increase in the Company’s revenue. The Company believes this is due to a greater market place acceptance of the need for the Company’s services, increasing market share and a shorter lead time for sales.

Total cost and expenses for the twelve months ended December 31, 2002 and 2001 were $18,917,134 and $11,916,329, respectively, an increase of $7,000,805 or 58.7%. Total cost and expenses in each of the twelve months ended December 31, 2002 and December 31, 2001 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. This increase is primarily due to an increase in personnel resulting from the acquisition of Intelligent Imaging along with an increase in staffing levels required for project related tasks for the twelve months ended December 31, 2002. To a lesser degree, the increase is also attributable to an increase in professional services associated with general corporate matters.

Total cost and expenses as a percentage of total revenues for the twelve months ended December 31, 2002 of 92.4% and the twelve months ended December 31, 2001 of 94.8% did not change significantly due to the net effect of increases in cost of revenues and general and administrative expenses as a percentage of total revenues offset by the decrease in sales and marketing expenses as a percentage of total revenues.

Net interest expense for the twelve months ended December 31, 2002 and 2001 was $122,175 and $45,904, respectively, an increase of $76,271 or 166.2%. This increase is primarily due to interest expense incurred on the Note. Net interest expense for the 12 months ended December 31, 2001 resulted from interest expense incurred on equipment lease obligations. Net interest expense for the twelve months ended December 31, 2002 resulted from interest expense incurred on both the Note and equipment lease obligations.

Income before income tax for the twelve months ended December 31, 2002 and 2001 was $1,428,772 and $607,159, respectively, an increase of $821,613 or 135.3%. The Company’s increased income before income tax for the twelve months ended December 31, 2002 was primarily attributable to increased revenues associated with an increase in services performed on projects for which the Company was contracted, offset, in part, by the costs associated with the integration of Intelligent Imaging and the increased staffing levels necessary to perform the services.

The increase in income before income tax as a percentage of total revenues to 7.0% for the twelve months ended December 31, 2002 from 4.8% for the twelve months ended December 31, 2001 is primarily due to the Company’s increase in total revenues with a slight decrease in sales and marketing expenses.

The Company’s income tax provision of $288,935 primarily relates to state income taxes paid and an accrual for estimated state income taxes for the twelve months ended December 31, 2002. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the twelve months ended December 31, 2002, the federal income tax provision has been offset by a reduction in the Company’s valuation allowance against its deferred tax assets of $534,600. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of December 31, 2002, will be realized in the future.

Net income for the twelve months ended December 31, 2002 and 2001 was $1,139,837 and $929,159, respectively, an increase of $210,678 or 22.7%. The Company’s increased net income for the twelve months ended December 31, 2002 was primarily attributable to increased revenues associated with an increase in services performed on projects for which the Company was contracted, offset, in part, by the costs associated with the integration of Intelligent Imaging, the increased staffing levels necessary to perform the contracted services, and the income tax provision of $288,935 for the twelve months ended December 31, 2002 as compared to the income tax benefit of $322,000 for the twelve months ended December 31, 2001.

The decrease in net income as a percentage of total revenues to 5.6% for the twelve months ended December 31, 2002 from 7.4% for the twelve months ended December 31, 2001 is primarily due to the $322,000 income tax benefit included in the twelve months ended December 31, 2001.

Three months ended December 31, 2001 and 2000

	Three Months Ended December 31, 2001	% of Total Revenue	Three Months Ended December 31, 2000	% of Total Revenue	$ Change	% Change
Service revenues	$3,322,244	81.7%	$1,775,140	78.9%	$1,547,104	87.2%
Reimbursement revenues	$745,649	18.3%	$473,590	21.1%	$272,059	57.4%

Total revenues	$4,067,893	100.0%	$2,248,730	100.0%	$1,819,163	80.9%

Cost of revenues	$3,020,651	74.3%	$1,456,823	64.8%	$1,563,828	107.3%
General and admin expenses	$560,100	13.8%	$339,016	15.1%	$221,084	65.2%
Sales and marketing expenses	$383,406	9.4%	$392,253	17.4%	$(8,847)	-2.3%

Total cost and expenses	$3,964,157	97.4%	$2,188,092	97.3%	$1,776,065	81.2%

Income from operations	$103,736	2.6%	$60,638	2.7%	$43,098	71.1%
Interest expense-net	$(21,068)	(0.5)%	$(7,929)	(0.4)%	$(13,139)	165.7%

Income before income tax	$82,668	2.0%	$52,709	2.3%	$29,959	56.8%

Income tax (provision) benefit	$(20,000)	(0.5)%	$—	0.0%	$(20,000)	—

Net income	$62,668	1.5%	$52,709	2.3%	$9,959	18.9%

Service revenues for the three months ended December 31, 2001 and 2000 were $3,322,244 and $1,775,140, respectively, an increase of $1,547,104 or 87.2%. The increase in service revenues was a result of service revenue from projects assumed in the acquisition of Intelligent Imaging of approximately $953,000 and an increase in projects and clients from the Company’s increasing market share.

Service revenues were generated from 48 clients encompassing 98 distinct projects for the three months ended December 31, 2001, of which 7 new clients encompassing 18 distinct projects were from the Intelligent Imaging Acquisition. This compares to 36 clients encompassing 66 distinct projects for the three months ended December 31, 2000. One client encompassing 2 projects represented approximately 23.3% of the Company’s service revenues for the three months ended December 31, 2001, while for the comparable period last year, two clients encompassing 5 projects represented approximately 38.7% of the Company’s service revenues. No other customers accounted for more than 10% of service revenues in each of the three month periods ended December 31, 2001 and 2000. The Company’s scope of work in both periods included primarily medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues for the three months ended December 31, 2001 and 2000 were $745,649 and $473,590, respectively, an increase of $272,059 or 57.4%. Reimbursement revenues consists of pass-through costs reimbursed by the customer. As required, the Company adopted the guidance of recently issued accounting pronouncement EITF 01-14, effective January 1, 2002, and, accordingly, has reclassified reimbursed pass-through costs as part of revenues. The increase in the three months ended December 31, 2001 from the three months ended December 31, 2000 resulted from an increase in projects and the associated reimbursed costs.

Cost of revenues for the three months ended December 31, 2001 and December 31, 2000 were comprised of professional salaries and benefits and allocated overhead. Cost of revenues for the three months ended December 31, 2001 and December 31, 2000 were $3,020,651 and $1,456,823, respectively, an increase of $1,563,828 or 107.3%. This increase was primarily attributable to personnel and facilities assumed as part of the acquisition of Intelligent Imaging, along with an increase in staffing levels required for project related tasks for the three months ended December 31, 2001. The Company anticipates utilizing the excess Intelligent Imaging resource capacity to fulfill current and anticipated projects.

The increase in the cost of revenues as a percentage of total revenues to 74.3% for the three months ended December 31, 2001 from 64.8% for the three months ended December 31, 2000 was primarily due to costs associated with the integration of Intelligent Imaging. In addition, the inclusion of reimbursable pass-through costs in revenues has added to this percentage increase since reimbursable revenues along with the associated reimbursable pass-through costs have increased in proportion to the Company’s number of projects and service revenues. The cost of revenues as a percentage of total revenues may fluctuate based on the utilization of staff and the mix of services provided by the Company.

General and administrative expenses in each of the three months ended December 31, 2001 and three months ended December 31, 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $560,100 and $339,016 for the three months ended December 31, 2001 and 2000, respectively, an increase of $221,084, or 65.2%. The increase was primarily attributable to an increase in corporate insurance and professional services associated with general corporate matters resulting from the acquisition of Intelligent Imaging.

The decrease in general and administrative expenses as a percentage of total revenues to 13.8% for the three months ended December 31, 2001 from 15.1% for the three months ended December 31, 2000 is primarily due to the Company’s increase in total revenues with a lesser increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

Sales and marketing expenses in each of the three months ended December 31, 2001 and December 31, 2000 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. Sales and marketing expenses were $383,406 in the three months ended December 31, 2001 and $392,253 in the three months ended December 31, 2000. The decrease during the three months ended December 31, 2001 of $8,847, or 2.3%, from the three months ended December 31, 2000, resulted primarily from decreased expenses associated with marketing efforts, offset in part by additional personnel assumed in the acquisition of Intelligent Imaging.

The decrease in sales and marketing expenses as a percentage of total revenues to 9.4% for the three months ended December 31, 2001 from 17.4% for the three months ended December 31, 2000 is primarily due to the Company’s increase in total revenues with a lower increase in sales and marketing costs associated with professional salaries and benefits.

Total cost and expenses in each of the three months ended December 31, 2001 and three months ended December 31, 2000 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses. The Company’s cost and expenses were $3,964,157 in the three months ended December 31, 2001 and $2,188,092 in the three months ended December 31, 2000. This increase of $1,776,065, or 81.2%, was due primarily to an increase in personnel resulting from the acquisition of Intelligent Imaging, along with an increase in professional services associated with general corporate matters.

Total cost and expenses as a percentage of total revenues for the three months ended December 31, 2001 of 97.4% from the three months ended December 31, 2000 of 97.3% did not change significantly due to the increase in cost of revenues as a percentage of total revenues offset by the decreases in general and administrative expenses and sales and marketing expenses as a percentage of total revenues.

Net interest expense for the three months ended December 31, 2001 and 2000 was $21,068 and $7,929, respectively, an increase of $13,139 or 165.7%. This increase is primarily due to interest expense incurred on the Note. Net interest expense for the three months ended December 31, 2000 resulted from interest expense incurred on equipment lease obligations. Net interest expense for the three months ended December 31, 2001 resulted from interest expense incurred on both the Note and equipment lease obligations.

Income before income tax for the three months ended December 31, 2001 and 2000 was $82,668 and $52,709, respectively, an increase of $29,959 or 56.8%. The Company’s income before income tax for the three months ended December 31, 2002 was primarily attributable to increased revenues associated with an increase in the number of projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of Intelligent Imaging.

Income before income tax as a percentage of total revenues for the three months ended December 31, 2001 of 2.0% from the three months ended December 31, 2000 of 2.3% did not change significantly due to the increase in cost of revenues as a percentage of total revenues offset by the decreases in general and administrative expenses and sales and marketing expenses as a percentage of total revenues.

The Company’s income tax provision of $20,000 relates to estimated state income taxes. The Company has no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the three months ended December 31, 2001, the federal income tax provision has been offset by a reduction in the Company’s valuation allowance. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of December 31, 2001, will be realized in the future.

The Company’s net income for the three months ended December 31, 2001 was $62,668, while the Company had net income of $52,709 in the three months ended December 31, 2000. The increase in the Company’s net income for the three months ended December 31, 2001 was attributable primarily to increased revenues associated with an increase in the number of clients and projects for which the Company was engaged to perform services, offset, in part, by the costs associated with the integration of the acquisition of Intelligent Imaging.

The decrease in net income as a percentage of total revenues to 1.5% for the three months ended December 31, 2001 from 2.3% for the three months ended December 31, 2000 was primarily due to the $20,000 income tax provision included in the three months ended December 31, 2001.

Liquidity and Capital Resources

For the Twelve Months Ended December 31, 2002
Net cash provided by operating activities	$3,502,950
Net cash used in investing activities	$991,979
Net cash used in financing activities	$447,415

At December 31, 2002, the Company had cash and cash equivalents of $2,563,266. Working capital at December 31, 2002 was $1,379,978.

Net cash provided by operating activities for the twelve months ended December 31, 2002 includes net income of $1,139,837, an adjustment to reflect $738,440 of non-cash depreciation and amortization charges and reflects the impact of changes in certain of the assets and liabilities of the Company, such as, increases of $1,552,688 in deferred revenue and $918,994 in accrued expenses and other current liabilities, offset by an increase in accounts receivable of $480,615 and other assets of $349,714.

Net cash used in investing activities represents the Company’s investment in capital and leasehold improvements. The Company currently anticipates that capital expenditures for the next fiscal year will approximate $800,000. These expenditures represent additional upgrades in the Company’s networking, data storage and core laboratory capabilities along with similar capital requirements for its European operations.

Net cash used in financing activities is primarily due to payments under the Note and equipment lease obligations offset by proceeds received from the exercise of stock options.

The following table lists the Company’s cash contractual obligations as of December 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Lease Obligations	$1,131,259	$418,538	$712,721	—	—

Promissory Note	$833,332	$166,668	$666,664	—	—

Facility Rent Operating Leases	$5,351,433	$808,028	$2,114,561	$1,365,650	$1,063,194

Total Contractual Cash Obligations	$7,316,024	$1,393,234	$3,493,946	$1,365,650	$1,063,194

On April 30, 2002, the Company entered into an agreement with Wachovia Bank, National Association (“Wachovia”), for a committed line of credit up to $1,000,000, collateralized by the Company’s assets. Interest is payable at Wachovia’s Prime Rate plus 0.5%. The agreement requires the Company, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually. At December 31, 2002, the Company was in compliance with the debt service coverage ratio. The committed line of credit matures May 31, 2003 and may be renewed on an annual basis. At December 31, 2002, the Company had no borrowings under the committed line of credit.

In connection with the acquisition of Intelligent Imaging, as of February 1, 2002, the Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company’s Common Stock. The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the LIBOR Rate as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. During the twelve months ended December 31, 2002, the Company paid $166,668 in principal under the Note and $53,300 in interest.

The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At December 31, 2002, the Note would have been convertible into approximately 497,534 shares of the Company’s Common Stock. This was calculated by dividing the unpaid principal balance ($833,332 as of December 31, 2002) plus accrued interest (approximately $7,500 as of December 31, 2002), totaling $840,833, by $1.69 (75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to December 31, 2002). At February 28, 2003, the Note would have been convertible into approximately 326,726 share of the Company’s Common Stock. This was calculated by dividing the unpaid principal balance ($791,665 at February 28, 2003) plus accrued interest (approximately $3,750 as of February 28, 2003), totaling $795,415, by $2.43 (75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to February 28, 2003).

On February 18, 2003, the Company paid Quintiles 188,549 shares of Common Stock as additional consideration for the acquisition of Intelligent Imaging because certain financial results were achieved. The Company had recorded a long-term liability of $567,722 for the additional consideration at December 31, 2002. Accordingly, this additional consideration in Common Stock, of $567,722, was reclassified from long-term liability to stockholders’ equity.

The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future.

The Company anticipates that its cash and cash equivalents, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that the Company’s operating results will continue to achieve profitability on an annual basis in the near future. The risks associated with: (i) the integration of Intelligent Imaging into the Company; (ii) the Company’s ability to gain new client contracts; (iii) the variability of the timing of payments on existing client contracts and; (iv) other changes in the Company’s operating assets and liabilities, may have a material adverse affect on the Company’s future liquidity. In connection therewith, the Company may need to raise additional capital in the foreseeable future from equity or debt sources in order to: (i) implement its business, sales or marketing plans; (ii) take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services); (iii) react to unforeseen difficulties (such as the decrease in the demand for the Company’s services or the timing of revenues due to a variety of factors previously discussed); or (iv) otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

The Company’s 2003 operating plan contains assumptions regarding revenue and expenses. The achievement of the operating plan depends heavily on the timing of work performed by the Company on existing projects and the ability of the Company to gain and perform work on new projects. Project cancellation, or delays in the timing of work performed by the Company on existing projects or the inability of the Company to gain and perform work on new projects could have an adverse impact on the Company’s ability to execute its operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, the Company’s management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy its operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

Critical Accounting Policies, Estimates and Risks

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements includes a summary of significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition.    Service revenues are recognized over the contractual term of the Company’s customer contracts using the percentage-of-completion method, which is based on costs incurred as a percentage of total estimated costs. Service revenues are first recognized when the Company has a signed contract from a customer which: (i) contains fixed or determinable fees; and (ii) collectability of such fees is reasonably assured. Any change to recognized service revenue as a result of revisions to estimated total costs are recognized in the period the estimate changes. The Company’s revenue recognition policy entails a number of estimates including an estimate of the total costs that are expected to be incurred on a project, which is used as the basis for determining the portion of the Company’s revenue to be recognized for each period. The revenue recognized this period might have been materially affected if different assumptions or conditions prevailed. The timing of the Company’s recognition of revenue would be revised if there were changes in the total estimated costs (other than scope changes in a project which typically result in a revision to the contract). The Company reviews its total estimated costs monthly.

The Company also incurs direct costs at the outset of a customer service arrangement prior to receiving a final signed contract. Accordingly, the Company defers these costs and delays the recording of any revenue until the contract is executed. If a customer does not execute the contract, the Company would immediately expense the deferred costs, which would reduce net income in the period that the customer terminated the relationship, offset by any service revenue associated with these costs.

Allowance for Doubtful Accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would reduce the net income of the Company in the period that the Company determines that the additional allowances are needed.

Income Taxes.    The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, the Company has considered its future taxable income and on-going prudent and feasible tax planning strategies. In the event that the Company were to determine that, in the future, it would be able to realize its deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should the Company determine that it is more likely than not that it will be unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made.

New Accounting Requirements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company will adopt SFAS No. 143 on January 1, 2003 and does not believe that the impact of adoption will have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. The Company will adopt SFAS No. 145 on January 1, 2003 and does not believe that the impact of adoption will have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, “Employer’s Accounting for Post-employment Benefits,” and asset impairments governed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company will adopt SFAS No. 146 on January 1, 2003 and does not believe that the impact of adoption will have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with employee stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions as of December 31, 2002 and the interim disclosure provisions will be adopted during the first quarter of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2002 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management is currently assessing the impact of the new standard on the Company’s financial statements.

Existing Contracts

During fiscal 2002, the Company signed approximately $26,600,000 in new project contracts as compared to approximately $16,100,000 for the same period in the prior year. As of December 31, 2002, the Company had entered into agreements with 50 companies, encompassing 108 projects, to provide services in the aggregate amount of approximately $56,809,000 through February 2009, of which services valued at approximately $36,500,000 remain to be completed. Such contracts are subject to termination by the Company or its clients at any time or for any reason. In addition, clients’ clinical trials or other projects are subject to timing and scope changes. Therefore, future revenue generated by the Company may not equal initial contract values.

Currency Risk

Two of the Company’s contracts are denominated in foreign currency. The Company believes that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on the Company’s financial condition or results of operations.

Item 7.    Financial Statements.

The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at “Item 13. Exhibits, List, and Reports on Form 8-K.”

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 15, 2002, the Company determined to dismiss its independent auditors, Arthur Andersen LLP (“Arthur Andersen”) and to engage the services of PricewaterhouseCoopers LLP (“PwC”) as its new independent auditors. The change in auditors was effective on April 15, 2002. This determination followed the Company’s decision to seek proposals from independent accountants to audit the financial statements of the Company, and was approved by the Company’s Board of Directors upon the recommendation of its audit committee. PwC audited the financial statements of the Company for the fiscal year ending December 31, 2002, and for the transition period from October 1, 2001 to December 31, 2001.

During the two most recent fiscal years of the Company ended September 30, 2001, and the subsequent interim period through April 15, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports. Arthur Andersen’s prior audit report on the Company’s financial statements for each of the two most recent fiscal years in the period ended September 30, 2001 contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years of the Company ended September 30, 2001, and the subsequent interim period through April 15, 2002, the Company did not consult with PwC regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information relating to the Company’s directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 10.    Executive Compensation.

The discussion under the heading “Executive Compensation” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.    Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.    Exhibits, List, and Reports on Form 8-K.

(a)    (1)    Financial Statements.

Reference is made to the Index to Financial Statements on Page F-1.

(a)    (2)    Financial Statement Schedules.

None.

(a)    (3)    Exhibits.

Reference is made to the Index to Exhibits on Page 22.

(b)    Reports on Form 8-K.

Report on Form 8-K filed on February 20, 2003 (reporting audited financial statement for the fiscal year ended December 31, 2002 in connection with the Company’s application for listing on the American Stock Exchange)

Report on Form 8-K filed on February 21, 2003 (reporting that the Company’s Common Stock will begin trading on the American Stock Exchange on February 25, 2003)

Item 14.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s president and chief executive officer (principal executive officer) and the Company’s chief financial officer (principal accounting and financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 2003.

BIO-IMAGING TECHNOLOGIES, INC.

By:	/s/ MARK L. WEINSTEIN
Mark L. Weinstein President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK L. WEINSTEIN Mark L. Weinstein	President and Chief Executive Officer (principal executive officer)	March 28, 2003

/s/ TED KAMINER Ted Kaminer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 28, 2003

/s/ JAMES BANNON James Bannon	Director	March 28, 2003

/s/ JEFFREY H. BERG, PH.D. Jeffrey H. Berg, Ph.D.	Director	March 28, 2003

/s/ DAVID E. NOWICKI, D.M.D. David E. Nowicki, D.M.D	Chairman of the Board and Director	March 28, 2003

/s/ ALLAN RUBENSTEIN, M.D. Allan Rubenstein, M.D.	Director	March 28, 2003

/s/ DAVID STACK David Stack	Director	March 28, 2003

/s/ JAMES A. TAYLOR, PH.D. James A. Taylor, Ph.D.	Director	March 28, 2003

/s/ PAULA BROWN STAFFORD Paula Brown Stafford	Director	March 28, 2003

CERTIFICATION

I, Mark L. Weinstein, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bio-Imaging Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By:	/s/ MARK L. WEINSTEIN
Mark L. Weinstein President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Ted Kaminer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bio-Imaging Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By:	/s/ TED KAMINER
Ted Kaminer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1

Asset Purchase Agreement dated October 25, 2001, by and between the Company and Quintiles, Inc. (“Quintiles”). (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 25, 2001.)

3.1

Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.) (Amendments incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 and to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995.)

3.2		Amended and Restated By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2001.)

4.1		Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

4.2

Registration Agreement, dated October 13, 1994, between the Company and Corning Pharmaceuticals Services Inc., now Covance, Inc. (“Covance”). (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 13, 1994.)

4.3

Registration Rights Agreement, dated as of October 25, 2001, by and between the Company and Quintiles, Inc. (Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K/A dated October 25, 2001)

4.4		Promissory note, dated October 25, 2001, made by the Company payable to Quintiles. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 25, 2001.)

4.5

Promissory Note for $1,000,000, dated April 30, 2002, made by the Company in favor of Wachovia Bank, National Association. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-QSB for the quarter ended March 31, 2002.)

10.1

Lease between the Plymouth Woods and the Company dated December 1997 as amended on February 25, 1999. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended September 30, 2001.)

10.2	*	2002 Stock Incentive Plan, adopted by the stockholders of the Company on February 27, 2002. (Incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 dated April 2, 2002.)

10.3	*	401(k) Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 33-47471) which became effective on June 18, 1992.)

10.4

Form of Employee’s Invention Assignment, Confidential Information and Non-Competition Agreement. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992.)

10.5		Stock Purchase Agreement dated October 13, 1994 between the Company and Covance. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 13, 1994.)

10.6	*

Invention Assignment and Confidential Information Agreement dated January 20, 2000, by and between the Company and Mark L. Weinstein. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.)

10.7	*

Employment Agreement, dated February 1, 2002, by and between the Company and Mark L. Weinstein (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.)

Exhibit No.		Description of Exhibit

10.8

Loan Agreement, dated April 30, 2002, by and between the Company and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.)

10.9

Security Agreement, dated April 30, 2002, made by the Company in favor of Wachovia Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.)

10.10

First Modification of Office Space Lease between 826 Newtown Associates, LP and the Company dated January 11, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.)

10.11

Office Space Lease dated September 22, 1999 between Yardley Road Associates, L.P. and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.)

10.12

Office Space Lease dated September 11, 2000 between Angelo Investment Company and the Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on 10-KSB for the fiscal year ended September 30, 2000.)

21		List of Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.)

23.1	†	Consent of PricewaterhouseCoopers LLP.

99.1	†	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

99.2	†	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.
†	Included herewith.

(b)    Financial Statement Schedules.

None.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONTENTS

Page
Report of Independent Public Accountants	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-4

Consolidated Statements of Income for the year ended December 31, 2002, the three month period ended December 31, 2001 and the year ended September 30, 2001	F-5

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2002, the three month period ended December 31, 2001 and the year ended September 30, 2001	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2002, the three month period ended December 31, 2001 and the year ended September 30, 2001	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT ACCOUNTANTS

To the board of directors and stockholders’

of Bio-Imaging Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and the three months ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements for the year ended September 30, 2001, prior to the revision described in Note 2, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated October 31, 2001.

As discussed above, the Company’s consolidated financial statements for the year ended September 30, 2001 were audited by other independent accountants who have ceased operations. As described in Note 2, those financial statements have been revised. We audited the adjustment described in Note 2 that was applied to revise the September 30, 2001 financial statement. In our opinion, such adjustment is appropriate and has been properly applied. However, we were not engaged to audit, review or apply any procedures to the September 30, 2001 financial statements of the Company other than with respect to such adjustment and, accordingly, we do not express an opinion or any other form of assurance on the September 30, 2001 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

January 31, 2003, except for Note 2

for which the date is March 6, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-KSB) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

AS DISCUSSED IN NOTE 2, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND THE YEAR ENDED SEPTEMBER 30, 2001 TO INCLUDE ALL REIMBURSEMENTS RECEIVED FOR OUT-OF-POCKET EXPENSES INCURRED AS REVENUE IN THE INCOME STATEMENT FOR ALL PERIODS PRESENTED. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2001 WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Bio-Imaging Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Bio-Imaging Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Princeton, New Jersey

October 31, 2001

*	The consolidated financial statements for the year ended September 30, 2000 are not required to be presented in the 2002 annual report.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$2,563,266	$499,710
Accounts receivable, net of allowance for doubtful accounts of $65,000 in 2002 and 2001	3,927,770	3,447,155
Prepaid expenses and other current assets	398,523	274,313
Deferred income taxes	364,319	417,000

Total current assets	7,253,878	4,638,178
Property and equipment, net	3,611,299	2,111,360
Other assets	575,238	225,524

Total Assets	$11,440,415	$6,975,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$659,906	$605,057
Accrued expenses and other current liabilities	1,364,128	445,134
Deferred revenue	3,264,660	1,711,972
Current maturities of long-term debt and capital lease obligations	585,206	343,201

Total current liabilities	5,873,900	3,105,364
Long-term debt and capital lease obligations	1,379,385	923,205
Other liability	567,722	585,500

Total liabilities	7,821,007	4,614,069

Stockholders’ Equity:
Common stock—$.00025 par value; authorized 18,000,000 shares, issued and outstanding 8,427,653 shares at December 31, 2002 and 8,278,141 shares at December 31, 2001	2,107	2,070
Additional paid-in capital	9,405,412	9,286,871
Accumulated deficit	(5,788,111)	(6,927,948)

Stockholders’ equity	3,619,408	2,360,993

Total Liabilities and Stockholders’ Equity	$11,440,415	$6,975,062

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31, 2002	For the three months ended December 31, 2001	For the year ended September 30, 2001
Service revenues	$17,189,762	$3,322,244	$8,754,817
Reimbursement revenues	3,278,319	745,649	1,995,412

Total revenues	20,468,081	4,067,893	10,750,229

Cost and expenses:
Cost of revenues	14,089,801	3,020,651	6,802,390
General and administrative expenses	3,098,388	560,100	1,596,918
Sales and marketing expenses	1,728,945	383,406	1,740,956

Total cost and expenses	18,917,134	3,964,157	10,140,264

Income from operations	1,550,947	103,736	609,965
Interest expense—net	122,175	21,068	32,765

Income before income tax	1,428,772	82,668	577,200
Income tax (provision) benefit	(288,935)	(20,000)	342,000

Net Income	$1,139,837	$62,668	$919,200
Dividends on preferred stock	$—	$—	$10,000

Net income applicable to common stock	$1,139,837	$62,668	$909,200

Basic earnings per common share	$0.14	$0.01	$0.11

Weighted average number of common shares	8,361,105	8,259,420	8,108,043

Diluted earnings per common share	$0.12	$0.01	$0.11

Weighted average number of common shares and dilutive common equivalent shares	9,827,877	9,488,636	8,309,000

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2000	416,667	$104	7,773,878	$1,944	$9,231,497	$(7,899,816)	$1,333,729
Preferred stock conversion	(416,667)	(104)	416,667	104	—	—	—
Stock options exercised	—	—	2,000	1	1,260	—	1,261
Warrants exercised	—	—	66,667	16	41,983	—	41,999
Dividends on preferred stock	—	—	—	—	—	(10,000)	(10,000)
Net income	—	—	—	—	—	919,200	919,200

Balance at September 30, 2001	—	—	8,259,212	2,065	9,274,740	(6,990,616)	2,286,189
Stock options exercised	—	—	18,929	5	12,131	—	12,136
Net income	—	—	—	—	—	62,668	62,668

Balance at December 31, 2001	—	—	8,278,141	2,070	9,286,871	(6,927,948)	2,360,993
Stock options exercised	—	—	149,512	37	118,541	—	118,578
Net income	—	—	—	—	—	1,139,837	1,139,837

Balance at December 31, 2002	—	$—	8,427,653	$2,107	$9,405,412	$(5,788,111)	$3,619,408

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended 31-Dec-02	3 mos ended 31-Dec-01	For the year ended 30-Sep-01
Cash flows from operating activities:
Net income	$1,139,837	$62,668	$919,200
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	738,440	182,311	566,693
Deferred income tax provision (benefit)	52,681	—	(417,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(480,615)	349,156	(992,123)
(Increase) decrease in prepaid expenses and other current assets	(124,210)	(38,601)	24,763
(Increase) decrease in other assets	(349,714)	(9,087)	7,647
Increase in accounts payable	54,849	223,717	15,464
Increase (decrease) in accrued expenses and other current liabilities	918,994	(150,093)	236,203
Increase (decrease) in deferred revenue	1,552,688	(367,341)	111,871

Net cash provided by operating activities	3,502,950	252,730	472,718

Cash flows from investing activities:
Purchases of property and equipment	(991,979)	(191,516)	(267,413)

Net cash used in investing activities	(991,979)	(191,516)	(267,413)

Cash flows from financing activities:
Payments under equipment lease obligations	(399,325)	(118,985)	(343,810)
Payments under promissory note	(166,668)	—	—
Dividends paid to preferred stockholders	—	—	(20,000)
Proceeds from exercise of stock options and warrants	118,578	12,136	43,260
Proceeds from notes payable	—	—	169,542

Net cash used in financing activities	(447,415)	(106,849)	(151,008)

Net increase (decrease) in cash and cash equivalents	2,063,556	(45,635)	54,297
Cash and cash equivalents at beginning of period	499,710	545,345	491,048

Cash and cash equivalents at end of period	$2,563,266	$499,710	$545,345

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$125,962	$8,314	$40,417
Cash period during the period for income taxes	$67,000	$95,000	$—

Supplemental schedule of noncash investing and financing activities:
Convertible promissory note issued and contingent liability incurred in connection with acquisition	$—	$1,585,499	$—
Equipment purchased under capital lease obligations	$1,246,400	$60,728	$183,997
Preferred stock conversion	$—	$—	$104

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principal Business Activity and Significant Accounting Policies

Description of Business

Bio-Imaging Technologies, Inc. and Subsidiaries (“Bio-Imaging” or the “Company”) is a pharmaceutical contract service organization, operating in one business segment, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography (“CT”), magnetic resonance imaging (“MRI”), x-rays, dual energy x-ray absorptiometry (“DEXA”), position emission tomography single photon emission computerized tomography (“PET SPECT”) and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.

Acquisition

On October 1, 2001, the Company acquired effective control of the Intelligent Imaging™ business unit (“Intelligent Imaging”) of Quintiles, Inc., a North Carolina corporation (“Quintiles”), and a wholly-owned subsidiary of Quintiles Transnational Corporation (the “Intelligent Imaging Acquisition”). The Intelligent Imaging Acquisition closed on October 25, 2001. All Intelligent Imaging personnel at the time of the Intelligent Imaging Acquisition became employed by the Company and all of the clinical projects, which were handled by Intelligent Imaging, are now being managed by the Company.

Prior to the acquisition, Intelligent Imaging competed with the Company in providing digital medical imaging services for clinical trials in the health care industry. In the Intelligent Imaging Acquisition, the Company acquired substantially all of the assets and assumed certain liabilities of Intelligent Imaging.

The assets acquired primarily included Intelligent Imaging’s accounts receivable and equipment. In consideration for the assets purchased, the Company issued an uncollaterized, subordinated convertible promissory note, dated as of October 25, 2001, in the principal amount of $1,000,000 (the “Note”). The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the Three-Month London Interbank Offering Rate (the “LIBOR Rate”) as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year.

The Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company’s common stock, $0.00025 par value per share (the “Common Stock”). The Company has recorded $166,667 as a current liability, representing the February 1, 2003, May 1, 2003, August 1, 2003 and November 1, 2003, quarterly installments of principal.

The Note is convertible by Quintiles at any time prior to maturity into shares of the Company’s Common Stock. The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At December 31, 2002, the Note would have been convertible into approximately 497,534 shares of the Company’s Common Stock. This was calculated by dividing the unpaid principal balance ($833,332 as of December 31, 2002) plus accrued interest (approximately $7,500 as of December 31, 2002), totaling $840,833, by $1.69 (75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to December 31, 2002).

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Asset Purchase Agreement requires the Company to make an additional payment if the Company achieves certain results subsequent to the acquisition (the “Earnout”). The Company must satisfy this obligation in shares of its Common Stock. At December 31, 2002 the Company has recorded a liability of $567,722, representing the fair value of the stock the Company must issue on February 15, 2003 to satisfy the Earnout (Note 14).

Change in Year End

On November 6, 2001, the Company’s Board of Directors approved a change in the fiscal year-end of Bio-Imaging from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (“Transition Period”) preceded the start of the 2002 fiscal year. Accordingly, the accompanying consolidated statements of income, stockholders’ equity and cash flows are presented for the year ended December 31, 2002, the three-month period ended December 31, 2001 and the year ended September 30, 2001.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxford Bio-Imaging Research, Inc. and Bio-Imaging Technologies Holding B.V. All intercompany transactions and balances have been eliminated.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and capital lease obligations approximates fair value.

Cash and Cash Equivalents

The Company maintains cash in excess of FDIC insurance limits in certain financial institutions. The Company considers cash equivalents to be highly liquid investments with a maturity at the time of purchase of three months or less.

Revenue Recognition

Service revenues are recognized over the contractual term of the Company’s customer contracts using the percentage-of-completion method, which is based on costs incurred as a percentage of total estimated costs. Service revenues are first recognized when the Company has a signed contract from a customer which: (i) contains fixed or determinable fees; and (ii) collectability of such fees is reasonably assured. Any change to

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized service revenue as a result of revisions to estimated total costs are recognized in the period the estimate changes.

The Company’s revenue recognition policy entails a number of estimates including an estimate of the total costs that are expected to be incurred on a project, which is used as the basis for determining the portion of the Company’s revenue to be recognized for each period. The revenue recognized in any period might have been materially affected if different assumptions or conditions prevailed. The timing of the Company’s recognition of revenue would be revised if there were changes in the total estimated costs (other than scope changes in a project which typically result in a revision to the contract). The Company reviews its total estimated costs monthly.

The Company also incurs direct costs at the outset of a customer service arrangement prior to receiving a final signed contract. Accordingly, the Company defers these costs and delays the recording of any revenue until the contract is executed. If a customer does not execute the contract, the Company would have to immediately expense the deferred costs, which would reduce net income in the period that the customer terminated the relationship, offset by any service revenue associated with these costs.

Unbilled services represent revenue recognized which pursuant to contractual terms have not yet been billed to the client. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable within one year from the respective balance sheet date. Accounts receivable include approximately $894,000 and $1,579,000 of unbilled receivables at December 31, 2002 and 2001, respectively. Deferred revenue is recorded for cash received from clients for services that have not yet been provided at the respective balance sheet date.

Property and Equipment

Property and equipment is initially recorded at historical cost and depreciated over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the lesser of the related lease term, or the useful lives of the related assets. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the statements of income.

Management periodically evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. If these factors indicate that the carrying value of a long lived asset exceeds the net realizable value, we will record an impairment and reduce the carrying value of the asset to the net realizable value. Since judgment is involved in determining the net realizable value of long-lived assets, there is risk that the carrying value of our long-lived assets may be overstated or understated.

Capitalized Software Development

The Company capitalizes development costs for a software project once the preliminary project stage is completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. The Company capitalized software development costs of approximately $437,000 for the year ended December 31, 2002, $88,000 for the three months ended December 31, 2001 and $123,000 for the

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended September 30, 2001. Capitalized software development costs are included as a component of property and equipment.

Long Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company adopted SFAS No. 144 beginning January 1, 2002. The Company does not believe that any such impairment has occurred.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which utilizes the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates. A valuation allowance is provided against the carrying value of deferred tax assets when management believes it is more likely than not that the deferred tax assets will not be realized.

Foreign Currency Translation

The U.S. Dollar is the functional currency for the Company’s foreign subsidiaries.

Earnings Per Share

SFAS No. 128 “Earnings per Share” requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share are calculated by dividing the net income available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding, adjusted for the effect of potentially dillutive securities using the treasury stock method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 6. The company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	For the year ended December 31, 2002	For the three months ended December 31, 2001	For the year ended September 30, 2001
Net income, as reported	$1,139,837	$62,668	$909,200
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(204,477)	$(104,676)	$(251,274)

Pro forma net income	$935,360	$(42,008)	$657,926

Earnings per share:
Basic—as reported	$0.14	$0.01	$0.11
Basic—pro forma	$0.11	$(0.01)	$0.08

Diluted—as reported	$0.12	$0.01	$0.11
Diluted—pro forma	$0.10	$(0.01)	$0.08

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. The Company will adopt SFAS No. 143 on January 1, 2003 and does not believe that the impact of adoption will have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. The Company will adopt SFAS No. 145 on January 1, 2003 and does not believe that the impact of adoption will have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions. SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit arrangement governed by SFAS No. 112, “Employer’s Accounting for Post-employment Benefits,” and asset impairments governed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company will adopt SFAS No. 146 on January 1, 2003 and does not believe that the impact of adoption will have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with employee stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions as of December 31, 2002 and the interim disclosure provisions will be adopted during the first quarter of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2002 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management is currently assessing the impact of the new standard on the Company’s financial statements.

2.    Reclassifications

Effective January 1, 2002, the Company adopted the provisions of EITF 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses.” In accordance with this guidance, the Company has identified and included all reimbursements received for out-of-pocket expenses incurred as reimbursement revenue in the income statement for all periods presented, including the three months ended December 31, 2001 and the year ended September 30, 2001, which were adjusted to conform to the current year’s presentation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,		Estimated Useful Life
	2002	2001
Equipment	3,841,488	3,351,604	5 years
Equipment under capital leases	2,046,770	800,369	5 years
Furniture and fixtures	294,996	231,313	7 years
Leasehold improvements	151,111	40,006	5 years
Computer software costs	585,693	258,387	5 years

	6,920,058	4,681,679
Less accumulated depreciation and amortization	(3,308,759)	(2,570,319)

	3,611,299	2,111,360

Accumulated depreciation related to equipment acquired under capital leases amounted to approximately $725,000 and $490,000 at December 31, 2002 and 2001, respectively. The Company continues to develop software to be used in various operating functions. As of December 31, 2002, these projects remain under development, and the Company has not recorded any related amortization.

4.    Accrued Expenses

Accrued expenses at December 31, 2002 and 2001 consists of the following:

	December 31, 2002	December 31, 2001
Accrued compensation	$645,947	$397,215
Accrued income taxes	155,500	20,000
Accrued consulting fees	264,638	—
Accrued other	298,043	27,919

	$1,364,128	$445,134

5.    Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consists of equipment lease obligations and the promissory note (the “Note”) issued in connection with the Intelligent Imaging Acquisition (Note 1). The equipment lease obligations are payable in monthly installments ranging from $912 to $7,112, including interest at rates ranging from 8.0% to 11.5%, through August 2006, and are collateralized by the related equipment. In connection with the Intelligent Imaging Acquisition, beginning February 1, 2002, the Company is obligated to pay quarterly payments of principal of $41,667 under the Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Note is previously converted into the Company’s Common Stock. The Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Note equal to the LIBOR Rate as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. The Note is convertible by Quintiles at any time prior to maturity into shares of the Company’s Common Stock. The number of shares of Common Stock into which the Note may be converted is calculated by dividing the outstanding principal balance of the Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of the Company’s Common

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At December 31, 2002, the Note would have been convertible into approximately 497,534 shares of the Company’s Common Stock. This was calculated by dividing the unpaid principal balance ($833,332 as of December 31, 2002) plus accrued interest (approximately $7,500 as of December 31, 2002), totaling $840,833, by $1.69 (75% of the average closing price of the Company’s Common Stock over the ten consecutive trading days ending prior to December 31, 2002).

On April 30, 2002, the Company entered into an agreement with Wachovia Bank, National Association (“Wachovia”), for a committed line of credit up to $1,000,000, collateralized by the Company’s assets. Interest is payable at Wachovia’s Prime Rate plus 0.5%. The agreement requires the Company, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually. The committed line of credit matures May 31, 2003 and may be renewed on an annual basis. At December 31, 2002, the Company had no borrowings under the committed line of credit.

Aggregate maturities of long-term debt at December 31, 2002 are as follows:

	Capital Lease Obligations	Promissory Note	Total
2003	418,538	166,668	585,206
2004	401,624	666,664	1,068,288
2005	260,261	—	260,261
2006	50,836	—	50,836

	1,131,259	833,332	1,964,591
Less current portion	418,538	166,668	585,206

Long-term debt	712,721	666,664	1,379,385

6.    Stockholders’ Equity

In December 1991 and June 1992, the Company’s Board of Directors and stockholders, respectively, approved the adoption of the Bio-Imaging Technologies, Inc. Stock Option Plan. In January 1995 and 1997, the Company amended this plan to provide for the granting of options to key employees, directors and consultants to purchase an aggregate of not more than 1,800,000 and 2,400,000 shares, respectively, of the Company’s Common Stock. The 1991 Bio-Imaging Technologies, Inc. Stock Option Plan expired in 2001, therefore, in the first quarter of 2002, the Company’s Board of Directors and stockholders approved the adoption of the 2002 Bio-Imaging Technologies, Inc. Stock Option Plan and authorized the issuance of 950,000 shares of the Company’s Common Stock under the plan.

Each option is exercisable into one share of Common Stock. Options granted pursuant to the plan may be qualified incentive stock options, as defined in the Internal Revenue Code, or nonqualified options. The exercise price of qualified incentive stock options may not be less than the fair market value of the Company’s Common Stock at the date of grant. The term of such stock options granted under the plan shall not exceed ten years and the vesting schedule of such stock option grants varies from immediate vesting on date of grant to vesting over a period of up to five years.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions pursuant to the Company’s stock option plan for the year ended December 31, 2002, three month period ended December 31, 2001 and year ended September 30, 2001:

	Number of Options	Weighted Average Exercise Price
Options outstanding at September 30, 2000	1,412,960	$1.49
Options granted	355,500	0.78
Options exercised	(2,000)	0.63
Options cancelled	(26,250)	0.84

Options outstanding at September 30, 2001	1,740,210	1.18
Options granted	264,750	1.10
Options exercised	(18,929)	0.64
Options cancelled	—	—

Options outstanding at December 31, 2001	1,986,031	1.17
Options granted	115,000	1.17
Options exercised	(149,512)	0.79
Options cancelled	(208,312)	3.62

Options outstanding at December 31, 2002	1,743,207	$0.91

Approximately 1,442,000 and 1,324,000 options are exercisable at December 31, 2002 and 2001, respectively, at a weighted average exercise price of $0.89 and $1.30, respectively.

At December 31, 2002, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.63-$1.00	1,058,207	6.42 years	$0.72	947,482	$0.72
$1.03-$1.31	680,000	6.62 years	$1.20	494,333	$1.21
$1.85	5,000	9.86 years	$1.85	83	$1.85

$0.63-$1.85	1,743,207	6.51 years	$0.91	1,441,899	$0.89

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has elected, in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to apply the accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS 123. If the Company had elected to recognize compensation cost based on the fair value method of SFAS 123, the Company’s net income (loss) applicable to Common Stock and net income (loss) per common share for the year ended December 31, 2002, three months ended December 31, 2001 and year ended September 30, 2001 would have been the pro forma amounts indicated in the following table:

	For the year ended December 31, 2002	For the three months ended December 31, 2001	For the year ended September 30, 2001
Net income applicable to common stock-as reported	$1,139,837	$62,668	$909,200
Net income (loss) applicable to common stock-pro forma	$935,360	$(42,008)	$657,926
Net income per common share-basic-as reported	$0.14	$0.01	$0.11
Net income per common share-diluted-as reported	$0.12	$0.01	$0.11
Net income (loss) per common share-basic-pro forma	$0.11	$(0.01)	$0.08
Net income (loss) per common share-diluted-pro forma	$0.10	$(0.01)	$0.08

The weighted average fair value of options granted for the year ended December 31, 2002, three months ended December 31, 2001 and year ended September 30, 2001 was $1.17, $1.10 and $0.78, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the year ended December 31, 2002	For the three months ended December 31, 2001	For the year ended September 30, 2001
Risk-free interest rate	2.73%	4.33%	6.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	109.00%	113.00%	114.00%
Expected life in years	6.00	6.00	6.00

On January 2, 2001, the Company elected to convert 416,667 shares of its Series A Convertible Preferred Stock, $.00025 par value per share (the “Series A Stock”), held of record by Investment Partners of America, L.P. (“IPA”) into 416,667 shares of its restricted Common Stock. The shares of Common Stock issued upon conversion of the Series A Stock were issued to the designees of IPA and have certain piggy-back registration rights. The Company has satisfied any and all obligations with respect to cumulative dividends on the Series A Stock. The Company did not receive any consideration for the conversion of the Series A Stock. Subsequent to the conversion, the Company has no issued and outstanding shares of Series A Stock.

During May and June of 2001, the Company issued an aggregate of 66,667 shares of its restricted Common Stock to IPA and its affiliate in connection with the exercise of 66,667 Class C Warrants (the “Class C Warrants”) to purchase shares of Common Stock of the Company previously issued to IPA on June 26, 1996. The Class C Warrants had an exercise price equal to $.63 per share at the time of exercise, and the Company received approximately $42,000 as proceeds for the exercise of such warrants.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Earnings Per Share

The computation of basic earnings per common share and diluted earnings per common share is as follows:

	For the year ended December 31, 2002	For the three months ended December 31, 2001	For the year ended September 30, 2001
Net income—basic	1,139,837	62,668	$919,200
Dividends on preferred stock	—	—	(10,000)
Interest expense on convertible note	53,300	13,000	—

Net income—diluted	1,193,137	75,668	909,200

Denominator—basic:
Weighted average number of common shares	8,361,105	8,259,420	8,108,043

Basic earnings per common share	$0.14	$0.01	$0.11

Denominator—diluted:
Weighted average number of common shares	8,361,105	8,259,420	8,108,043
Common share equivalents of outstanding stock options	721,431	414,946	200,957
Common share equivalents related to the convertible promissory note	493,467	814,270	—
Common share equivalents related to the additional consideration from the acquisition	251,874	—	—

Weighted average number of common shares and dilutive common equivalents shares	9,827,877	9,488,636	8,309,000

Diluted earnings per common share	$0.12	$0.01	$0.11

8.    Commitments

The Company has entered into noncancelable operating leases for office facilities which expire through June 2010.

Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year Ending December 31, 2002
2003	$808,028
2004	767,021
2005	688,089
2006	659,451
2007	675,034
Thereafter	1,753,810

$5,351,433

Rent expense charged to operations for the year ended December 31, 2002, three months ended December 31, 2001 and year ended September 30, 2001 approximated $940,000, $179,000 and $429,000, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an employment contract with an officer that expires January 31, 2005. The amount due from January 1, 2003 through contract expiration under this contract is approximately $495,000. The contract provides for the granting of 30,000 restricted shares of the Common Stock on January 31, 2005.

9.    Employee Benefit Plan

On December 17, 1991, the Company adopted the Bio-Imaging Technologies, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company accrued $50,000 in matching contributions for the year ended December 31, 2002. The Company made a contribution of $12,500 for the three months ended December 31, 2001 and $50,000 for the year ended September 31, 2001.

10.    Major Customers

Revenue from one major customer, encompassing four projects, accounted for approximately 13% of service revenues for the year ended December 31, 2002. Revenue from one major customer, encompassing two projects, accounted for approximately 23% of service revenues for the three months ended December 31, 2001, and revenue from two major customers, encompassing nine projects, accounted for approximately 22% service revenues for the year ended September 30, 2001. No other customers accounted for more than 10% of service revenues.

Two customers accounted for approximately 27% of accounts receivable at December 31, 2002 and three customers accounted for approximately 38% of accounts receivable at December 31, 2001. No other customers accounted for more than 10% of accounts receivable.

11.    Income Taxes

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2002	For the three months ended December 31, 2001	For the year ended September 30, 2001
Current:
State and local	$236,254	$20,000	$75,000

	$236,254	$20,000	$75,000

Deferred:
Federal	$555,176	$119,121	$326,000
State and local	934	5,579	25,000
Foreign	(120,324)	(36,097)	—
Change in Valuation Allowance	(383,105)	(88,603)	(768,000)

	52,681	—	(417,000)

Income tax provision (benefit)	$288,935	$20,000	$(342,000)

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s reconciliation of the expected federal provision (benefit) rate to the effective income tax rate is as follows:

	For the year ended December 31, 2002	For the three months ended December 31, 2001	For the year ended September 30, 2001
Tax provision (benefit) at statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	11.0%	16.0%	11.0%
Permanent Differences	1.1%	0.0%	0.0%
Foreign losses for which no benefit is available	8.3%	43.0%	28.0%
Change in the valuation allowance (federal)	(35.2)%	(120.9)%	(132.0)%
Other	1.1%	52.1%	0.0%

Effective income tax rate	20.2%	24.2%	(59.0)%

The components of net deferred tax assets (liabilities) consist of the following:

	December 31, 2002	December 31, 2001
Deferred tax assets:
Allowance for doubtful accounts	$25,961	$26,000
Amortization of goodwill	14,159	22,000
Federal net operating loss carryforwards	1,342,079	1,878,059
Foreign net operating loss carryforwards	670,661	550,337

Total deferred tax assets	2,052,860	2,476,396

Deferred tax liabilities:
Excess of tax over book depreciation	(65,561)	(53,000)
Prepaid Expenses	(85,689)	(86,000)

Total deferred tax liabilities	(151,250)	(139,000)

Valuation Allowance	(1,537,291)	(1,920,396)

Net deferred tax assets	$364,319	$417,000

The Company has a U.S. Federal net operating loss carryforward of $3,947,291 and $5,523,703 at December 31, 2002 and December 31, 2001, respectively. These losses will expire, if unused, in the years 2006 through 2019. Due to ownership changes that have occurred, management has estimated that $2,548,912 of these losses will likely expire unused due to Internal Revenue Code Section 382 limitations. The Company has a net operating loss carryforward in its Dutch subsidiary of $1,943,945 and $1,595,179 at December 31, 2002 and December 31, 2001, respectively. Since this entity has had losses since inception, a full valuation allowance has been maintained on the Dutch net operating loss carryforward.

12.    Foreign Operations

Foreign customers accounted for approximately 6% of service revenues for the year ended December 31, 2002, 14% of service revenues for the three months ended December 31, 2001 and 4% of service revenues for the year ended September 30, 2001.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Transition Period

The following table presents certain financial information for the three months ended December 31, 2001 and 2000, respectively:

	Three Months Ended December 31,
	2001	2000
		(unaudited)
Service revenues	$3,322,244	$1,775,140
Reimbursement revenues	745,649	473,590

Total revenue	4,067,893	2,248,730

Income before income taxes	82,668	52,709
Income taxes	(20,000)	—

Net income	62,668	52,709

Earnings per common share-basic	$0.01	$0.01

Weighted average number of common shares	8,259,420	7,773,878

Earnings per common share-diluted	$0.01	$0.01

Weighted average number of common shares and dilutive common common equivalent shares	8,259,420	7,773,878

14.    Subsequent Event

On February 18, 2003, the Company satisfied its obligation to Quintiles under the Earnout through the issuance of 188,549 shares of its restricted Common Stock. At December 31, 2002, the additional consideration of $567,722 is classified on the Company’s balance sheet as a long-term liability. As a result of the Company’s issuance of the 188,549 shares of its Common Stock, the long term liability has been satisfied and the Company will reflect the issuance of the Common Stock with a $567,722 increase to stockholders’ equity. The following is a pro-forma condensed balance sheet as if the issuance of Common Stock had occurred as of December 31, 2002:

	Pro-forma Condensed Consolidated Balance Sheet at December 31, 2002	As Reported Condensed Consolidated Balance Sheet at December 31, 2002
Current assets	$7,253,878	$7,253,878
Property & equip.	3,611,299	3,611,299
Other assets	575,238	575,238

Total assets	$11,440,415	$11,440,415

Current liabilities	$5,873,900	$5,873,900
Long-term debt	1,379,385	1,947,107

Total liabilities	7,253,285	7,821,007
Stockholders’ equity	4,187,130	3,619,408

Total liabilities and Stockholders’ Equity	$11,440,415	$11,440,415