Form 10QSB
period 2003-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2003-05-14
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to _______________

Commission File No. 1-11182

BIO-IMAGING TECHNOLOGIES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	11-2872047

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

826 Newtown-Yardley Road, Newtown, Pennsylvania 18940-1721

(Address of Principal Executive Offices)

(267) 757-3000

(Issuer’s Telephone Number, Including Area Code)

          Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          State the number of shares outstanding of each of the Issuer’s classes of common stock, as of April 30, 2003:

Class	Number of Shares

Common Stock, $0.00025 par value	8,691,577

          Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

-i-

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

          References  in this Form 10-QSB to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.

          Certain information and footnote disclosures required under generally accepted accounting principles in the Unites States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect.  The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

          The results of operations for the interim periods presented in this Form 10-QSB are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,309,796	$2,563,266
Accounts receivable, net	4,023,231	3,927,770
Prepaid expenses and other current assets	498,031	398,523
Deferred income taxes	364,319	364,319

Total current assets	8,195,377	7,253,878
Property and equipment, net	3,885,498	3,611,299
Other assets	548,631	575,238

Total assets	$12,629,506	$11,440,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$906,943	$659,906
Accrued expenses and other current liabilities	1,159,132	1,364,128
Deferred revenue	4,031,502	3,264,660
Current maturities of long-term debt and capital lease obligations	629,658	585,206

Total current liabilities	6,727,235	5,873,900
Long-term debt and capital lease obligations	1,389,973	1,379,385
Other liability	—	567,722

Total liabilities	8,117,208	7,821,007

Stockholders’ equity:
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 8,674,327 shares at March 31, 2003 and 8,427,653 shares at December 31, 2002	2,169	2,107
Additional paid-in capital	10,041,678	9,405,412
Accumulated deficit	(5,531,549)	(5,788,111)

Stockholders’ equity	4,512,298	3,619,408

Total liabilities and stockholders’ equity	$12,629,506	$11,440,415

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended March 31,

	2003	2002

Service revenues	$5,096,702	$3,872,845
Reimbursement revenues	608,552	870,262

Total revenues	5,705,254	4,743,107

Cost and expenses:
Cost of revenues	3,946,893	3,397,071
General and administrative expenses	913,197	592,130
Sales and marketing expenses	451,215	416,032

Total cost and expenses	5,311,305	4,405,233

Income from operations	393,949	337,874
Interest expense - net	(27,387)	(18,633)

Income before income tax provision	366,562	319,241
Income tax provision	110,000	22,471

Net income	$256,562	$296,770

Basic earnings per common share	$0.03	$0.04

Weighted average number of common shares	8,548,655	8,292,565

Diluted earnings per common share	$0.03	$0.03

Weighted average number of common shares and dilutive common equivalent shares	10,047,858	9,904,006

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$256,562	$296,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,521	203,627
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(95,461)	23,672
Increase in prepaid expenses and other current assets	(99,508)	(118,946)
Decrease (increase) in other assets	26,607	(80,058)
Increase in accounts payable	247,037	16,173
(Decrease) increase in accrued expenses and other current liabilities	(122,915)	108,826
Increase (decrease) in deferred revenue	766,842	(128,437)

Net cash provided by operating activities	1,220,685	321,627

Cash flows from investing activities:
Purchases of property and equipment	(380,720)	(314,660)

Net cash used in investing activities	(380,720)	(314,660)

Cash flows from financing activities:
Payments under equipment lease obligations	(120,374)	(51,704)
Payments under promissory note	(41,667)	(41,667)
Proceeds from exercise of stock options	68,606	20,197

Net cash used in financing activities	(93,435)	(73,174)

Net increase (decrease) in cash and cash equivalents	746,530	(66,207)
Cash and cash equivalents at beginning of period	2,563,266	499,710

Cash and cash equivalents at end of period	$3,309,796	$433,503

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$135,000	$60,728

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

          The financial statements included in this Form 10-QSB have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

          In the opinion of management the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair presentation of our financial position as of March 31, 2003 and December 31, 2002 and the results of our operations and our cash flows for the three months ended March 31, 2003 and 2002.

          Interim results are not necessarily indicative of results for the full fiscal year.

          Service revenues are recognized over the contractual term of our customer contracts using the percentage-of-completion method based on costs incurred as a percentage of total estimated costs.  Service revenues are first recognized when we have a signed contract from the customer, with fixed or determinable fees and for which collection of such fees is reasonably assured.  Any change to recognized service revenues as a result of revisions to estimated total costs are recognized in the period the estimate changes.  Direct and incremental costs incurred at the outset of an arrangement that are directly related to a customer contract are deferred, so long as their recoverability from that contract is probable.  Deferred costs are expensed upon recognition of revenue associated with the contract.

Note 2 - Earnings Per Share:

          Basic earnings per common share for the three months ended March 31, 2003 and 2002 was calculated based upon net income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period.  Diluted earnings per share for the three months ended March 31, 2003 and 2002 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

          The computation of basic earnings per common share and diluted earnings per common share were as follows:

	Three Months Ended March 31,

	2003	2002

Net income – basic	$256,562	$296,770
Interest expense on convertible note	16,637	19,602

Net income – diluted	$273,199	$316,372

Denominator – basic:
Weighted average number of common shares	8,548,655	8,292,565
Basic earnings per common share	$0.03	$0.04

Denominator – diluted:
Weighted average number of common shares	8,548,655	8,292,565
Common share equivalents of outstanding stock options	1,208,457	551,300
Common share equivalents related to the convertible promissory note	290,746	1,060,141

Weighted average number of common shares and dilutive common equivalent shares	10,047,858	9,904,006

Diluted earnings per common share	$0.03	$0.03

          As of March 31 2002, 332,000stock options have been excluded from the calculation of diluted earnings per common share as they are antidilutive.  As of March 31, 2003, there were no stock options that were excluded from the calculation of diluted earnings per common share as they are all dilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 – Stock-Based Compensation:

          At March 31, 2003, we have one stock-based employee compensation plan.  We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.”  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, to account for stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$256,562	$296,770
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	$77,567	$51,119

Pro forma net income	$178,995	$245,651

Earnings per share:
Basic-as reported	$0.03	$0.04
Basic-pro forma	$0.02	$0.03
Diluted-as reported	$0.03	$0.03
Diluted-pro forma	$0.02	$0.02

Note 4 - Long-term Debt:

          On April 30, 2002, we entered into an agreement with Wachovia Bank, National Association, for a committed line of credit up to $1,000,000, collateralized by our assets.  Interest is payable at Wachovia Bank’s prime rate plus 0.5%.  The agreement requires us, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually.  The committed line of credit matures May 31, 2003 and may be renewed on an annual basis.  At

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

March 31, 2003, we had no borrowings under the committed line of credit.  (See Note 8 Subsequent Event).

          On October 1, 2001, we acquired effective control of the Intelligent Imaging™ business unit of Quintiles, Inc., a North Carolina corporation, referred to as Quintiles, and a wholly-owned subsidiary of Quintiles Transnational Corporation.  The acquisition of Intelligent Imaging closed on October 25, 2001.  In connection with the acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under a note, referred to as the Intelligent Imaging Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Intelligent Imaging Note is previously converted into our common stock.  The Intelligent Imaging Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Intelligent Imaging Note equal to the three-month LIBOR (London Interbank Offering Rate) as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year.  We have recorded $166,667 as a current liability, representing the May 1, 2003, August 1, 2003, November 1, 2003 and February 1, 2004, quarterly installments of principal.

          The number of shares of our common stock into which the Intelligent Imaging Note may be converted is calculated by dividing the outstanding principal balance of the Intelligent Imaging Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of our common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share.  At March 31, 2003, the Intelligent Imaging Note would have been convertible into approximately 295,987 shares of our common stock.  This was calculated by dividing the unpaid principal balance ($791,665 as of March 31, 2003) plus accrued interest (approximately $7,500 as of March 31, 2003), totaling $799,165, by $2.7 (75% of the average closing price of our common stock over the ten consecutive trading days ending prior to March 31, 2003).

Note 5 - Recently Issued Accounting Standards:

          In June 2001, the Financial Accounting Standards Board, referred to as FASB, issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” effective January 2003.  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset.  We adopted SFAS No. 143 on January 1, 2003 and do not believe that the adoption had a material impact on our financial position or results of operations.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Under certain provisions of SFAS No. 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes.  Instead, those gains and losses should be included as a component of income before income taxes.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption.  We adopted SFAS No. 145 on January 1, 2003 and do not believe that the adoption had a material impact on our financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 addresses the financial accounting and reporting for certain costs associated with exit or disposal activities, including restructuring actions.  SFAS No. 146 excludes from its scope severance benefits that are subject to an on-going benefit arrangement governed by SFAS No. 112, “Employer’s Accounting for Post-employment Benefits,” and asset impairments governed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 146 on January 1, 2003 and do not believe that the adoption had a material impact on our financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FASB Interpretation No. 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FASB Interpretation No. 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. While SFAS No. 148 does not amend

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with employee stock-based compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. We adopted the annual disclosure provisions as of December 31, 2002 and the interim disclosure provisions were adopted during the first quarter of 2003.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  FASB Interpretation No. 46 requires a variable interest to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2002 in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We do not have any such entities and therefore, the adoption of this standard would not have an effect on our financial statements.

Note 6 - Income Tax Provision:

          Our income tax provision of $110,000 primarily relates to an accrual for estimated federal and state income taxes for the three months ended March 31, 2003. We have no remaining net operating loss carryforward in the Commonwealth of Pennsylvania.  During the three months ended March 31, 2003, a portion of the federal income tax provision has been offset by a reduction in our valuation allowance against its deferred tax assets.  Management believes that it is more likely than not that the net deferred income tax assets, recorded as of March 31, 2003, will be realized in the future.

          We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires the use of the liability method where deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities at currently enacted tax laws and rates.  We recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be received.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Significant Event:

          In connection with the acquisition of Intelligent Imaging, we were required to make an additional payment to Quintiles if we achieved certain financial results subsequent to the acquisition.  On February 18, 2003, we satisfied this obligation to Quintiles through the issuance of 188,549 shares of our common stock.  At December 31, 2002, the additional consideration of $567,722 was classified on our balance sheet  as a long-term liability.  As a result of our issuance of the 188,549 shares of our common stock, the long-term liability has been satisfied, and we will reflect the issuance of the common stock with a $567,722 increase to stockholders’ equity.

Note 8 – Subsequent Event

          On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association.  The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets.  Interest is payable at Wachovia Bank’s prime rate.  The agreement requires us, among other things, to maintain a debt service coverage ratio not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times.  The committed line of credit matures June 30, 2004 and may be renewed on an annual basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          We are a pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. We specialize in assisting our clients in the design and management of the medical-imaging component of clinical trials for all imaging modalities, including computerized tomography, magnetic resonance imaging, x-rays, dual energy x-ray absorptiometry, position emission tomography single photon emission computerized tomography and ultrasound.  We provide services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. We offer a service called Bio-Imaging ETCSM, which focuses on education, training and certification for medical imaging equipment, facilities and staff.

          Our sales cycle (the period from the presentation by us to a potential client to the engagement of us by such client) has historically been 12 months but is shortening as the awareness of these services increases and regulatory guidelines become better defined. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project.  No assurance can be made that our project revenues will remain at levels sufficient to maintain profitability.  Service revenues were generated from 46 clients encompassing 115 distinct projects for the three months ended March 31, 2003.  This compares to 52 clients encompassing 104 distinct projects for the three months ended March 31, 2002.

          Our contracted/committed backlog, referred to as Backlog, the amount of service revenue that remains to be earned and recognized on both signed and agreed to contracts, was approximately $36,302,000 as of March 31, 2003.  This compares to approximately $31,742,000 as of March 31, 2002, an increase of 14.4%.  Such contracts included in Backlog are subject to termination by our clients at any time.  In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date.  The duration of the projects included in our Backlog range from 3 months to 7 years.  We do not believe that the Backlog number is indicative of near-term results since service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s Backlog or contract cancellations may occur in a given period on contracts that were included in the previous reporting period’s Backlog.

          We believe that demand for our services and technologies will grow during the long-term as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities.  We also believe that there is a growing recognition within the bio-pharmaceutical industry regarding the use of an independent centralized core laboratory for analysis of medical-imaging data that is derived from clinical trials and the regulatory requirements relating to the submission of this data.  In addition, the Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop guidelines for computerized submission of data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data that will require processing, analysis, data management and submission services.  Due to several factors, including, without limitation, competition from commercial competitors and academic research centers, there can be no assurance that demand for our services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by us.

          Certain matters discussed in this Form 10-QSB are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the demand for our services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from our marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control.  The factors discussed in this Form 10-QSB and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.  The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

          Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31, 2003	% of Total Revenue	Three Months Ended March 31, 2002	% of Total Revenue	$ Change	% Change

Service revenues	$5,096,702	89.3%	$3,872,845	81.7%	$1,223,857	31.6%
Reimbursement Revenues	$608,552	10.7%	$870,262	18.3%	$(261,710)	(30.1)%

Total revenues	$5,705,254	100%	$4,743,107	100%	$962,147	20.3%

Cost of revenues	$3,946,893	69.2%	$3,397,071	71.6%	$549,822	16.2%
General and administrative expenses	$913,197	16.0%	$592,130	12.5%	$321,067	54.2%
Sales and marketing Expenses	$451,215	7.9%	$416,032	8.8%	$35,183	8.5%

Total cost and Expenses	$5,311,305	93.1%	$4,405,233	92.9%	$906,072	20.6%
Interest expense-net	$27,387	0.5%	$18,633	0.4%	$8,754	47.0%

Income before income tax provision	$366,562	6.4%	$319,241	6.7%	$47,321	14.8%
Income tax provision	$110,000	1.9%	$22,471	0.5%	$87,529	390.0%

Net income	$256,562	4.5%	$296,770	6.3%	$(40,208)	(13.5)%

          Service revenues for the three months ended March 31, 2003 and 2002 were $5,096,702 and $3,872,845, respectively, an increase of $1,223,857 or 31.6%.  The increase in service revenues is due to an increase in the number of projects resulting from the overall market growth for medical imaging related services for clinical trials and what we believe to be our increasing market share

          Service revenues were generated from 46 clients encompassing 115 distinct projects for the three months ended March 31, 2003.  This compares to 52 clients encompassing 104 distinct projects for the three months ended March 31, 2002.  Two clients encompassing six projects represented 27.4% of our service revenues for the three months ended March 31, 2003, while for the comparable period last year, one client encompassing three projects represented 22.4% of our service revenues.  No other client accounted for more than 10% of service revenues in each of the three-month periods ended March 31, 2003 and 2002.  Service revenues generated from our client base continue to be highly concentrated. This client concentration has continued to decrease over time and our service revenues continue to become more diversified on an overall project basis. We believe that project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others.  Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

          Reimbursement revenues consist of pass-through costs reimbursed by the customer.  Accordingly, reimbursement revenues fluctuate from quarter to quarter based on the amount of pass-through costs incurred on projects for each particular quarter.  Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance.

          Cost of revenues for the three months ended March 31, 2003 and 2002 were $3,946,893 and $3,397,071, respectively, an increase of $549,822 or 16.2%.  Cost of revenues for the three months ended March 31, 2003 and three months ended March 31, 2002 were comprised of professional salaries and benefits, allocated overhead and pass-through costs.  The increase in cost of revenues is primarily attributable to an increase in staffing levels required for project related tasks for the three months ended March 31, 2003.

          The decrease in the cost of revenues as a percentage of total revenues to 69.2% for the three months ended March 31, 2003 from 71.6% for the three months ended March 31, 2002 did not fluctuate significantly. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

          General and administrative expenses for the three months ended March 31, 2003 and 2002 were $913,197 and $592,130, respectively, an increase of $321,067 or 54.2%.  General and administrative expenses in each of the three months ended March 31, 2003 and 2002 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance.  The increase during the three months ended March 31, 2003 from the three months ended March 31, 2002, is primarily attributable to an increase in personnel and in corporate insurance and professional services associated with general corporate matters resulting from the increase in our service revenues and personnel and increased legal, accounting, and regulatory compliance demands on public companies.  In addition, we hired a Chief Financial Officer in February 2003.

          The increase in general and administrative expenses as a percentage of total revenues to 16.0% for the three months ended March 31, 2003 from 12.5% for the three months ended March 31, 2002 is primarily due to our increase in total revenues with a corresponding greater increase in costs associated with depreciation and amortization, professional and consulting services, office rent and corporate insurance.

          Sales and marketing expenses for the three months ended March 31, 2003 and 2002 were $451,215 and $416,032, respectively, an increase of $35,183 or 8.5%.  Sales and marketing expenses in each of the three months ended March 31, 2003 and March 31, 2002 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead.  This increase is primarily due to higher marketing expenses for the three months ended March 31, 2003 from the three months ended March 31, 2002.

          The decrease in sales and marketing expenses as a percentage of total revenues to 7.9% for the three months ended March 31, 2003 from 8.8% for the three months ended March 31, 2002 is primarily due to the minimal increase in professional salaries and benefits associated with our sales and marketing efforts as compared to the increase in our revenue.  We believe this is due to a greater market place acceptance of the need for our services, increasing market share and a shorter lead time for sales.

          Total cost and expenses for the three months ended March 31, 2003 and 2002 were $5,311,305 and $4,405,233, respectively, an increase of $906,072 or 20.6%.  Total cost and expenses in each of the three months ended March 31, 2003 and March 31, 2002 consisted primarily of cost of revenues, general and administrative expenses and sales and marketing expenses.  This increase is primarily due to an increase in personnel resulting from an increase in staffing levels required for project-related tasks for the three months ended March 31, 2003.  In addition, the increase is also attributable to an increase in professional services associated with general corporate matters.

          Total cost and expenses as a percentage of total revenues for the three months ended March 31, 2003 of 93.1% and the three months ended March 31, 2002 of 92.9% did not change significantly due to the net effect of increases in cost of revenues and general and administrative expenses as a percentage of total revenues offset by the decrease in sales and marketing expenses as a percentage of total revenues.

          Net interest expense for the three months ended March 31, 2003 and 2002 was $27,387 and $18,633, respectively, an increase of $8,754 or 47.0%. This increase is primarily due to interest expense incurred on equipment lease obligations.  Net interest expense for the three months ended March 31, 2003 and 2002 resulted from interest expense incurred on equipment lease obligations and the Intelligent Imaging Note.

          Income before income tax for the three months ended March 31, 2003 and 2002 was $366,562 and $319,241, respectively, an increase of $47,321 or 14.8%.  Our increased income before income tax for the three months ended March 31, 2003 was primarily attributable to increased revenues associated with an increase in services performed on projects for which we were contracted, offset, in part, by the costs associated with the increased staffing levels necessary to perform the services.

          The decrease in income before income tax as a percentage of total revenues to 6.4% for the three months ended March 31, 2003 from 6.7% for the three months ended March 31, 2002 did not change significantly.

          Our income tax provision of $110,000 primarily relates to an accrual for estimated federal and state income taxes for the three months ended March 31, 2003. We have no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania.  During the three months ended March 31, 2003, a portion of the federal income tax provision has been offset by a reduction in our valuation allowance against our deferred tax asset.  Management believes that it is more likely than not that the net deferred income tax asset, recorded as of March 31, 2003, will be realized in the future.

          Net income for the three months ended March 31, 2003 and 2002 was $256,562 and $296,770, respectively, a decrease of $40,208 or 13.5%.  This decrease in net income for the three months ended March 31, 2003 was primarily attributable to the costs associated with increased staffing levels necessary to perform the contracted services, and the income tax provision of $110,000 for the three months ended March 31, 2003 as compared to the income tax provision of $22,471 for the three months ended March 31, 2002, offset, in part, by the increased revenues associated with an increase in services performed on projects for which we were contracted.

          The decrease in net income as a percentage of total revenues to 4.5% for the three months ended March 31, 2003 from 6.3% for the three months ended March 31, 2002 is primarily due to the $110,000 income tax provision included in the three months ended March 31, 2003 as compared to the $22,471 income tax provision included in the three months ended March 31, 2002.

Liquidity and Capital Resources

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net cash provided by operating activities	$1,220,685	$321,627
Net cash used in investing activities	$(380,720)	$(314,660)
Net cash used in financing activities	$(93,435)	$(73,174)

          At March 31, 2003, we had cash and cash equivalents of $3,309,796.  Working capital at March 31, 2003 was $1,468,142.

          Net cash provided by operating activities for the three months ended March 31, 2003 includes net income of $256,562, an adjustment to reflect $241,521 of non-cash depreciation and amortization charges and reflects the impact of changes in certain of our operating assets and liabilities, such as, an increase of $766,842 in deferred revenue and $247,037 in accounts payable, offset by an increase in accounts receivable of $95,461, prepaid expenses and other current assets of $99,508 and a decrease in accrued expenses and other current liabilities of $122,915.

          Net cash used in investing activities represents our investment in capital and leasehold improvements.  We currently anticipate that capital expenditures for the remainder of fiscal year ending December 31, 2003 will be approximately $600,000. These expenditures represent additional upgrades in our networking, data storage and core laboratory capabilities for both the United States and European operations.

          Net cash used in financing activities is primarily due to payments under the Intelligent Imaging Note and equipment lease obligations offset by proceeds from employee exercise of stock options.

          The following table lists our cash contractual obligations as of March 31, 2003:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years

Capital Lease Obligations	$1,227,966	$462,991	$764,975	—	—
Promissory Note	$791,665	$166,667	$624,998	—	—
Facility Rent Operating Leases	$5,683,841	$890,922	$2,403,685	$1,500,642	$888,592

Total Contractual Cash Obligations	$7,703,472	$1,520,580	$3,793,658	$1,500,642	$888,592

          On April 30, 2002, we entered into an agreement with Wachovia Bank, National Association, for a committed line of credit up to $1,000,000, collateralized by our assets.  Interest is payable at Wachovia Bank’s prime rate plus 0.5%.  The agreement requires us, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1, measured annually.  The committed line of credit matures May 31, 2003 and may be renewed on an annual basis. At March 31, 2003, we had no borrowings under the committed line of credit.  On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association.  The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets.  Interest is payable at Wachovia Bank’s prime rate.  The agreement requires us, among other things, to maintain a debt service coverage ratio not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times.  The committed line of credit matures June 30, 2004 and may be renewed on an annual basis

          In connection with our acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under the Intelligent Imaging Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Intelligent Imaging Note is previously converted into shares of our common stock.  The Intelligent Imaging Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Intelligent Imaging Note equal to the three-month LIBOR as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year.  We have recorded $166,667 as a current liability, representing the May 1, 2003, August 1, 2003, November 1, 2003 and February 1, 2004, quarterly installments of principal.

          We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.

          We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

          We anticipate that our cash and cash equivalents as of March 31, 2003, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months.  There can be no assurance, however, that our operating results will continue to achieve profitability on an annual basis in the near future.  Our past history of operating losses, together with the risks associated with: (i) our ability to gain new client contracts; (ii) the variability of the timing of payments on existing client contracts; and (iii) other changes in our operating assets and liabilities, may have a material adverse affect on our future liquidity.  In connection therewith, we may need to raise additional capital in the foreseeable future from equity or debt sources in order to: (i) implement our business, sales or marketing plans; (ii) take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services); (iii) react to unforeseen difficulties (such as the decrease in the demand for our services or the timing of revenues due to a variety of factors previously discussed); or (iv) otherwise respond to unanticipated competitive pressures.  There can be no assurance that additional financing will be available, if at all, on terms acceptable to us.

          Our fiscal 2003 operating plan contains assumptions regarding revenue and expenses.  The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects.  Project cancellation, or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow.  In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business.  However, no assurance can be given that sufficient cash will be generated from operations.

Changes to Critical Accounting Policies and Estimates

          Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.  As of March 31, 2003, there have been no changes to such critical accounting policies and estimates.

Item 3.  Controls and Procedures

          Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our President and Chief Executive Officer, considered our principal executive officer, and our Chief Financial Officer, considered our principal financial and accounting officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

          Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION.

Item 2.	Changes in Securities and Use of Proceeds

          In connection with the acquisition of Intelligent Imaging, we were required to make an additional payment to Quintiles if we achieved certain financial results subsequent to the acquisition.  On February 18, 2003, we satisfied this obligation to Quintiles through the issuance of 188,549 shares of our common stock.  At December 31, 2002, the additional consideration of $567,722 was classified on our balance sheet as a long-term liability.  As a result of our issuance of the 188,549 shares of our common stock, the long-term liability has been satisfied, and we will reflect the issuance of the common stock with a $567,722 increase to stockholders’ equity.

          We did not employ an underwriter in connection with the issuance of the securities described above.  We believe that the issuance of the foregoing securities was exempt  from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.  The recipient was an accredited investor, as defined in the Securities Act, acquired the securities for investment purposes only and not with a view to distributions and had adequate information about our company.

Item 5.	Other Information

          In February 2003, we appointed Ted Kaminer as our Senior Vice President and Chief Financial Officer.  On February 6, 2003, the Company executed an employment agreement with Mr. Kaminer for a one (1) year period, ending February 24, 2004.  The terms and conditions of the employment agreement are: (i) an annual base salary of $175,000 in addition to certain benefits and perquisites; (ii) incentive compensation awards from the Company’s incentive compensation plans on a basis commensurate with his position and responsibility; (iii) 100,000 options to purchase the Company’s common stock with a market value based on the date of the execution of his employment agreement; and (iv) continuation of annual salary payments for a period of 180 days after the termination date in the event that Mr. Kaminer is terminated from employment with the Company for reasons other than cause, death or disability.

          On February 21, 2003, our common stock became listed on the American Stock Exchange and began trading on the American Stock Exchange on February 25, 2003.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits.

		4.1	Promissory Note for $2,000,000, dated May 9, 2003, made by Bio-Imaging Technologies, Inc. in favor of Wachovia Bank, National Association.

		10.1	Employment Agreement, dated February 6, 2003, by and between Bio-Imaging Technologies, Inc. and Ted Kaminer.*

		10.2	Loan Agreement, dated May 9, 2003, by and between Bio-Imaging Technologies, Inc. and Wachovia Bank, National Association.

		99.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

		99.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

                      *  The schedules and exhibits to this document are not being filed herewith because we believe that the information contained therein is not material.  Upon request therefore, we agree to furnish supplementally a copy of any schedule or exhibit to the Securities and Exchange Commission.

	(b)	Reports on Form 8-K.

                       Report on Form 8-K filed on February 20, 2003 (reporting audited financial statement for the fiscal year ended December 31, 2002 in connection with our application for listing on the American Stock Exchange).

Report on Form 8-K filed on February 21, 2003 (reporting that our common stock will begin trading on the American Stock Exchange on February 25, 2003).

                       Subsequent to the end of the quarter,on May 8, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: May 14, 2003	By:	/s/ MARK L. WEINSTEIN

Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 14, 2003	By:	/s/ TED KAMINER

Ted Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Mark L. Weinstein, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bio-Imaging Technologies, Inc.;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK L. WEINSTEIN

Dated: May 14, 2003	Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Ted Kaminer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bio-Imaging Technologies, Inc.;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TED KAMINER

Dated: May 14, 2003	Ted Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)