Form 10QSB/A
period 2003-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2003-05-23
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

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

Transitional Small Business Disclosure Format (check one):  Yes:  ☐  No:  ☒

EXPLANATORY NOTE

Bio-Imaging is filing this Form 10-QSB/A to correct a clerical / technical error with regard to the filing of its Form 10-QSB as filed with the Securities and Exchange Commission on May 14, 2003. Ted Kaminer’s employment agreement with Bio-Imaging, dated February 6, 2003, was listed as an exhibit to such Form 10-QSB, but inadvertently, it was not filed with the Form 10-QSB. Such employment agreement is being filed with this Form 10-QSB/A. With the exception of filing that exhibit herewith, this Form 10-QSB/A is identical in all respects to Bio-Imaging’s Form 10-QSB as filed with the Securities and Exchange Commission on May 14, 2003.

Any reference in this Form 10-QSB/A to Form 10-QSB shall be deemed to include both the Form 10-QSB filed by Bio-Imaging on May 14, 2003 and this amendment to such Form 10-QSB filed on this Form 10-QSB/A.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,309,796	$2,563,266
Accounts receivable, net	4,023,231	3,927,770
Prepaid expenses and other current assets	498,031	398,523
Deferred income taxes	364,319	364,319

Total current assets	8,195,377	7,253,878
Property and equipment, net	3,885,498	3,611,299
Other assets	548,631	575,238

Total assets	$12,629,506	$11,440,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$906,943	$659,906
Accrued expenses and other current liabilities	1,159,132	1,364,128
Deferred revenue	4,031,502	3,264,660
Current maturities of long-term debt and capital lease obligations	629,658	585,206

Total current liabilities	6,727,235	5,873,900
Long-term debt and capital lease obligations	1,389,973	1,379,385
Other liability	—	567,722

Total liabilities	8,117,208	7,821,007

Stockholders’ equity:
Common stock—$.00025 par value; authorized 18,000,000 shares, issued and outstanding 8,674,327 shares at March 31, 2003 and 8,427,653 shares at December 31, 2002	2,169	2,107
Additional paid-in capital	10,041,678	9,405,412
Accumulated deficit	(5,531,549)	(5,788,111)

Stockholders’ equity	4,512,298	3,619,408

Total liabilities and stockholders’ equity	$12,629,506	$11,440,415

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2003	2002
Service revenues	$5,096,702	$3,872,845
Reimbursement revenues	608,552	870,262

Total revenues	5,705,254	4,743,107

Cost and expenses:
Cost of revenues	3,946,893	3,397,071
General and administrative expenses	913,197	592,130
Sales and marketing expenses	451,215	416,032

Total cost and expenses	5,311,305	4,405,233

Income from operations	393,949	337,874
Interest expense—net	(27,387)	(18,633)

Income before income tax provision	366,562	319,241
Income tax provision	110,000	22,471

Net income	$256,562	$296,770

Basic earnings per common share	$0.03	$0.04

Weighted average number of common shares	8,548,655	8,292,565

Diluted earnings per common share	$0.03	$0.03

Weighted average number of common shares and dilutive common equivalent shares	10,047,858	9,904,006

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

Note 2—Earnings Per Share:

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic earnings per common share and diluted earnings per common share were as follows:

	Three Months Ended March 31,
	2003	2002
Net income—basic	$256,562	$296,770
Interest expense on convertible note	16,637	19,602

Net income—diluted	$273,199	$316,372

Denominator—basic:
Weighted average number of common shares	8,548,655	8,292,565
Basic earnings per common share	$0.03	$0.04

Denominator—diluted:
Weighted average number of common shares	8,548,655	8,292,565
Common share equivalents of outstanding stock options	1,208,457	551,300
Common share equivalents related to the convertible promissory note	290,746	1,060,141

Weighted average number of common shares and dilutive common equivalent shares	10,047,858	9,904,006

Diluted earnings per common share	$0.03	$0.03

As of March 31 2002, 332,000 stock options have been excluded from the calculation of diluted earnings per common share as they are antidilutive. As of March 31, 2003, there were no stock options that were excluded from the calculation of diluted earnings per common share as they are all dilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3—Stock-Based Compensation:

At March 31, 2003, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”, to account for stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$256,562	$296,770
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	$77,567	$51,119

Pro forma net income	$178,995	$245,651

Earnings per share:
Basic—as reported	$0.03	$0.04
Basic—pro forma	$0.02	$0.03

Diluted—as reported	$0.03	$0.03
Diluted—pro forma	$0.02	$0.02

Note 4—Long-term Debt:

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

Note 5—Recently Issued Accounting Standards:

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

Note 6—Income Tax Provision:

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

Note 7—Significant Event:

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 8—Subsequent Event

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31, 2003	% of Total Revenue	Three Months Ended March 31, 2002	% of Total Revenue	$ Change	% Change
Service revenues	$5,096,702	89.3%	$3,872,845	81.7%	$1,223,857	31.6%
Reimbursement Revenues	$608,552	10.7%	$870,262	18.3%	$(261,710)	(30.1)%

Total revenues	$5,705,254	100%	$4,743,107	100%	$962,147	20.3%

Cost of revenues	$3,946,893	69.2%	$3,397,071	71.6%	$549,822	16.2%
General and administrative expenses	$913,197	16.0%	$592,130	12.5%	$321,067	54.2%
Sales and marketing Expenses	$451,215	7.9%	$416,032	8.8%	$35,183	8.5%

Total cost and Expenses	$5,311,305	93.1%	$4,405,233	92.9%	$906,072	20.6%
Interest expense—net	$27,387	0.5%	$18,633	0.4%	$8,754	47.0%

Income before income tax provision	$366,562	6.4%	$319,241	6.7%	$47,321	14.8%
Income tax provision	$110,000	1.9%	$22,471	0.5%	$87,529	390.0%

Net income	$256,562	4.5%	$296,770	6.3%	$(40,208)	(13.5)%

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

Subsequent to the end of the quarter, on May 8, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: May 23, 2003	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 23, 2003	By:	/s/ Ted Kaminer
Ted Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Mark L. Weinstein, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bio-Imaging Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 23, 2003	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Ted Kaminer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bio-Imaging Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 23, 2003	/s/ Ted Kaminer
Ted Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)