Form 10QSB
period 2003-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2003-08-14
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Yes:  ☒                     No:  ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of July 31, 2003:

Class Common Stock, $0.00025 par value Transitional Small Business Disclosure Format (check one):	Number of Shares 8,812,852

Yes:  ☐                     No:  ☒

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

BIO-I MAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,493,749	$2,563,266
Accounts receivable, net of allowance for doubtful accounts of $65,000, respectively	4,180,749	3,927,770
Prepaid expenses and other current assets	567,861	398,523
Deferred income taxes	364,319	364,319

Total current assets	8,606,678	7,253,878
Property and equipment, net	4,050,820	3,611,299
Other assets	563,525	575,238

Total assets	$13,221,023	$11,440,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831,436	$659,906
Accrued expenses and other current liabilities	1,378,687	1,364,128
Deferred revenue	4,161,917	3,264,660
Current maturities of long-term debt and capital lease obligations	648,412	585,206

Total current liabilities	7,020,452	5,873,900
Long-term debt and capital lease obligations	1,237,446	1,379,385
Other liability	—	567,722

Total liabilities	8,257,898	7,821,007

Stockholders’ equity:
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 8,790,852 shares at June 30, 2003 and 8,427,653 shares at December 31, 2002	2,198	2,107
Additional paid-in capital	10,147,950	9,405,412
Accumulated deficit	(5,187,023)	(5,788,111)

Stockholders’ equity	4,963,125	3,619,408

Total liabilities and stockholders’ equity	$13,221,023	$11,440,415

See Notes to Consolidated Financial Statements

BIO-I MAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Six Months Ended June 30,

	2003	2002

Service revenues	$10,460,470	$8,257,564
Reimbursement revenues	1,413,432	1,542,714

Total revenues	11,873,902	9,800,278

Cost and expenses:
Cost of revenues	8,076,035	6,952,400
General and administrative expenses	1,911,212	1,282,493
Sales and marketing expenses	981,199	855,670

Total cost and expenses	10,968,446	9,090,563

Income from operations	905,456	709,715
Interest expense - net	70,373	50,081

Income before income tax provision	835,083	659,634
Income tax provision	233,995	71,763

Net income	$601,088	$587,871

Basic earnings per common share	$0.07	$0.07

Weighted average number of common shares	8,640,673	8,313,623

Diluted earnings per common share	$0.06	$0.06

Weighted average number of common shares and dilutive common equivalent shares	10,119,908	9,681,890

See Notes to Consolidated Financial Statements

BIO-IM AGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended June 30,

	2003	2002

Service revenues	$5,363,768	$4,384,719
Reimbursement revenues	804,880	672,452

Total revenues	6,168,648	5,057,171

Cost and expenses:
Cost of revenues	4,129,142	3,555,329
General and administrative expenses	998,015	690,363
Sales and marketing expenses	529,984	439,638

Total cost and expenses	5,657,141	4,685,330

Income from operations	511,507	371,841
Interest expense - net	42,986	31,448

Income before income tax provision	468,521	340,393
Income tax provision	123,995	49,292

Net income	$344,526	$291,101

Basic earnings per common share	$0.04	$0.03

Weighted average number of common shares	8,731,936	8,334,895

Diluted earnings per common share	$0.03	$0.03

Weighted average number of common shares and dilutive common equivalent shares	10,298,561	9,742,523

See Notes to Consolidated Financial Statements

BIO-I MAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$601,088	$587,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	488,305	387,185
Changes in operating assets and liabilities:
Increase in accounts receivable	(252,979)	(368,488)
Increase in prepaid expenses and other current assets	(169,338)	(174,441)
Decrease (increase) in other assets	11,713	(106,421)
Increase (decrease) in accounts payable	171,530	(49,277)
Increase in accrued expenses and other current liabilities	105,396	16,631
Increase in deferred revenue	897,257	624,157

Net cash provided by operating activities	1,852,972	917,217

Cash flows from investing activities:
Purchases of property and equipment	(696,782)	(553,174)

Net cash used in investing activities	(696,782)	(553,174)

Cash flows from financing activities:
Payments under equipment lease obligations	(317,280)	(155,564)
Payments under promissory note	(83,334)	(41,667)
Proceeds from exercise of stock options	174,907	88,620

Net cash used in financing activities	(225,707)	(108,611)

Net increase in cash and cash equivalents	930,483	255,432
Cash and cash equivalents at beginning of period	2,563,266	499,710

Cash and cash equivalents at end of period	$3,493,749	$755,142

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$231,044	$516,202

See Notes to Consolidated Financial Statements

BIO-I MAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair presentation of our financial position as of June 30, 2003 and December 31, 2002 and the results of our operations and our cash flows for the six months and three months ended June 30, 2003 and 2002.

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

Note 2 - Earnings Per Share:

Basic earnings per common share for the six months and three months ended June 30, 2003 and 2002 was calculated based upon net income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period. Diluted earnings per share for the six months and three months ended June 30, 2003 and 2002 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The computation of basic earnings per common share and diluted earnings per common share were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Net income – basic	$601,088	$587,871	$344,526	$291,101
Interest expense on convertible note	24,770	32,823	15,633	19,721

Net income – diluted	$625,858	$620,694	$360,159	$310,822

Denominator – basic:
Weighted average number of common shares	8,640,673	8,313,623	8,731,936	8,334,895
Basic earnings per common	$0.07	$0.07	$0.04	$0.03

Denominator – diluted:
Weighted average number of common shares	8,640,673	8,313,623	8,731,936	8,334,895
Common share equivalents of outstanding stock options	1,295,551	590,218	1,382,644	628,351
Common share equivalents related to the convertible promissory note	183,684	778,049	183,981	779,277

Weighted average number of common shares common shares and dilutive common equivalent shares	10,119,908	9,681,890	10,298,561	9,742,523

Diluted earnings per common share	$0.06	$0.06	$0.03	$0.03

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30 2002, 152,000 stock options have been excluded from the calculation of diluted earnings per common share as they are antidilutive. As of June 30, 2003, there were no stock options that were excluded from the calculation of diluted earnings per common share as they are all dilutive.

Note 3 – Stock-Based Compensation:

At June 30, 2003, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, to account for stock-based employee compensation.

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$601,088	$587,871	$344,526	$291,101
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	$155,133	$102,239	$77,567	$51,119

Pro forma net income	$445,955	$485,632	$266,959	$239,982

Earnings per share:
Basic-as reported	$0.07	$0.07	$0.04	$0.03
Basic-pro forma	$0.05	$0.06	$0.03	$0.03
Diluted-as reported	$0.06	$0.06	$0.03	$0.03
Diluted-pro forma	$0.04	$0.05	$0.03	$0.02

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Long-term Debt:

On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets. Interest is payable at Wachovia Bank’s prime rate. The agreement requires us, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times. The committed line of credit matures June 30, 2004 and may be renewed on an annual basis. At June 30, 2003, we had no borrowings under the committed line of credit.

On October 1, 2001, we acquired effective control of the Intelligent Imaging™ business unit of Quintiles, Inc., a North Carolina corporation, referred to as Quintiles, and a wholly-owned subsidiary of Quintiles Transnational Corporation. The acquisition of Intelligent Imaging closed on October 25, 2001. In connection with the acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under a note, referred to as the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR (London Interbank Offering Rate) as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded $166,667 as a current liability, representing the August 1, 2003, November 1, 2003, February 1, 2004 and May 1, 2004 quarterly installments of principal.

The number of shares of our common stock into which the Quintiles Note may be converted is calculated by dividing the outstanding principal balance of the Quintiles Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of our common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At June 30, 2003, the Quintiles Note would have been convertible into 185,208 shares of our common stock. This was calculated by dividing the unpaid principal balance ($750,000 as of June 30, 2003) plus accrued interest ( $7,500 as of June 30, 2003), totaling $757,500, by $4.09 (75% of the average closing price of our common stock over the ten consecutive trading days ending on June 30, 2003).

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 - Income Tax Provision:

Our income tax provision of $233,995 primarily relates to an accrual for estimated federal and state income taxes for the six months ended June 30, 2003. We have no remaining net operating loss carryforward in the Commonwealth of Pennsylvania. During the six months ended June 30, 2003, a portion of the federal income tax provision has been offset by a reduction in our valuation allowance against its deferred tax assets. Management believes that it is more likely than not that the net deferred income tax assets, recorded as of June 30, 2003, will be realized in the future.

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

Note 6 - Significant Event:

In connection with the acquisition of Intelligent Imaging, we were required to make an additional payment to Quintiles if we achieved certain financial results subsequent to the acquisition. On February 18, 2003, we satisfied this obligation to Quintiles through the issuance of 188,549 shares of our common stock. At December 31, 2002, the additional consideration of $567,722 was classified on our balance sheet as a long-term liability. As a result of our issuance of the 188,549 shares of our common stock, the long-term liability has been satisfied and we have reflected the issuance of the common stock with a $567,722 increase to stockholders’ equity

Item 2.	Ma nagement’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our sales cycle (the period from the presentation by us to a potential client to the engagement of us by such client) has historically been 12 months but is shortening as the awareness of these services increases and regulatory guidelines become better defined. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. No assurance can be made that our project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 53 clients encompassing 130 distinct projects for the six months ended June 30, 2003. This compares to 56 clients encompassing 142 distinct projects for the six months ended June 30, 2002. The decrease in the number of clients and projects is primarily due to our sales and marketing efforts being focused on larger average value contracts.

Our contracted/committed backlog, referred to as Backlog, the amount of service revenue that remains to be earned and recognized on both signed and agreed to contracts, was approximately $37.9 million as of June 30, 2003. This compares to approximately $34.6 million as of June 30, 2002, an increase of 9.4%. Such contracts included in Backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our Backlog range from less than 3 months to 7 years. We do not believe that Backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s Backlog and/or contract cancellations may occur in a given period on contracts that were included in the previous reporting period’s Backlog.

We believe that demand for our services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. We also believe that there is a growing recognition within the bio-pharmaceutical industry of the advantages in using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data. In addition, the Food and Drug Administration is gaining experience with electronic submissions and is continuing to develop sophisticated guidelines for computerized submission of clinical trial data, including medical images. Furthermore, the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data from a large number of imaging sources. Such studies require processing, analysis, data management and submission services best handled by vendors with scalable logistical capabilities and extensive experience working with research facilities worldwide. Due to several factors, including, without limitation, competition from commercial competitors and academic research centers, there can be no assurance that demand for our services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by us.

Certain matters discussed in this Form 10-QSB are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the demand for our services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from our marketing efforts and increased use of digital medical images in clinical trials are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-QSB and expressed from time to time in our filings with the Securities and Exchange Commission, as well as the risk factors set forth in our most recent Form 10-KSB, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

Six Months Ended June 30, 2003 and 2002

	Six Months Ended June 30, 2003	% of Total Revenue	Six Months Ended June 30, 2002	% of Total Revenue	$ Change	% Change

Service revenues	$10,460,470	88.1%	$8,257,564	84.2%	$2,202,906	26.7%
Reimbursement Revenues	$1,413,432	11.9%	$1,542,714	15.8%	($129,282)	(8.4% )

Total revenues	$11,873,902	100%	$9,800,278	100%	$2,073,624	21.2%

Cost of revenues	$8,076,035	68.0%	$6,952,400	70.9%	$1,123,635	16.1%
General and administrative expenses	$1,911,212	16.1%	$1,282,493	13.1%	$628,719	49.0%
Sales and marketing expenses	$981,199	8.3%	$855,670	8.7%	$125,529	14.7%

Total cost and expenses	$10,968,446	92.4%	$9,090,563	92.8%	$1,877,883	20.7%
Interest expense-net	$70,373	0.6%	$50,081	0.5%	$20,292	40.5%

Income before Income tax provision	$835,083	7.0%	$659,634	6.7%	$175,449	26.6%
Income tax provision	$233,995	2.0%	$71,763	0.7%	$162,232	226.1%

Net income	$601,088	5.1%	$587,871	6.0%	$13,217	2.2%

Service revenues for the six months ended June 30, 2003 and 2002 were $10,460,470 and $8,257,564, respectively, an increase of $2,202,906 or 26.7%. The increase in service revenues was due to an increase in the dollar value of projects resulting from the overall market growth for medical imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 53 clients encompassing 130 distinct projects for the six months ended June 30, 2003. This compares to 56 clients encompassing 142 distinct projects for the six months ended June 30, 2002. The decrease in the number of clients and projects is primarily due to our sales and marketing efforts being focused on larger average value contracts. One client encompassing four projects represented 13.3% of our service revenues for the six months ended June 30, 2003, while for the comparable period last year, one client encompassing four projects represented 15.6% of our service revenues. No other client accounted for more than 10% of service revenues in each of the six-month periods ended June 30, 2003 and 2002. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of pass-through costs reimbursed by the customer. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the six months ended June 30, 2003 and 2002 were $8,076,035 and $6,952,400, respectively, an increase of $1,123,635 or 16.1%. Cost of revenues for the six months ended June 30, 2003 and six months ended June 30, 2002 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to an increase in staffing levels required for project related tasks for the six months ended June 30, 2003.

The decrease in cost of revenues as a percentage of total revenues to 68.0% for the six months ended June 30, 2003 from 70.9% for the six months ended June 30, 2002 is primarily attributable to our increase in total revenues with a lesser increase in costs associated with project related costs. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the six months ended June 30, 2003 and 2002 were $1,911,212 and $1,282,493, respectively, an increase of $628,719 or 49.0%. General and administrative expenses in each of the six months ended June 30, 2003 and 2002 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the six months ended June 30, 2003 from the six months ended June 30, 2002, is primarily attributable to an increase in personnel, including the addition of certain management positions, to support the growth in our service revenues, as well as an increase in professional services associated with general corporate matters including increased legal, accounting, and regulatory compliance demands on public companies.

The increase in general and administrative expenses as a percentage of total revenues to 16.1% for the six months ended June 30, 2003 from 13.1% for the six months ended June 30, 2002 is primarily due to an increase in personnel to support the growth in our service revenues as well as an increase in our professional service fees.

Sales and marketing expenses for the six months ended June 30, 2003 and 2002 were $981,199 and $855,670, respectively, an increase of $125,529 or 14.7%. Sales and marketing expenses in each of the six months ended June 30, 2003 and June 30, 2002 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. This increase is primarily due to higher marketing expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, as well as higher sales commission commensurate with the increase in service revenue during this period.

Sales and marketing expenses as a percentage of total revenues of 8.3% for the six months ended June 30, 2003 and 8.7% for the six months ended June 30, 2002 did not fluctuate significantly. The sales and marketing expenses as a percentage of total revenues fluctuate primarily due to marketing expenditures and trade show expenses.

Net interest expense for the six months ended June 30, 2003 and 2002 was $70,373 and $50,081, respectively, an increase of $20,292 or 40.5%. This increase is primarily due to interest expense incurred on additional equipment lease obligations in the six months ended June 30, 2003. Net interest expense for the six months ended June 30, 2003 and 2002 resulted from interest expense incurred on equipment lease obligations and the promissory note issued by us to Quintiles, Inc referred to as the Quintiles Note.

Our income tax provision for the six months ended June 30, 2003 and 2002 was $233,995 and $71,763, respectively, an increase of $162,232 or 226.1%. The increase is the result of higher income before tax and the diminishing levels of state and federal net operating losses available to us. We have no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the six months ended June 30, 2003, a portion of the federal income tax provision has been offset by a reduction in our valuation allowance against our deferred tax asset. We believe that it is more likely than not that the net deferred income tax asset, recorded as of June 30, 2003, will be realized in the future.

Net income for the six months ended June 30, 2003 and 2002 was $601,088 and $587,871, respectively, an increase of $13,217 or 2.2%. This increase in net income for the six months ended June 30, 2003 was primarily attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services, and an increase in our income tax provision.

The decrease in net income as a percentage of total revenues to 5.1% for the six months ended June 30, 2003 from 6.0% for the six months ended June 30, 2002 is primarily due to the $233,995 income tax provision included in the six months ended June 30, 2003 as compared to the $71,763 income tax provision included in the six months ended June 30, 2002.

Three Months Ended June 30, 2003 and 2002

	Three Months Ended June 30, 2003	% of Total Revenue	Three Months Ended June 30, 2002	% of Total Revenue	$ Change	% Change

Service revenues	$5,363,768	87.0%	$4,384,719	86.7%	$979,049	22.3%
Reimbursement Revenues	$804,880	13.0%	$672,452	13.3%	$132,428	19.7%

Total revenues	$6,168,648	100%	$5,057,171	100%	$1,111,477	22.0%

Cost of revenues	$4,129,142	66.9%	$3,555,329	70.3%	$573,813	16.1%
General and administrative expenses	$998,015	16.2%	$690,363	13.7%	$307,652	44.6%
Sales and marketing expenses	$529,984	8.6%	$439,638	8.7%	$90,346	20.6%

Total cost and expenses	$5,657,141	91.7%	$4,685,330	92.6%	$971,811	20.7%
Interest expense-net	$42,986	0.7%	$31,448	0.6%	$11,538	36.7%

Income before Income tax provision	$468,521	7.6%	$340,393	6.7%	$128,128	37.6%
Income tax provision	$123,995	2.0%	$49,292	1.0%	$74,703	151.6%

Net income	$344,526	5.6%	$291,101	5.8%	$53,425	18.4%

Service revenues for the three months ended June 30, 2003 and 2002 were $5,363,768 and $4,384,719, respectively, an increase of $979,049 or 22.3%. The increase in service revenues was due to an increase in the dollar value of projects resulting from the overall market growth for medical imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 50 clients encompassing 118 distinct projects for the three months ended June 30, 2003. This compares to 54 clients encompassing 126 distinct projects for the three months ended June 30, 2002. The decrease in the number of clients and projects is primarily due to our sales and marketing efforts being focused on larger average value contracts. One client encompassing four projects represented 12.0% of our service revenues for the three months ended June 30, 2003, while for the comparable period last year, two clients encompassing eight projects represented 22.1% of our service revenues. No other client accounted for more than 10% of service revenues in each of the three-month periods ended June 30, 2003 and 2002. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of pass-through costs reimbursed by the customer. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the three months ended June 30, 2003 and 2002 were $4,129,142 and $3,555,329, respectively, an increase of $573,813 or 16.1%. Cost of revenues for the three months ended June 30, 2003 and three months ended June 30, 2002 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to an increase in staffing levels required for project related tasks for the three months ended June 30, 2003.

The decrease in the cost of revenues as a percentage of total revenues to 66.9% for the three months ended June 30, 2003 from 70.3% for the three months ended June 30, 2002 is primarily due to our increase in total revenues with a lesser increase in costs associated with project related tasks. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended June 30, 2003 and 2002 were $998,015 and $690,363, respectively, an increase of $307,652 or 44.6%. General and administrative expenses in each of the three months ended June 30, 2003 and 2002 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase during the three months ended June 30, 2003 from the three months ended June 30, 2002, is primarily attributable to an increase in personnel, including the addition of certain management positions, to support the growth in our service revenues, as well as an increase in professional services associated with general corporate matters including increased legal, accounting, and regulatory compliance demands on public companies.

The increase in general and administrative expenses as a percentage of total revenues to 16.2% for the three months ended June 30, 2003 from 13.7% for the three months ended June 30, 2002 is primarily due to an increase in personnel to support the growth in our service revenues as well as an increase in our professional service fees.

Sales and marketing expenses for the three months ended June 30, 2003 and 2002 were $529,984 and $439,638, respectively, an increase of $90,346 or 20.6%. Sales and marketing expenses in each of the three months ended June 30, 2003 and June 30, 2002 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. This increase is primarily due to higher marketing expenses for the three months ended June 30, 2003 from the three months ended June 30, 2002, as well as higher sales commission commensurate with the increase in service revenue during this period.

The decrease in sales and marketing expenses as a percentage of total revenues to 8.6% for the three months ended June 30, 2003 from 8.7% for the three months ended June 30, 2002 did not fluctuate significantly. The sales and marketing expenses as a percentage of total revenues fluctuate primarily due to marketing expenditures and trade show expenses.

Net interest expense for the three months ended June 30, 2003 and 2002 was $42,986 and $31,448, respectively, an increase of $11,538 or 36.7%. This increase is primarily due to interest expense incurred on additional equipment lease obligations in the three months ended June 30, 2003. Net interest expense for the three months ended June 30, 2003 and 2002 resulted from interest expense incurred on equipment lease obligations and the Quintiles Note.

Our income tax provision for the three months ended June 30, 2003 and 2002 was $123,995 and $49,292, respectively, an increase of $74,703 or 151.6%. The increase is the result of higher income before tax and the diminishing levels of state and federal net operating losses available to us. We have no remaining net operating loss carry forwards in the Commonwealth of Pennsylvania. During the three months ended June 30, 2003, a portion of the federal income tax provision has been offset by a reduction in our valuation allowance against our deferred tax asset. We believe that it is more likely than not that the net deferred income tax asset, recorded as of June 30, 2003, will be realized in the future.

Net income for the three months ended June 30, 2003 and 2002 was $344,526 and $291,101, respectively, an increase of $53,425 or 18.4%. This increase in net income for the three months ended June 30, 2003 was primarily attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services, an increase in personnel and professional service fees and an increase in our income tax provision.

The decrease in net income as a percentage of total revenues to 5.6% for the three months ended June 30, 2003 from 5.8% for the three months ended June 30, 2002 is primarily due to the $123,995 income tax provision included in the three months ended June 30, 2003 as compared to the $49,292 income tax provision included in the three months ended June 30, 2002.

Liquidity and Capital Resources

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net cash provided by operating activities	$1,852,972	$917,217
Net cash used in investing activities	($696,782)	($553,174)
Net cash used in financing activities	($225,707)	($108,611)

At June 30, 2003, we had cash and cash equivalents of $3,493,749. Working capital at June 30, 2003 was $1,586,226.

Net cash provided by operating activities for the three months ended June 30, 2003 includes net income of $601,088, an adjustment to reflect $488,305 of non-cash depreciation and amortization charges and reflects the impact of changes in certain of our operating assets and liabilities, such as, an increase of $897,257 in deferred revenue and $171,530 in accounts payable, offset by an increase in accounts receivable of $252,979, prepaid expenses and other current assets of $169,338.

Net cash used in investing activities represents our investment in capital and leasehold improvements. We currently anticipate that capital expenditures for the remainder of fiscal year ending December 31, 2003 will be approximately $500,000. These expenditures represent additional upgrades in our networking, data storage and core laboratory capabilities for both the United States and European operations.

Net cash used in financing activities is primarily due to payments under the Quintiles Note and equipment lease obligations offset by proceeds from employee exercise of stock options.

The following table lists our cash contractual obligations as of June 30, 2003:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4 – 5 years	After 5 years

Capital Lease Obligations	$1,135,858	$481,745	$654,113	—	—
Quintiles Note	$750,000	$166,667	$583,333	—	—
Facility Rent Operating Leases	$5,540,481	$902,687	$2,415,371	$1,508,433	$713,990
Total Contractual Cash Obligations	$7,426,339	$1,551,099	$3,652,817	$1,508,433	$713,990

On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets. Interest is payable at Wachovia Bank’s prime rate. The agreement requires us, among other things, to maintain a debt service coverage ratio not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times. The committed line of credit matures June 30, 2004 and may be renewed on an annual basis. At June 30, 2003, we had no borrowings under the committed line of credit.

In connection with our acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded $166,667 as a current liability, representing the August 1, 2003, November 1, 2003, February 1, 2004 and May 1, 2004 quarterly installments of principal.

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

We anticipate that our cash and cash equivalents as of June 30, 2003, together with anticipated cash from operations, will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. There can be no assurance, however, that our operating results will continue to achieve profitability on an annual basis in the future. The inherent operational risks associated with: (i) our ability to gain new client contracts; (ii) the variability of the timing of payments on existing client contracts; and (iii) other changes in our operating assets and liabilities, may have a material adverse affect on our future liquidity.

We may seek to raise additional capital in the foreseeable future from equity or debt sources in order to: (i) provide additional working capital to implement our business, sales or marketing plans; (ii) take advantage of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new services); (iii) react to unforeseen difficulties (such as the decrease in the demand for our services or the timing of revenues due to a variety of factors previously discussed); or (iv) otherwise respond to unanticipated competitive pressures. There can be no assurance that additional financing will be available, if at all, on terms acceptable to us.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. As of June 30, 2003, there have been no changes to such critical accounting policies and estimates.

Item 3.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 4.	S ubmission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on May 28, 2003.

(b)	The following is a list of all of the nominees for Director of the Company who were elected at the Meeting and whose term of office continued after the Meeting:

Mark L. Weinstein
James A. Bannon, Pharm.D.
Jeffrey H. Berg, Ph.D.
David E. Nowicki, D.M.D.
Allan E. Rubenstein, M.D.
David M. Stack
Paula B. Stafford
James A. Taylor, Ph.D.

(c)	There were present at the annual meeting, in person or by proxy, 8,165,891 shares of Common Stock out of a total of 8,676,077 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

(i)	The results of the vote taken at the Meeting for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld

Mark L. Weinstein	8,141,376	24,515
James A. Bannon, Pharm.D.	8,126,376	39,515
Jeffrey H. Berg, Ph.D.	8,141,076	24,815
David E. Nowicki, D.M.D.	8,141,376	24,515
Allan E. Rubenstein, M.D.	8,124,876	41,015
David M. Stack	8,141,376	24,515
Paula B. Stafford	8,141,276	24,615
James A. Taylor, Ph.D.	8,126,376	39,515

(ii)	A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003. The results of the vote taken at the annual meeting with respect to such appointment were as follows:

For	Against	Abstain

8,146,776	4,640	14,475

Item 5.	Other Information

On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets. Interest is payable at Wachovia Bank’s prime rate. The agreement requires us, among other things, to maintain a debt service coverage ratio not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times. The committed line of credit matures June 30, 2004 and may be renewed on an annual basis. At June 30, 2003, we had no borrowings under the committed line of credit.

On February 25, 2003, as a result of our common stock being listed on the American Stock Exchange, we removed our common stock from being listed for trading on the Boston Stock Exchange.

Item 6.	E xhibits and Reports on Form 8-K.

(a)	Exhibits.

4.1

Promissory Note for $2,000,000, dated May 9, 2003, made by Bio-Imaging Technologies, Inc. in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 4.1 of our Form 10-QSB for the quarter ended March 31, 2003, filed on May 14, 2003.

10.1

Loan Agreement, dated May 9, 2003, by and between Bio-Imaging Technologies, Inc. and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 of our Form 10-QSB for the quarter ended March 31, 2003, filed on May 14, 2003.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(b)	Reports on Form 8-K.

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

BIO-IMAGING TECHNOLOGIES, INC.
DATE: August 14, 2003	By:	/s/ MARK L. WEINSTEIN

Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2003	By:	/s/ TED KAMINER

Ted Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)