Form 10QSB
period 2003-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2003-11-14
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of October 31, 2003:

Class	Number of Shares
Common Stock, $0.00025 par value	10,632,977

Transitional Small Business Disclosure Format (check one):    Yes:  ☐    No:  ☒

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

- i -

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,277,750	$2,563,266
Accounts receivable, net	4,954,707	3,927,770
Prepaid expenses and other current assets	479,503	398,523
Deferred income taxes	113,319	364,319

Total current assets	18,825,279	7,253,878

Property and equipment, net	4,368,299	3,611,299

Other assets	540,513	575,238

Total assets	$23,734,091	$11,440,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$839,588	$659,906
Accrued expenses and other current liabilities	1,796,298	1,364,128
Deferred revenue	3,941,180	3,264,660
Current maturities of capital lease obligations and convertible note	634,724	585,206

Total current liabilities	7,211,790	5,873,900
Long-term capital lease obligations and convertible note	1,080,724	1,379,385
Other liability	—	567,722

Total liabilities	8,292,514	7,821,007

Stockholders’ equity:
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 10,632,852 shares at September 30, 2003 and 8,427,653 shares at December 31, 2002	2,658	2,107
Additional paid-in capital	20,099,068	9,405,412
Accumulated deficit	(4,660,149)	(5,788,111)

Stockholders’ equity	15,441,577	3,619,408

Total liabilities and stockholders’ equity	$23,734,091	$11,440,415

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Service revenues	$15,922,710	$12,625,857
Reimbursement revenues	2,289,141	2,616,468

Total revenues	18,211,851	15,242,325

Cost and expenses:
Cost of revenues	12,246,484	10,775,874
General and administrative expenses	2,937,716	1,960,614
Sales and marketing expenses	1,501,868	1,267,928

Total cost and expenses	16,686,068	14,004,416

Income from operations	1,525,783	1,237,909
Interest expense - net	(101,409)	(81,233)

Income before income tax	1,424,374	1,156,676
Income tax provision	(296,412)	(156,514)

Net income	$1,127,962	$1,000,162

Basic earnings per common share	$0.13	$0.12

Weighted average number of common shares	8,805,713	8,341,046

Diluted earnings per common share	$0.11	$0.11

Weighted average number of common shares and dilutive common equivalent shares	10,309,348	9,589,490

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended September 30,
	2003	2002
Service revenues	$5,462,240	$4,368,291
Reimbursement revenues	875,709	1,073,754

Total revenues	6,337,949	5,442,045

Cost and expenses:
Cost of revenues	4,170,449	3,823,477
General and administrative expenses	1,026,504	678,121
Sales and marketing expenses	520,669	412,257

Total cost and expenses	5,717,622	4,913,855

Income from operations	620,327	528,190
Interest expense - net	(31,036)	(31,152)

Income before income tax	589,291	497,038
Income tax provision	(62,417)	(84,750)

Net income	$526,874	$412,288

Basic earnings per common share	$0.06	$0.05

Weighted average number of common shares	9,132,327	8,395,057

Diluted earnings per common share	$0.05	$0.04

Weighted average number of common shares and dilutive common equivalent shares	10,782,284	9,785,475

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,127,962	$1,000,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769,115	602,678
Provision for deferred income taxes	251,000	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,026,937)	(373,021)
Increase in prepaid expenses and other current assets	(80,980)	(219,891)
Decrease (increase) in other assets	34,725	(133,031)
Increase (decrease) in accounts payable	179,682	(213,680)
Increase in accrued expenses and other current liabilities	532,122	643,729
Increase in deferred revenue	676,520	1,518,586

Net cash provided by operating activities	2,463,209	2,825,532

Cash flows from investing activities:
Purchases of property and equipment	(1,278,420)	(839,160)

Net cash used in investing activities	(1,278,420)	(839,160)

Cash flows from financing activities:
Payments under equipment lease obligations	(471,790)	(212,590)
Payments under promissory note	(125,000)	(125,000)
Proceeds from exercise of stock options	252,234	112,327
Net proceeds from private placement	9,874,251	—

Net cash provided by (used in) financing activities	9,529,695	(225,263)

Net increase in cash and cash equivalents	10,714,484	1,761,109
Cash and cash equivalents at beginning of period	2,563,266	499,710

Cash and cash equivalents at end of period	$13,277,750	$2,260,819

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$247,695	$1,016,348

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation:

The financial statements included in this Form 10-QSB have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair presentation of our financial position as of September 30, 2003 and December 31, 2002 and the results of our operations and our cash flows for the nine months and three months ended September 30, 2003 and 2002.

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

Note 2 – Stock-Based Compensation:

At September 30, 2003, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to account for stock-based employee compensation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$1,127,962	$1,000,162	$526,874	$412,288
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	$604,910	$153,358	$201,637	$51,119

Pro forma net income	$523,052	$846,804	$325,237	$361,169

Earnings per share:
Basic-as reported	$0.13	$0.12	$0.06	$0.05
Basic-pro forma	$0.06	$0.11	$0.04	$0.04

Diluted-as reported	$0.11	$0.11	$0.05	$0.04
Diluted-pro forma	$0.05	$0.09	$0.03	$0.04

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.73%	2.73%	2.73%	2.73%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	106%	107%	106%	107%
Expected life in years	6	6	6	6

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Earnings Per Share:

Basic earnings per common share for the nine months and three months ended September 30, 2003 and 2002 was calculated based upon net income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period. Diluted earnings per share for the nine months and three months ended September 30, 2003 and 2002 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

The computation of basic earnings per common share and diluted earnings per common share were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net income – basic	$1,127,962	$1,000,162	$526,874	$412,288
Interest expense on convertible note	31,381	42,965	14,111	18,642

Net income – diluted	$1,159,343	$1,043,127	$540,985	$430,930

Denominator – basic:
Weighted average number of common shares	8,805,713	8,341,046	9,132,327	8,395,057
Basic earnings per common	$0.13	$0.12	$0.06	$0.05

Denominator – diluted:
Weighted average number of common shares	8,805,713	8,341,046	9,132,327	8,395,057
Common share equivalents of outstanding stock options	1,368,579	660,634	1,514,637	801,465
Common share equivalents related to the convertible promissory note	135,056	587,810	135,320	588,953

Weighted average number of common shares and dilutive common equivalent shares	10,309,348	9,589,490	10,782,284	9,785,475

Diluted earnings per common share	$0.11	$0.11	$0.05	$0.04

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30 2002, 28,000 stock options have been excluded from the calculation of diluted earnings per common share as they are antidilutive. As of September 30, 2003, there are no stock options that are excluded from the calculation of diluted earnings per common share as they are all dilutive.

Note 4 - Long-term Debt:

On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets. Interest is payable at Wachovia Bank’s prime rate. The agreement requires us, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times. The committed line of credit matures June 30, 2004 and may be renewed on an annual basis. At September 30, 2003, we had no borrowings under the committed line of credit and are compliant with the debt covenants.

On October 1, 2001, we acquired effective control of the Intelligent Imaging™ business unit of Quintiles, Inc., a North Carolina corporation, referred to as Quintiles, and a wholly-owned subsidiary of Quintiles Transnational Corporation. The acquisition of Intelligent Imaging closed on October 25, 2001. In connection with the acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under a note, referred to as the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR (London Interbank Offering Rate) as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded $166,667 as a current liability, representing the November 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004, quarterly installments of principal.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The number of shares of our common stock into which the Quintiles Note may be converted is calculated by dividing the outstanding principal balance of the Quintiles Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of our common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At September 30, 2003, the Quintiles Note would have been convertible into 136,127 shares of our common stock. This was calculated by dividing the unpaid principal balance ($708,333 as of September 30, 2003) plus accrued interest ( $6,333 as of September 30, 2003), totaling $714,666, by $5.25 (75% of the average closing price of our common stock over the ten consecutive trading days ending on September 30, 2003).

Note 5 - Income Tax Provision:

Our income tax provision of $296,412 primarily relates to the utilization of our domestic deferred income taxes and an accrual for estimated income tax for our subsidiary in the Netherlands for the nine months ended September 30, 2003. During the third quarter, we changed our transfer pricing methodology to the cost-plus method. This change was applied retroactively to our inception and primarily resulted in the transfer of net operating losses previously recognized in the Netherlands to the United States. However, a valuation allowance was established against the deferred tax asset created by the net operating losses to reduce our net deferred tax asset to the amount that is more likely than not to be realized. Our effective tax rate has been reduced in light of this change in methodology, as we no longer expect to pay federal taxes in fiscal year 2003.

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the use of the liability method where deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities at currently enacted tax laws and rates. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Note 6 - Significant Events:

On September 15, 2003, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we issued and sold 1,762,000 shares of our common stock, par value of $0.00025 per share, at $6.125 per share, for an aggregate investment of $10,792,250. C.E. Unterberg, Towbin and Emerging Growth Equities Ltd. acted as our placement agents for this offering. We agreed to pay the placement agents cash commissions equal to six percent (6%) of the gross proceeds of this offering and a one percent (1%) non-accountable expense allowance. The net proceeds received from this financing of $9,874,251 are expected to be used for general corporate purposes.

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

Our sales cycle (the period from the presentation by us to a potential client to the engagement of us by such client) has historically been 12 months but is shortening as the awareness of these services increases and regulatory guidelines become better defined. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. No assurance can be made that our project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 68 clients encompassing 167 distinct projects for the nine months ended September 30, 2003. This compares to 65 clients encompassing 173 distinct projects for the nine months ended September 30, 2002. The decrease in the number of projects is primarily due to our sales and marketing efforts being focused on larger average value contracts.

Our contracted/committed backlog, referred to as Backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. The Backlog was approximately $40.2 million as of September 30, 2003. This compares to approximately $33.1 million as of September 30, 2002, an increase of 21.5%. Such contracts included in Backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our Backlog range from less than 3 months to 7 years. We do not believe that Backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s Backlog and/or contract cancellations may occur in a given period on contracts that were included in the previous reporting period’s Backlog.

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

Results of Operations

Nine Months Ended September 30, 2003 and 2002

	Nine Months Ended September 30, 2003	% of Total Revenue	Nine Months Ended September 30, 2002	% of Total Revenue	$ Change	% Change
Service revenues	$15,922,710	87.4%	$12,625,857	82.8%	$3,296,853	26.1%
Reimbursement Revenues	$2,289,141	12.6%	$2,616,468	17.2%	$(327,327)	(12.5)%

Total revenues	$18,211,851	100.0%	$15,242,325	100.0%	$2,969,526	19.5%

Cost of revenues	$12,246,484	67.2%	$10,775,874	70.7%	$1,470,610	13.6%
General and administrative expenses	$2,937,716	16.1%	$1,960,614	12.9%	$977,102	49.8%
Sales and marketing expenses	$1,501,868	8.2%	$1,267,928	8.3%	$233,940	18.5%

Total cost and expenses	$16,686,068	91.6%	$14,004,416	91.9%	$2,681,652	19.1%
Interest expense-net	$(101,409)	0.6%	$(81,233)	0.5%	$20,176	24.8%

Income before Income tax provision	$1,424,374	7.8%	$1,156,676	7.6%	$267,698	23.1%
Income tax provision	$(296,412)	1.6%	$(156,514)	1.0%	$139,898	89.4%

Net income	$1,127,962	6.2%	$1,000,162	6.6%	$127,800	12.8%

Service revenues for the nine months ended September 30, 2003 and 2002 were $15,922,710 and $12,625,857, respectively, an increase of $3,296,853 or 26.1%. The increase in service revenues was due to an increase in the dollar value of projects resulting from the overall market growth for medical imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 68 clients encompassing 167 distinct projects for the nine months ended September 30, 2003. This compares to 65 clients encompassing 173 distinct projects for the nine months ended September 30, 2002. The decrease in the number of projects is primarily due to our sales and marketing efforts being focused on larger average value contracts. One client encompassing four projects represented 12.7% of our service revenues for the nine months ended September 30, 2003, while for the comparable period last year, one client encompassing four projects represented 14.6% of our service revenues. No other client accounted for more than 10% of service revenues in each of the nine-month periods ended

September 30, 2003 and 2002. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of pass-through costs reimbursed by the customer. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the nine months ended September 30, 2003 and 2002 were $12,246,484 and $10,775,874, respectively, an increase of $1,470,610 or 13.6%. Cost of revenues for the nine months ended September 30, 2003 and the nine months ended September 30, 2002 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to an increase in staffing levels required for project related tasks for the nine months ended September 30, 2003.

The decrease in cost of revenues as a percentage of total revenues to 67.2% for the nine months ended September 30, 2003 from 70.7% for the nine months ended September 30, 2002 is primarily attributable to our increase in total revenues with a lesser increase in costs associated with project related costs. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the nine months ended September 30, 2003 and 2002 were $2,937,716 and $1,960,614, respectively, an increase of $977,102 or 49.8%. General and administrative expenses in each of the nine months ended September 30, 2003 and 2002 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase in general and administrative expenses is primarily attributable to an increase in personnel and professional services, with approximately 70% of the increase attributable to an increase in personnel, including the addition of certain management positions, to support the growth in our service revenues, and approximately 18% of the increase attributable to an increase in professional services associated with general corporate matters including increased legal, accounting, and regulatory compliance demands on public companies.

The increase in general and administrative expenses as a percentage of total revenues to 16.1% for the nine months ended September 30, 2003 from 12.9% for the nine months ended September 30, 2002 is primarily due to an increase in personnel to support the growth in our service revenues as well as an increase in our professional service fees.

Sales and marketing expenses for the nine months ended September 30, 2003 and 2002 were $1,501,868 and $1,267,928, respectively, an increase of $233,940 or 18.5%. Sales and marketing expenses in each of the nine months ended September 30, 2003 and September 30, 2002 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. The increase in sales and marketing expenses is primarily attributable to higher sales commission commensurate with the increase in service revenue during this period, increased trade show attendance and increased marketing expenses, with approximately 38% of the increase attributable to the higher sales commission, approximately 29% of the increase attributable to the increase in trade show attendance and approximately 26% of the increase attributable to the increase in marketing expenses.

Sales and marketing expenses as a percentage of total revenues of 8.2% for the nine months ended September 30, 2003 and 8.3% for the nine months ended September 30, 2002, essentially did not fluctuate.

Net interest expense for the nine months ended September 30, 2003 and 2002 was $101,409 and $81,233, respectively, an increase of $20,176 or 24.8%. This increase is primarily due to interest expense incurred on additional equipment lease obligations in the nine months ended September 30, 2003. Net interest expense for the nine months ended September 30, 2003 and 2002 resulted from interest expense incurred on equipment lease obligations and the promissory note issued by us to Quintiles, Inc., referred to as the Quintiles Note.

Our income tax provision for the nine months ended September 30, 2003 and 2002 was $296,412 and $156,514, respectively, an increase of $139,898 or 89.4%. Our effective tax rate for the nine months ended September 30, 2003 and 2002 was 20.8% and 13.5%, respectively. The increase is primarily due to a tax benefit recognized in the prior year period partially offset by higher state income taxes in the same prior year period.

During the third quarter, we changed our transfer pricing methodology to the cost-plus method. This change was applied retroactively to our inception and primarily resulted in the transfer of net operating losses previously recognized in the Netherlands to the United States. Generally accepted accounting principles in the United States of America require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In weighing the available evidence, management believes that a valuation allowance should be established against the deferred tax asset created by the net operating losses to reduce our net deferred tax asset to the amount that is more likely than not to be realized. Additionally, until we utilize our net operating loss carryforwards, the income tax provision will reflect modest levels of foreign taxation.

Net income for the nine months ended September 30, 2003 and 2002 was $1,127,962 and $1,000,162, respectively, an increase of $127,800 or 12.8%. This increase in net income for the nine months ended September 30, 2003 was primarily attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services and the higher income tax provision for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002.

The decrease in net income as a percentage of total revenues to 6.2% for the nine months ended September 30, 2003 from 6.6% for the nine months ended September 30, 2002 is primarily due to the higher income tax provision for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002.

Three Months Ended September 30, 2003 and 2002

	Three Months Ended September 30, 2003	% of Total Revenue	Three Months Ended September 30, 2002	% of Total Revenue	$ Change	% Change
Service revenues	$5,462,240	86.2%	$4,368,291	80.3%	$1,093,949	25.0%
Reimbursement Revenues	$875,709	13.8%	$1,073,754	19.7%	$(198,045)	(18.4)%

Total revenues	$6,337,949	100.0%	$5,442,045	100.0%	$895,904	16.5%

Cost of revenues	$4,170,449	65.8%	$3,823,477	70.3%	$346,972	9.1%
General and administrative expenses	$1,026,504	16.2%	$678,121	12.5%	$348,383	51.4%
Sales and marketing Expenses	$520,669	8.2%	$412,257	7.6%	$108,412	26.3%

Total cost and Expenses	$5,717,622	90.2%	$4,913,855	90.3%	$803,767	16.4%
Interest expense-net	$(31,036)	0.5%	$(31,152)	0.6%	$(116)	(0.4)%

Income before income tax provision	$589,291	9.3%	$497,038	9.1%	$92,253	18.6%
Income tax provision	$(62,417)	1.0%	$(84,750)	1.6%	$(22,333)	(26.4)%

Net income	$526,874	8.3%	$412,288	7.6%	$114,586	27.8%

Service revenues for the three months ended September 30, 2003 and 2002 were $5,462,240 and $4,368,291, respectively, an increase of $1,093,949 or 25.0%. The increase in service revenues was due to an increase in the dollar value of projects resulting from the overall market growth for medical-imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 62 clients encompassing 143 distinct projects for the three months ended September 30, 2003. This compares to 61 clients encompassing 144 distinct projects for the three months ended September 30, 2002. The decrease in the number of projects is primarily due to our sales and marketing efforts being focused on larger average value contracts. Two clients encompassing seven projects represented 22.2% of our service revenues for the three months ended September 30, 2003, while for the comparable period last year, two clients encompassing seven projects represented 22.5% of our service revenues. No other client accounted for more than 10% of service revenues in each of the three-month periods ended September 30, 2003 and 2002. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of pass-through costs reimbursed by the customer. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the three months ended September 30, 2003 and 2002 were $4,170,449 and $3,823,477, respectively, an increase of $346,972 or 9.1%. Cost of revenues for the three months ended September 30, 2003 and three months ended September 30, 2002 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily attributable to an increase in staffing levels required for project related tasks for the three months ended September 30, 2003.

The decrease in the cost of revenues as a percentage of total revenues to 65.8% for the three months ended September 30, 2003 from 70.3% for the three months ended September 30, 2002 is primarily due to our increase in total revenues with a lesser increase in costs associated with project related tasks. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended September 30, 2003 and 2002 were $1,026,504 and $678,121, respectively, an increase of $348,383 or 51.4%. General and administrative expenses in each of the three months ended September 30, 2003 and 2002 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase in general and administrative expenses is primarily attributable to an increase in personnel and professional services, with approximately 68% of the increase attributable to an increase in personnel, including the addition of certain management positions, to support the growth in our service revenues, and approximately 21% of the increase attributable to an increase in professional services associated with general corporate matters including increased legal, accounting, and regulatory compliance demands on public companies.

The increase in general and administrative expenses as a percentage of total revenues to 16.2% for the three months ended September 30, 2003 from 12.5% for the three months ended September 30, 2002 is primarily due to an increase in personnel to support the growth in our service revenues as well as an increase in our professional service fees.

Sales and marketing expenses for the three months ended September 30, 2003 and 2002 were $520,669 and $412,257, respectively, an increase of $108,412 or 26.3%. Sales and marketing expenses in each of the three months ended September 30, 2003 and September 30, 2002 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. The increase in sales and marketing expenses is primarily attributable to higher sales commission commensurate with the increase in service revenue during this period, increased trade show attendance and increased marketing expenses, with approximately 26% of the increase attributable to the higher sales commission, approximately 31% of the increase attributable to the increase in trade show attendance and approximately 28% of the increase attributable to the increase in marketing expenses.

The increase in sales and marketing expenses as a percentage of total revenues to 8.2% for the three months ended September 30, 2003 from 7.6% for the three months ended September 30, 2002 is primarily due to increased marketing expenditures and trade show expenses.

Net interest expense for the three months ended September 30, 2003 and 2002 was $31,036 and $31,152, respectively, a decrease of $116 or 0.4%. This decrease is primarily due to less interest expense incurred on the Quintiles Note due to the decrease in the three-month LIBOR rate, used in the calculation of the interest due on the Quintiles Note, as compared to the same period last year. Net interest expense for the three months ended September 30, 2003 and 2002 resulted from interest expense incurred on equipment lease obligations and the Quintiles Note.

Income tax provision for the three months ended September 30, 2003 and 2002 was $62,417 and $84,750, respectively, a decrease of $22,333 or 26.4%. Our effective tax rate for the three months ended September 30, 2003 and 2002 was 10.6% and 17.1%, respectively. The decrease is primarily due to the change in transfer pricing methodology enacted in the third quarter of 2003, which resulted in no federal taxes being payable in fiscal year 2003.

During the third quarter, we changed our transfer pricing methodology to the cost-plus method. This change was applied retroactively to our inception and primarily resulted in the transfer of net operating losses previously recognized in the Netherlands to the United States. Generally accepted accounting principles in the United States of America require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. In weighing the available evidence, management believes that a valuation allowance should be established against the deferred tax asset created by the net operating losses to reduce our net deferred tax asset to the amount that is more likely than not to be realized. Additionally, until we utilize our net operating loss carryforwards, the income tax provision will reflect modest levels of foreign taxation.

Net income for the three months ended September 30, 2003 and 2002 was $526,874 and $412,288, respectively, an increase of $114,586 or 27.8%. This increase in net income for the three months ended September 30, 2003 was primarily attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services and an increase in personnel and professional service.

The increase in net income as a percentage of total revenues to 8.3% for the three months ended September 30, 2003 from 7.6% for the three months ended September 30, 2002 is primarily due to our increase in total revenues with a lesser increase in costs associated with project related tasks.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net cash provided by operating activities	$2,463,209	$2,825,532
Net cash used in investing activities	$(1,278,420)	$(839,160)
Net cash provided by (used in) financing activities	$9,529,695	$(225,263)

At September 30, 2003, we had cash and cash equivalents of $13,277,750. Working capital at September 30, 2003 was $11,613,489.

Net cash provided by operating activities for the three months ended September 30, 2003 includes net income of $1,127,962, an adjustment to reflect $769,115 of non-cash depreciation and amortization charges and reflects the impact of changes in certain of our operating assets and liabilities, such as, an increase of $676,520 in deferred revenue and $532,122 in accrued expenses and other current liabilities, offset by an increase in accounts receivable of $1,026,937.

Net cash used in investing activities represents our investment in capital and leasehold improvements. We currently anticipate that capital expenditures for the remainder of fiscal year ending December 31, 2003 will be approximately $250,000. These expenditures represent additional upgrades in our networking, data storage and core laboratory capabilities for both the United States and European operations.

Net cash provided by financing activities is primarily attributable to $9,874,251 of net proceeds from the issuance of 1,762,000 shares of our common stock in a private placement to certain institutional investors on September 15, 2003 at a price of $6.125 per share.

The following table lists our cash contractual obligations as of September 30, 2003:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Capital Lease Obligations	$1,007,115	$468,057	$539,058	—	—
Quintiles Note	$708,333	$166,667	$541,666	—	—
Facility Rent Operating Leases	$5,307,862	$861,378	$2,394,767	$1,516,224	$535,493

Total Contractual Cash Obligations	$7,023,310	$1,496,102	$3,475,491	$1,516,224	$535,493

On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets. Interest is payable at Wachovia Bank’s prime rate. The agreement requires us, among other things, to maintain a debt service coverage ratio not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times. The committed line of credit matures June 30, 2004 and may be renewed on an annual basis. At September 30, 2003, we had no borrowings under the committed line of credit and are compliant with the debt covenants.

In connection with our acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR as published from time to time in the Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded $166,667 as a current liability, representing the November 1, 2003, February 1, 2004, May 1, 2004 and August 1, 2004, quarterly installments of principal.

On September 15, 2003, we consummated a private placement of 1,762,000 shares of our common stock to certain institutional investors at a purchase price of $6.125 per share, for an aggregate investment of $10,792,250. C.E. Unterberg, Towbin and Emerging Growth Equities Ltd. acted as our placement agents for this offering. We agreed to pay the placement agents cash commissions equal to six percent (6%) of the gross proceeds of this offering and a one percent (1%) non-accountable expense allowance. We expect to use the net proceeds received from this financing of $9,874,251 for general corporate purposes.

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

We anticipate that our existing capital resources together with cash flow from operations and borrowing capacity under the existing line of credit, will be sufficient to meet our foreseeable cash needs. There can be no assurance, however, that our operating results will continue to achieve profitability on an annual basis in the future. The inherent operational risks associated with: (i) our ability to gain new client contracts; (ii) the variability of the timing of payments on existing client contracts; and (iii) other changes in our operating assets and liabilities, may have a material adverse affect on our future liquidity.

We may seek to raise additional capital from equity or debt sources in order to take advantage of unanticipated opportunities, such as more rapid expansion, acquisitions of complementary businesses or the development of new services. There can be no assurance that additional financing will be available, if at all, on terms acceptable to us.

Our fiscal 2003 and 2004 operating plans contain assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellation, or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate such effects. Such plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business. However, no assurance can be given that sufficient cash will be generated from operations.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. As of September 30, 2003, there have been no changes to such critical accounting policies and estimates.

Item 3. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2. Changes in Securities and Use of Proceeds

On September 15, 2003, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we issued and sold 1,762,000 shares of our common stock at $6.125 per share, for an aggregate investment of $10,792,250. C.E. Unterberg, Towbin and Emerging Growth Equities Ltd. acted as our placement agents for this offering. We agreed to pay the placement agents cash commissions equal to six percent (6%) of the gross proceeds of this offering and a one percent (1%) non-accountable expense allowance. The net proceeds received from this financing of $9,874,251 are expected to be used for general corporate purposes.

In connection with the private placement, we agreed to prepare and file with the SEC a registration statement on Form S-3 within thirty days after the closing. On October 15, 2003, we filed a registration statement on Form S-3 to register 4,441,714 shares of our common stock. This amount represents the shares of common stock sold in the September 15, 2003 private placement, as well as shares of common stock held by certain of our stockholders who had a contractual piggyback registration right to be included on the registration statement. As of October 31, 2003, costs associated with the preparation and filing of the registration statement totaled approximately $50,000.

The SEC has not yet declared the registration statement effective. Therefore, we anticipate that we will continue to incur costs associated with the filing of the registration statement before it is deemed effective. Upon the effectiveness of the registration statement, the shares of our common stock identified in the prospectus may be offered and sold from time to time by the selling stockholders or their pledgees, donees, transferees or other successors-in-interest through public or private transactions at prevailing market prices, at prices related to prevailing market prices or at privately negotiated prices.

In connection with the private placement, our directors and executive officers entered into a lock-up agreement whereby they agreed not to sell or otherwise dispose of shares of our common stock prior to the expiration of 180 days from the effective date of the registration statement, except for certain exemptions provided therein.

No underwriter was employed in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. Each of the purchasers were accredited investors as defined in the Securities Act, acquired the securities for investment purposes only and not with a view to distribution, and received adequate information about our company.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	Securities Purchase Agreement dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.1 of our Form 8-K for the issuance of our common shares in a private placement, filed on September 15, 2003.

10.2	Registration Rights Agreement dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.2 of our Form 8-K for the issuance of our common shares in a private placement, filed on September 15, 2003.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(b)	Reports on Form 8-K.

On August 13, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On September 15, 2003, we filed a Current Report on Form 8-K under Item 5, containing a copy of the Securities Purchase Agreement with certain institutional investors pursuant to which we issued and sold 1,762,000 shares of our common stock, par value of $0.00025 per share, at $6.125 per share.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: November 14, 2003	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2003	By:	/s/ Ted Kaminer
Ted Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)