Form 10QSB
period 2004-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2004-05-14
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of April 30, 2004:

Class	Number of Shares
Common Stock, $0.00025 par value	10,774,889

Transitional Small Business Disclosure Format (check one):    Yes:  ☐    No:  ☒

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

- i -

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

References in this Form 10-QSB to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.

Certain information and footnote disclosures required under generally accepted accounting principles in the Unites States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The results of operations for the interim periods presented in this Form 10-QSB are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,541,646	$13,289,453
Accounts receivable, net	6,119,561	4,429,117
Prepaid expenses and other current assets	649,872	573,978
Deferred income taxes	1,397,770	1,613,498

Total current assets	19,708,849	19,906,046

Property and equipment, net	4,871,808	4,661,720

Other assets	1,262,466	1,338,848

Total assets	$25,843,123	$25,906,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,120,615	$984,997
Accrued expenses and other current liabilities	1,153,803	1,602,806
Deferred revenue	3,050,204	3,070,359
Current maturities of capital lease obligations and convertible note	1,237,883	1,281,997

Total current liabilities	6,562,505	6,940,159
Long-term capital lease obligations	617,277	770,702
Deferred income taxes	661,018	661,018
Other liability	117,102	108,347

Total liabilities	7,957,902	8,480,226

Stockholders’ equity:
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 10,772,889 shares at March 31, 2004 and 10,710,481 shares at December 31, 2003	2,721	2,678
Additional paid-in capital	20,937,267	20,873,968
Accumulated deficit	(3,054,767)	(3,450,258)

Stockholders’ equity	17,885,221	17,426,388

Total liabilities and stockholders’ equity	$25,843,123	$25,906,614

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Service revenues	$5,933,551	$5,096,702
Reimbursement revenues	690,860	608,552

Total revenues	6,624,411	5,705,254

Cost and expenses:
Cost of revenues	4,265,108	3,946,893
General and administrative expenses	1,060,475	913,197
Sales and marketing expenses	651,047	451,215

Total cost and expenses	5,976,630	5,311,305

Income from operations	647,781	393,949
Interest income (expense) - net	16,698	(27,387)

Income before income tax provision	664,479	366,562
Income tax provision	268,988	110,000

Net income	$395,491	$256,562

Basic earnings per common share	$0.04	$0.03

Weighted average number of common shares	10,745,125	8,548,655

Diluted earnings per common share	$0.03	$0.03

Weighted average number of common shares and dilutive common equivalent shares	12,281,359	10,047,858

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$395,491	$256,562
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	428,446	241,521
Provision for deferred income taxes	215,728	—
Bad debt provision	(9,349)	—
Stock based compensation expense	3,426	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,681,095)	(95,461)
Increase in prepaid expenses and other current assets	(75,894)	(99,508)
Decrease in other assets	11,648	26,607
Increase in accounts payable	135,618	247,037
Decrease in accrued expenses and other current liabilities	(452,429)	(122,915)
(Decrease) increase in deferred revenue	(20,155)	766,842
Increase in other liabilities	8,755	—

Net cash (used in) provided by operating activities	(1,039,810)	1,220,685

Cash flows from investing activities:
Purchases of property and equipment	(573,800)	(380,720)

Net cash used in investing activities	(573,800)	(380,720)

Cash flows from financing activities:
Payments under equipment lease obligations	(155,872)	(120,374)
Payments under promissory note	(41,667)	(41,667)
Proceeds from exercise of stock options	63,342	68,606

Net cash used in financing activities	(134,197)	(93,435)

Net (decrease) increase in cash and cash equivalents	(1,747,807)	746,530
Cash and cash equivalents at beginning of period	13,289,453	2,563,266

Cash and cash equivalents at end of period	$11,541,646	$3,309,796

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$—	$135,000

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation:

The financial statements included in this Form 10-QSB have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair presentation of our financial position as of March 31, 2004 and December 31, 2003 and the results of our operations and our cash flows for the three months ended March 31, 2004 and 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Stock-Based Compensation:

At March 31, 2004, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan as of March 31, 2004 had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to account for stock-based employee compensation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the three months ended March 31,
	2004	2003
Net income, as reported	$395,491	$256,562
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$55,552	$77,567

Pro forma net income	$339,939	$178,995

Earnings per share:

Basic – as reported	$0.04	$0.03
Basic – pro forma	$0.03	$0.02

Diluted – as reported	$0.03	$0.03
Diluted – pro forma	$0.03	$0.02

We have an employment agreement with an executive officer that provided for the granting of 30,000 restricted shares of Common Stock to the executive officer on January 31, 2005. We accrued $3,426 of stock based compensation expense during the three months ended March 31, 2004.

Note 3 - Earnings Per Share:

Basic earnings per common share for the three months ended March 31, 2004 and 2003 was calculated based upon net income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period. Diluted earnings per share for the three months ended March 31, 2004 and 2003 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic earnings per common share and diluted earnings per common share was as follows:

	For the three months ended March 31,
	2004	2003
Net income – basic	$395,491	$256,562
Interest expense on convertible note	11,565	16,637

Net income – diluted	$407,056	$273,199

Denominator – basic:
Weighted average number of common shares	10,745,125	8,548,655
Basic earnings per common share	$0.04	$0.03

Denominator – diluted:
Weighted average number of common shares	10,745,125	8,548,655
Common share equivalents of outstanding stock options	1,402,077	1,208,457
Common share equivalents related to the convertible promissory note	134,157	290,746

Weighted average number of common shares and dilutive common equivalent shares	12,281,359	10,047,858

Diluted earnings per common share	$0.03	$0.03

As of March 31 2004, options to purchase 206,100 shares of our common stock have been excluded from the calculation of diluted earnings per common share as they are antidilutive. As of March 31, 2003, there are no stock options that are excluded from the calculation of diluted earnings per common share as they are all dilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Long-term Debt:

On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets. Interest is payable at Wachovia Bank’s prime rate. The agreement requires us, among other things, to maintain a debt service coverage ratio of not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times. The committed line of credit matures June 30, 2004 and may be renewed on an annual basis. At March 31, 2004, we had no borrowings under the committed line of credit and are compliant with the debt covenants.

On October 1, 2001, we acquired effective control of the Intelligent Imaging™ business unit of Quintiles, Inc., a North Carolina corporation, referred to as Quintiles, and a wholly-owned subsidiary of Quintiles Transnational Corporation. The acquisition of Intelligent Imaging closed on October 25, 2001. In connection with the acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under a note, referred to as the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR (London Interbank Offering Rate) as published from time to time in The Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded the balance of the Quintiles Note of $624,997 as a current liability as of March 31, 2004.

The number of shares of our common stock into which the Quintiles Note may be converted is calculated by dividing the outstanding principal balance of the Quintiles Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of our common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At March 31, 2004, the Quintiles Note would have been convertible into 134,823 shares of our common stock. This was calculated by dividing the unpaid principal balance ($624,997 as of March 31, 2004) plus accrued interest ($4,626 as of March 31, 2004), totaling $629,623, by $4.67 (75% of the average closing price of our common stock over the ten consecutive trading days ending on March 31, 2004). Under the formula contained in the Quintiles Note, at the minimum price per share of $0.906, the maximum number of shares of our common stock to be issued to Quintiles, based upon the outstanding principal amount and accrued interest at March 31, 2004, would be 694,948 shares.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Business Segments

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. In November 2003, we acquired the intellectual property of CapMed Corporation, accordingly, we now have two reportable segments: pharmaceutical contract services and CapMed. Our pharmaceutical contract service segment provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. Our CapMed segment offers a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The operating segments are managed separately because each offers different services and applications to different markets. Our management evaluates performance based upon operating earnings or losses before interest and income taxes.

Summarized financial information concerning our reportable segments is shown in the following table:

(in thousands)	Pharmaceutical Contract Services	CapMed	Consolidated Total
For the three months ended March 31, 2004
Total revenues	$6,619	$5	$6,624
Total cost and expenses	$5,794	$182	$5,976
Income (loss) from operations	$825	$(177)	$648
Segment assets at March 31, 2004	$24,988	$855	$25,843

For the three months ended March 31, 2003
Total revenues	$5,705	—	$5,705
Total cost and expenses	$5,311	—	$5,311
Income from operations	$394	—	$394
Segment assets at March 31, 2003	$12,630	—	$12,630

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 64 clients encompassing 147 distinct projects for the three months ended March 31, 2004. This compares to 46 clients encompassing 115 distinct projects for the three months ended March 31, 2003.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was approximately $42.6 million as of March 31, 2004. This compares to approximately $36.3 million as of March 31, 2003, an increase of 17.4% Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as an indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

In November 2003, we acquired the intellectual property of CapMed Corporation, located in Wilmington, Delaware, including the Personal Health Record software, referred to as PHR, and the patent-pending Personal HealthKey™ technology. The PHR is a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The Personal HealthKey™ plugs into a computer’s USB port, allowing doctors and patients easy access to the patient’s medical record without the need for additional hardware or software, and it is password protected. The negotiations between us and CapMed were conducted on an arms-length basis. In connection with the acquisition, CapMed received aggregate consideration of $550,000, consisting of $211,828 in cash paid directly to CapMed’s creditors and $338,171 of our common stock, which amounted to a total of 51,724 shares, of which 40,361 were issued to CapMed and 11,363 were issued to an escrow agent pursuant to the terms of the acquisition.

We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We believe that continued emphasis on improving patient care and reducing cost will contribute to the growth of the personal electronic medical records market.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31, 2004	% of Total Revenue	Three Months Ended March 31, 2003	% of Total Revenue	$ Change	% Change
Service revenues	$5,933,551	89.6%	$5,096,702	89.3%	$836,849	16.4%
Reimbursement Revenues	$690,860	10.4%	$608,552	10.7%	$82,308	13.5%

Total revenues	$6,624,411	100.0%	$5,705,254	100.0%	$919,157	16.1%

Cost of revenues	$4,265,108	64.4%	$3,946,893	69.2%	$318,215	8.1%
General and administrative expenses	$1,060,475	16.0%	$913,197	16.0%	$147,278	16.1%
Sales and marketing Expenses	$651,047	9.8%	$451,215	7.9%	$199,832	44.3%

Total cost and Expenses	$5,976,630	90.2%	$5,311,305	93.1%	$665,325	12.5%
Interest income (expense)-net	$16,698	0.3%	$(27,387)	(0.5)%	$44,085	161.0%

Income before income tax provision	$664,479	10.0%	$366,562	6.4%	$297,917	81.3%
Income tax provision	$268,988	4.1%	$110,000	1.9%	$158,988	144.5%

Net income	$395,491	6.0%	$256,562	4.5%	$138,929	54.2%

Service revenues for the three months ended March 31, 2004 and 2003 were $5,933,551 and $5,096,702, respectively, an increase of $836,849 or 16.4%. The increase in service revenues was due to an increase in the number of projects resulting from the overall market growth for medical-imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 64 clients encompassing 147 distinct projects for the three months ended March 31, 2004. This compares to 46 clients encompassing 115 distinct projects for the three months ended March 31, 2003. Two clients, Eli Lilly and Company and Amgen Inc., encompassing 18 projects represented 21.8% of our service revenues for the three months ended March 31, 2004, while for the comparable period last year, two clients encompassing six projects represented 27.4% of our service revenues. No other client accounted for more than 10% of service revenues in each of the three-month periods ended March 31, 2004 and 2003. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of pass-through costs reimbursed by the customer. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the three months ended March 31, 2004 and 2003 was $4,265,108 and $3,946,893, respectively, an increase of $318,215 or 8.1%. The increase in cost of revenues is substantially all due to the variable costs associated with the increase in staffing levels required for project related tasks due to the increase in revenues for the three months ended March 31, 2004. Cost of revenues for the three months ended March 31, 2004 and three months ended March 31, 2003 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. We expect that our cost of revenues will continue to increase in fiscal 2004 as revenue increases.

The decrease in the cost of revenues as a percentage of total revenues to 64.4% for the three months ended March 31, 2004 from 69.2% for the three months ended March 31, 2003 is primarily due to our increase in total revenues with a lesser increase in costs associated with project related tasks. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended March 31, 2004 and 2002 were $1,060,475 and $913,197, respectively, an increase of $147,278 or 16.1%. The increase is primarily due to an increase in personnel to support the growth in our service revenues and also includes approximately $73,000 of expenses associated with CapMed. General and administrative expenses in each of the three months ended March 31, 2004 and 2003 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase in fiscal 2004 as revenue increases.

General and administrative expenses as a percentage of total revenues remained constant at 16.0% for the three months ended March 31, 2004 and 2003.

Sales and marketing expenses for the three months ended March 31, 2004 and 2003 were $651,047 and $451,215, respectively, an increase of $199,832 or 44.3%. The increase is primarily due to an increase in personnel as we focus on gaining more market share and also includes approximately $109,000 of expenses associated with CapMed. Sales and marketing expenses in each of the three months ended March 31, 2004 and March 31, 2003 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2004 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 9.8% for the three months ended March 31, 2004 from 7.9% for the three months ended March 31, 2003 is primarily due to increased personnel expenses.

Net interest income for the three months ended March 31, 2004 was $16,698 and net interest expense for the three months ended March 31, 2003 was $27,387, an increase of $44,085 or 161.0%. This increase is primarily due to interest income earned on a higher average cash balance for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Net interest income and expense for the three months ended March 31, 2004 and 2003 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations and the Quintiles Note.

Income before income taxes was $664,479 for the three months ended March 31, 2004 and $366,562 for the three months ended March 31, 2003, an increase of $297,917 or 81.3%. The increase was attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services.

The increase in income before income taxes as a percentage of total revenues to 10.0% for the three months ended March 31, 2004 from 6.4% for the three months ended March 31, 2003 is primarily due to increased revenues associated with an increase in services performed on projects for which we were contracted with a lesser increase in costs of revenue as a percentage of total revenues for the three months ended March 31, 2004.

Income tax provision for the three months ended March 31, 2004 and 2003 was $268,988 and $110,000, respectively, an increase of $158,988 or 144.5%. The increase is primarily due to the increase in our estimated effective tax rate for 2004 of approximately 40% as compared to approximately 30% for the three months ending March 31, 2003.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and CapMed, in “Note 5 – Business Segments” to our Consolidated Financial Statements in this Form 10-QSB. The quarter ended March 31, 2004 is the first full quarter of operations of our CapMed business segment as we acquired the intellectual property of CapMed Corporation in November 2003. During the quarter ended March 31, 2004, we had CapMed segment sales of approximately $5,000 and total costs and expenses of approximately $182,000, consisting of approximately $109,000 of sales and marketing expenses and approximately $73,000 of general and administrative expenses.

Liquidity and Capital Resources

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net cash(used in) provided by operating activities	$(1,039,810)	$1,220,685
Net cash used in investing activities	$(573,800)	$(380,720)
Net cash used in financing activities	$(134,197)	$(93,435)

At March 31, 2004, we had cash and cash equivalents of $11,541,646. Working capital at March 31, 2004 was $13,146,344.

Net cash used in operating activities for the three months ended March 31, 2004 was $1,039,810 as compared to net cash provided by operating activities of $1,220,685 for the three months ended March 31, 2003. This decrease is primarily due to the increase in accounts receivable of $1,681,095 at March 31, 2004 from December 31, 2003, offset by the higher depreciation and amortization expense of $428,446 and the provision for deferred income taxes of $215,728.

Net cash used in investing activities represents our investment in capital and leasehold improvements. We currently anticipate that capital expenditures for the remainder of fiscal year ending December 31, 2004 will be approximately $1,400,000. These expenditures represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations.

Net cash used in financing activities is primarily attributable to payments under equipment lease obligations and the Quintiles Note.

The following table lists our cash contractual obligations as of March 31, 2004:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—

Capital lease obligations	$1,230,163	$612,886	$617,277	—	—

Facility rent operating leases	$5,301,188	$939,743	$2,757,663	$1,425,284	$178,498

Purchase obligations	—	—	—	—	—

Employment agreements	$375,000	$375,000	—	—	—

Quintiles Note	$624,997	$624,997	—	—	—

Total contractual cash obligations	$7,531,348	$2,552,626	$3,374,940	$1,425,284	$178,498

On May 9, 2003, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for a committed line of credit of $2,000,000, collateralized by our assets. Interest is payable at Wachovia Bank’s prime rate. The agreement requires us, among other things, to maintain a debt service coverage ratio not less than 1.25 to 1.00, measured annually and a liquidity ratio of not less than 2.00 to 1.00 at all times. The committed line of credit matures June 30, 2004 and may be renewed on an annual basis. During the three months ended and at March 31, 2004, we had no borrowings under the committed line of credit and are compliant with the debt covenants. On May 4, 2004, we executed a commitment letter with Wachovia Bank to renew and amend the committed line of credit to an unsecured $5,000,000.

In connection with our acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR as published from time to time in The Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded the balance of the Quintiles Note of $624,997 as a current liability.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. As of March 31, 2004, there have been no changes to such critical accounting policies and estimates.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of March 31, 2004, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control over financial reporting. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

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

On February 4, 2004, we furnished a Current Report on Form 8-K under Item 12, containing a copy of our earnings release for the fourth quarter and year ended December 31, 2003 (including financial statements).

On January 5, 2004, we filed a Current Report on Form 8-K under Item 9, reporting that certain of our directors entered into trading plans pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: May 14, 2004	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 14, 2004	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)