Form 10QSB
period 2004-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2004-08-13
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of July 31, 2004:

Class	Number of Shares
Common Stock, $0.00025 par value	10,822,717

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$12,513,936	$13,289,453
Accounts receivable, net	5,848,753	4,429,117
Prepaid expenses and other current assets	581,699	573,978
Deferred income taxes	1,108,401	1,613,498

Total current assets	20,052,789	19,906,046
Property and equipment, net	4,871,091	4,661,720
Other assets	1,306,041	1,338,848

Total assets	$26,229,921	$25,906,614

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,171,675	$984,997
Accrued expenses and other current liabilities	656,397	1,602,806
Deferred revenue	3,278,702	3,070,359
Current maturities of capital lease obligations and convertible note	1,178,384	1,281,997

Total current liabilities	6,285,158	6,940,159
Long-term capital lease obligations	822,598	770,702
Deferred income taxes	615,704	661,018
Other liability	121,962	108,347

Total liabilities	7,845,422	8,480,226

Commitments and Contingencies

Stockholders’ equity:
Preferred stock - $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at June 30, 2004 and at December 31, 2003	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 10,822,717 shares at June 30, 2004 and 10,710,481 shares at December 31, 2003	2,706	2,678
Additional paid-in capital	21,020,185	20,873,968
Accumulated deficit	(2,638,392)	(3,450,258)

Stockholders’ equity	18,384,499	17,426,388

Total liabilities and stockholders’ equity	$26,229,921	$25,906,614

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
Service revenues	$12,440,249	$10,460,470
Reimbursement revenues	1,538,954	1,413,432

Total revenues	13,979,203	11,873,902

Cost and expenses:
Cost of revenues	8,896,840	8,076,035
General and administrative expenses	2,217,420	1,911,212
Sales and marketing expenses	1,503,482	981,199

Total cost and expenses	12,617,742	10,968,446

Income from operations	1,361,461	905,456
Interest income (expense) - net	8,953	(70,373)

Income before income tax provision	1,370,414	835,083
Income tax provision	558,548	233,995

Net income	$811,866	$601,088

Basic earnings per common share	$0.08	$0.07

Weighted average number of common shares	10,772,342	8,640,673

Diluted earnings per common share	$0.07	$0.06

Weighted average number of common shares and dilutive common equivalent shares	12,278,851	10,119,908

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended June 30,
	2004	2003
Service revenues	$6,506,698	$5,363,768
Reimbursement revenues	848,094	804,880

Total revenues	7,354,792	6,168,648

Cost and expenses:
Cost of revenues	4,631,732	4,129,142
General and administrative expenses	1,156,945	998,015
Sales and marketing expenses	852,435	529,984

Total cost and expenses	6,641,112	5,657,141

Income from operations	713,680	511,507
Interest expense - net	7,745	42,986

Income before income tax provision	705,935	468,521
Income tax provision	289,560	123,995

Net income	$416,375	$344,526

Basic earnings per common share	$0.04	$0.04

Weighted average number of common shares	10,799,852	8,731,936

Diluted earnings per common share	$0.04	$0.03

Weighted average number of common shares and dilutive common equivalent shares	12,235,437	10,298,561

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$811,866	$601,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	856,980	488,305
Provision for deferred income taxes	592,195	—
Bad debt provision	15,813	—
Stock based compensation expense	6,852	19,414
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,435,449)	(252,979)
Increase in prepaid expenses and other current assets	(7,721)	(169,338)
(Increase) decrease in other assets	(68,317)	11,713
Increase in accounts payable	186,678	171,530
(Decrease) increase in accrued expenses and other current liabilities	(953,261)	85,982
Increase in deferred revenue	208,343	897,257
Decrease in other liabilities	(77,013)	—

Net cash provided by operating activities	136,966	1,852,972

Cash flows from investing activities:
Purchases of property and equipment	(965,227)	(696,782)

Net cash used in investing activities	(965,227)	(696,782)

Cash flows from financing activities:
Payments under equipment lease obligations	(307,950)	(317,280)
Payments under promissory note	(83,334)	(83,334)
Proceeds from sales leaseback	339,567	—
Proceeds from exercise of stock options	104,461	174,907

Net cash provided by (used in) financing activities	52,744	(225,707)

Net (decrease) increase in cash and cash equivalents	(775,517)	930,483
Cash and cash equivalents at beginning of period	13,289,453	2,563,266

Cash and cash equivalents at end of period	$12,513,936	$3,493,749

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$339,567	$231,044

See Notes to Consolidated Financial Statements

-5

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for the fair presentation of the results for the interim periods.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Stock-Based Compensation:

At June 30, 2004, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan as of June 30, 2004 had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to account for stock-based employee compensation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$811,866	$601,088	$416,375	$344,526
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,852	19,414	3,426	3,426
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(226,516)	(174,547)	(113,258)	(80,993)

Pro forma net income	$592,202	$445,955	$306,543	$266,959

Earnings per share:
Basic-as reported	$0.08	$0.07	$0.04	$0.04
Basic-pro forma	$0.06	$0.05	$0.03	$0.03

Diluted-as reported	$0.07	$0.06	$0.04	$0.03
Diluted-pro forma	$0.05	$0.04	$0.03	$0.03

We have an employment agreement with an executive officer that provided for the granting of 30,000 restricted shares of Common Stock to the executive officer on January 31, 2005. We accrued $6,852 and $19,414 of stock based compensation expense during the six months ended June 30, 2004 and 2003, respectively. We accrued $3,426 of stock based compensation expense during each of the three months ended June 30, 2004 and 2003.

Note 3 - Earnings Per Share:

Basic earnings per common share for the six months and three months ended June 30, 2004 and 2003 was calculated based upon net income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period. Diluted earnings per share for the six months and three months ended June 30, 2004 and 2003 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic earnings per common share and diluted earnings per common share was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income – basic	$811,866	$601,088	$416,375	$344,526
Interest expense on convertible note	19,606	24,770	12,667	15,633

Net income – diluted	$831,472	$625,858	$429,042	$360,159

Denominator – basic:
Weighted average number of common shares	10,772,342	8,640,673	10,799,852	8,731,936

Basic earnings per common	$0.08	$0.07	$0.04	$0.03

Denominator – diluted:
Weighted average number of common shares	10,772,342	8,640,673	10,799,852	8,731,936
Common share equivalents of outstanding stock options	1,346,553	1,295,551	1,275,078	1,382,644
Common share equivalents related to the convertible promissory note	159,956	183,684	160,507	183,981

Weighted average number of common shares common shares and dilutive common equivalent shares	12,278,851	10,119,908	12,235,437	10,298,561

Diluted earnings per common share	$0.07	$0.06	$0.04	$0.03

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30 2004, options to purchase 206,100 shares of our common stock have been excluded from the calculation of diluted earnings per common share as they were all antidilutive. As of June 30, 2003, there were no stock options that are excluded from the calculation of diluted earnings per common share as they are all dilutive.

Note 4 - Long-term Debt:

On May 15, 2004, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2005 and may be renewed on an annual basis. At June 30, 2004, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

On October 1, 2001, we acquired effective control of the Intelligent Imaging™ business unit of Quintiles, Inc., a North Carolina corporation, referred to as Quintiles, and a wholly-owned subsidiary of Quintiles Transnational Corporation. The acquisition of Intelligent Imaging closed on October 25, 2001. In connection with the acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under a note, referred to as the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR (London Interbank Offering Rate) as published from time to time in The Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded the balance of the Quintiles Note of $583,330 as a current liability as of June 30, 2004.

The number of shares of our common stock into which the Quintiles Note may be converted is calculated by dividing the outstanding principal balance of the Quintiles Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of our common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At June 30, 2004, the Quintiles Note would have been convertible into 161,081 shares of our common stock. This was calculated by dividing the unpaid principal balance ($583,330 as of June 30, 2004) plus accrued interest ($6,225 as of June 30, 2004), totaling $589,555, by $3.66 (75% of the average closing price of our common stock over the ten consecutive trading days ending on June 30, 2004). Under the formula contained in the Quintiles Note, at the minimum price per share of $0.906, the maximum number of shares of our common stock to be issued to Quintiles, based upon the outstanding principal amount and accrued interest at June 30, 2004, would be 650,723 shares.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 23, 2004, we entered into a $339,567 sale-leaseback transaction whereby we sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was no gain or loss recorded on the sale. The lease term is 3 years with an interest rate of 5.35%.

Note 5 – Business Segments

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. In November 2003, we acquired the intellectual property of CapMed Corporation. Accordingly, we now have two reportable segments: pharmaceutical contract services and the CapMed division. Our pharmaceutical contract service segment provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. Our CapMed segment offers a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The operating segments are managed separately because each offers different services and applications to different markets. Our management evaluates the performance of each segment based upon operating earnings or losses before interest and income taxes.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summarized financial information concerning our reportable segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Consolidated Total
For the six months ended June 30, 2004
Total revenues	$13,972,589	$6,614	$13,979,203
Total cost and expenses	$12,195,692	$422,050	$12,617,742
Income (loss) from operations	$1,776,897	$(415,436)	$1,361,461

For the six months ended June 30, 2003
Total revenues	$11,873,902	—	$11,873,902
Total cost and expenses	$10,968,446	—	$10,968,446
Income from operations	$905,456	—	$905,456

For the three months ended June 30, 2004
Total revenues	$7,352,789	$2,003	$7,354,792
Total cost and expenses	$6,401,455	$239,657	$6,641,112
Income (loss) from operations	$951,334	$(237,654)	$713,680

For the three months ended June 30, 2003
Total revenues	$6,168,648	—	$6,168,648
Total cost and expenses	$5,657,141	—	$5,657,141
Income from operations	$511,507	—	$511,507

Segment assets at June 30, 2004	$25,240,251	$989,670	$26,229,921
Segment assets at June 30, 2003	$13,221,023	—	$13,221,023

Our foreign customers accounted for approximately 15% and 13% of service revenues for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, our foreign customers accounted for approximately 13% and 17% of service revenues, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a healthcare contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. We specialize in assisting our clients in the design and management of the medical-imaging component of clinical trials for all imaging modalities, including computerized tomography, magnetic resonance imaging, x-rays, dual energy x-ray absorptiometry, position emission tomography, single photon emission computerized tomography and ultrasound. We provide services that include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. We also offer a service called Bio-Imaging ET&CSM, which focuses on education, training and certification for medical imaging equipment, facilities and staff.

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 71 clients encompassing 167 distinct projects for the six months ended June 30, 2004. This compares to 53 clients encompassing 130 distinct projects for the six months ended June 30, 2003.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was approximately $44.8 million as of June 30, 2004. This compares to approximately $37.9 million as of June 30, 2003, an increase of 18.2%. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as an indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

Certain matters discussed in this Form 10-QSB are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the demand for our services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from our marketing efforts and increased use of digital medical images in clinical trials and our statements regarding the growth of the personal electronic medical records are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-QSB and expressed from time to time in our filings with the Securities and Exchange Commission, as well as the risk factors set forth in our most recent Form 10-KSB, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30, 2004	% of Total Revenue	Six Months Ended June 30, 2003	% of Total Revenue	$ Change	% Change
Service revenues	$12,440,249	89.0%	$10,460,470	88.1%	$1,979,779	18.9%
Reimbursement Revenues	1,538,954	11.0%	1,413,432	11.9%	125,522	8.9%

Total revenues	13,979,203	100.0%	11,873,902	100.0%	2,105,301	17.7%

Cost of revenues	8,896,840	63.6%	8,076,035	68.0%	820,805	10.2%
General and administrative expenses	2,217,420	15.9%	1,911,212	16.1%	306,208	16.0%
Sales and marketing expenses	1,503,482	10.8%	981,199	8.3%	522,283	53.2%

Total cost and expenses	12,617,742	90.3%	10,968,446	92.4%	1,649,296	15.0%
Interest income (expense)-net	8,953	0.1%	(70,373)	(0.6)%	79,326	112.7%

Income before income tax provision	1,370,414	9.8%	835,083	7.0%	535,331	64.1%
Income tax provision	558,548	4.0%	233,995	2.0%	324,553	138.7%

Net income	$811,866	5.8%	$601,088	5.1%	$210,778	35.1%

Service revenues for the six months ended June 30, 2004 and 2003 were $12,440,249 and $10,460,470, respectively, an increase of $1,979,779 or 18.9%. The increase in service revenues was due to an increase in the number of projects resulting from the overall market growth for medical-imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 71 clients encompassing 167 distinct projects for the six months ended June 30, 2004. This compares to 53 clients encompassing 130 distinct projects for the six months ended June 30, 2003. One client, Amgen, Inc., encompassing 10 projects represented 10.7% of our service revenues for the six months ended June 30, 2004, while for the comparable period last year one client, NPS Pharmaceuticals, encompassing four projects represented 13.3% of our service revenues. No other client accounted for more than 10% of service revenues in each of the six-month periods ended June 30, 2004 and 2003. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time. We believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the six months ended June 30, 2004 and 2003 was $8,896,840 and $8,076,035, respectively, an increase of $820,805 or 10.2%. The increase in cost of revenues is substantially all due to the variable costs associated with the increase in staffing levels required for project related tasks due to the increase in revenues for the six months ended June 30, 2004. Cost of revenues for the six months ended June 30, 2004 and six months ended June 30, 2003 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. We expect that our cost of revenues will continue to increase in fiscal 2004 as revenue increases.

The decrease in the cost of revenues as a percentage of total revenues to 63.6% for the six months ended June 30, 2004 from 68.0% for the six months ended June 30, 2003 is primarily due to our increase in total revenues with a lesser increase in costs associated with project related tasks. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the six months ended June 30, 2004 and 2003 were $2,217,420 and $1,911,212, respectively, an increase of $306,208 or 16.0%. The increase is primarily due to an increase in personnel to support the growth in our service revenues and also includes approximately $169,000 of expenses associated with the CapMed division.

General and administrative expenses in each of the six months ended June 30, 2004 and 2003 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase to support our operations in fiscal 2004 as revenue increases.

The decrease in general and administrative expenses as a percentage of total revenues to 15.9% for the six months ended June 30, 2004 from 16.1% for the six months ended June 30, 2003 is primarily due to a lesser increase in personnel to support the growth in our service revenues as compared to the increase in our total revenues.

Sales and marketing expenses for the six months ended June 30, 2004 and 2003 were $1,503,482 and $981,199, respectively, an increase of $522,283 or 53.2%. The increase is primarily due to an increase in expenses associated with tradeshow attendance of approximately 22%, increased in marketing expenses of approximately 11% and an increase in personnel of approximately 10% and also includes approximately $253,000 of expenses associated with the CapMed division. Sales and marketing expenses in each of the six months ended June 30, 2004 and June 30, 2003 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2004 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 10.8% for the six months ended June 30, 2004 from 8.3% for the six months ended June 30, 2003 is primarily due to increased expenses associated with tradeshow attendance, marketing and personnel.

Net interest income for the six months ended June 30, 2004 was $8,953 and net interest expense for the six months ended June 30, 2003 was $70,373, an increase of $79,326 or 112.7%. This increase is primarily due to interest income earned on a higher average cash balance for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Net interest income and expense for the six months ended June 30, 2004 and 2003 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations and the Quintiles Note.

Income before income taxes was $1,370,414 for the six months ended June 30, 2004 and $835,083 for the six months ended June 30, 2003, an increase of $535,331 or 64.1%. The increase was attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services.

The increase in income before income taxes as a percentage of total revenues to 9.8% for the six months ended June 30, 2004 from 7.0% for the six months ended June 30, 2003 is primarily due to increased revenues associated with an increase in services performed on projects for which we were contracted with a lesser increase in costs of revenue as a percentage of total revenues for the six months ended June 30, 2004.

Income tax provision for the six months ended June 30, 2004 and 2003 was $558,548 and $233,995, respectively, an increase of $324,553 or 138.7%. The increase is primarily due to the increase in our estimated effective tax rate for 2004 of approximately 41% as compared to approximately 28% for the six months ending June 30, 2003.

Three Months Ended June 30, 2004 and 2003

	Three Months Ended June 30, 2004	% of Total Revenue	Three Months Ended June 30, 2003	% of Total Revenue	$ Change	% Change
Service revenues	$6,506,698	88.5%	$5,363,768	87.0%	$1,142,930	21.3%
Reimbursement Revenues	848,094	11.5%	804,880	13.0%	43,214	5.4%

Total revenues	7,354,792	100.0%	6,168,648	100.0%	1,186,144	19.2%

Cost of revenues	4,631,732	63.0%	4,129,142	66.9%	502,590	12.2%
General and administrative expenses	1,156,945	15.7%	998,015	16.2%	158,930	15.9%
Sales and marketing Expenses	852,435	11.6%	529,984	8.6%	322,451	60.8%

Total cost and Expenses	6,641,112	90.3%	5,657,141	91. %	983,971	17.4%
Interest expense net	7,745	0.1%	42,986	0.6%	(35,241)	(82.0)%

Income before income tax provision	705,935	9.6%	468,521	7.6%	237,414	50.7%
Income tax provision	289,560	3.9%	123,995	1.0%	165,565	133.5%

Net income	$416,375	5.7%	$344,526	5.8%	$71,849	20.9%

Service revenues for the three months ended June 30, 2004 and 2003 were $6,506,698 and $5,363,768, respectively, an increase of $1,142,930 or 21.3%. The increase in service revenues was due to an increase in the number of projects resulting from the overall market growth for medical-imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 69 clients encompassing 153 distinct projects for the three months ended June 30, 2004. This compares to 50 clients encompassing 118 distinct projects for the three months ended June 30, 2003. There were no clients that accounted for more than 10% of our service revenues for the three months ended June 30, 2004, while for the comparable period last year, one client, NPS Pharmaceuticals, encompassing four projects represented 12.0% of our service revenues. No other client accounted for more than 10% of service revenues in each of the three-month periods ended June 30, 2004 and 2003. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the three months ended June 30, 2004 and 2003 was $4,631,732 and $4,129,142 respectively, an increase of $502,590 or 12.2%. The increase in cost of revenues is substantially all due to the variable costs associated with the increase in staffing levels required for project related tasks due to the increase in revenues for the three months ended June 30, 2004. Cost of revenues for the three months ended June 30, 2004 and three months ended June 30, 2003 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. We expect that our cost of revenues will continue to increase in fiscal 2004 as revenue increases.

The decrease in the cost of revenues as a percentage of total revenues to 63.0% for the three months ended June 30, 2004 from 66.9% for the three months ended June 30, 2003 is primarily due to our increase in total revenues with a lesser increase in costs associated with project related tasks. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended June 30, 2004 and 2003 were $1,156,945 and $998,015, respectively, an increase of $158,930 or 15.9%. The increase is primarily due to an increase in personnel to support the growth in our service revenues and also includes approximately $96,000 of expenses associated with the CapMed division. General and administrative expenses in each of the three months ended June 30, 2004 and 2003 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase to support our operations in fiscal 2004 as revenue increases.

The decrease in general and administrative expenses as a percentage of total revenues to 15.7% for the three months ended June 30, 2004 from 16.2% for the three months ended June 30, 2003 is primarily due to a lesser increase in personnel to support the growth in our service revenues as compared to the increase in our total revenues.

Sales and marketing expenses for the three months ended June 30, 2004 and 2003 were $852,435 and $529,984, respectively, an increase of $322,451 or 60.8%. The increase is primarily due to an increase in expenses associated with tradeshow attendance of approximately 30%, increased in marketing expenses of approximately 10% and an increase in personnel of approximately 17% and also includes approximately $144,000 of expenses associated with the CapMed division. Sales and marketing expenses in each of the three months ended June 30, 2004 and June 30, 2003 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2004 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 11.6% for the three months ended June 30, 2004 from 8.6% for the three months ended June 30, 2003 is primarily due to increased expenses associated with trade show attendance, marketing and personnel.

Net interest expense for the three months ended June 30, 2004 and 2003 was $7,745 and $42,986, respectively, a decrease of $35,241 or 82.0%. This decrease is primarily due to interest income earned on a higher average cash balance for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Net interest income and expense for the three months ended June 30, 2004 and 2003 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations and the Quintiles Note.

Income before income taxes was $705,935 for the three months ended June 30, 2004 and $468,521 for the three months ended June 30, 2003, an increase of $237,414 or 50.7%. The increase was attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services.

The increase in income before income taxes as a percentage of total revenues to 9.6% for the three months ended June 30, 2004 from 7.6% for the three months ended June 30, 2003 is primarily due to increased revenues associated with an increase in services performed on projects for which we were contracted with a lesser increase in costs of revenue as a percentage of total revenues for the three months ended June 30, 2004.

Income tax provision for the three months ended June 30, 2004 and 2003 was $289,560 and $123,995, respectively, an increase of $165,565 or 133.5%. The increase is primarily due to the increase in our estimated effective tax rate for 2004 of approximately 41% as compared to approximately 26% for the three months ending June 30, 2003.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 5 – Business Segments” to our Consolidated Financial Statements in this Form 10-QSB. The quarter ended June 30, 2004 is the 2nd full quarter of operations of our CapMed business segment as we acquired the intellectual property of CapMed Corporation in November 2003. During the six months ended June 30, 2004, we had CapMed segment sales of $6,614 and total costs and expenses of $422,050, consisting of approximately $253,000 of sales and marketing expenses and approximately $169,000 of general and administrative expenses. During the three months ended June 30, 2004, we had CapMed segment sales of $2,003 and total costs and expenses of $239,657, consisting of approximately $144,000 of sales and marketing expenses and approximately $96,000 of general and administrative expenses.

Liquidity and Capital Resources

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net cash provided by operating activities	$136,966	$1,852,972
Net cash used in investing activities	$(965,227)	$(696,782)
Net cash provided by (used in) financing activities	$52,744	$(225,707)

At June 30, 2004, we had cash and cash equivalents of $12,513,936. Working capital at June 30, 2004 was $13,767,631.

Net cash provided by operating activities for the six months ended June 30, 2004 was $136,966 as compared to net cash provided by operating activities of $1,852,972 for the six months ended June 30, 2003. This decrease is primarily due to the increase in accounts receivable of $1,435,449 at June 30, 2004 from December 31, 2003 due to increased revenues, offset by the higher depreciation and amortization expense of $856,980 and the provision for deferred income taxes of $592,195.

Net cash used in investing activities represents our investment in capital and leasehold improvements. We currently anticipate that capital expenditures for the remainder of fiscal year ending December 31, 2004 will be approximately $800,000. These expenditures represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations.

Net cash provided by financing activities is primarily attributable to the proceeds of $339,567 from our sales leaseback transaction offset by payments under equipment lease obligations and the Quintiles Note.

The following table lists our cash contractual obligations as of June 30, 2004:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	$1,417,652	$595,054	$822,598	—	—
Facility rent operating leases	$5,291,287	$969,338	$2,832,279	$1,489,670	—
Purchase obligations	—	—	—	—	—
Employment agreements	$262,500	$262,500	—	—	—
Quintiles Note	$583,330	$583,330	—	—	—
Total contractual cash obligations	$7,554,769	$2,410,222	$3,654,877	$1,489,670	—

On May 15, 2004, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2005 and may be renewed on an annual basis. At June 30, 2004, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

In connection with our acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR as published from time to time in The Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded the balance of the Quintiles Note of $583,330 as a current liability as of June 30, 2004.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. As of June 30, 2004, there have been no changes to such critical accounting policies and estimates.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of June 30, 2004, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control over financial reporting. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Our annual meeting of stockholders was held on May 12, 2004.

(b)	The following is a list of all of the nominees for Director of the Company who were elected at the Meeting and whose term of office continued after the Meeting:

Mark L. Weinstein

James A. Bannon, Pharm.D.

Jeffrey H. Berg, Ph.D.

E. Martin Davidoff, CPA, Esq.

David E. Nowicki, D.M.D.

David M. Stack

Paula B. Stafford

James A. Taylor, Ph.D.

(c)	There were present at the annual meeting, in person or by proxy, 9,333,281 shares of Common Stock out of a total of 10,774,889 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

(i)	The results of the vote taken at the Meeting for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld
Mark L. Weinstein	9,262,722	29,985
James A. Bannon, Pharm.D.	9,275,222	17,485
Jeffrey H. Berg, Ph.D.	9,275,222	17,485
E. Martin Davidoff, CPA, Esq.	9,275,222	17,485
David E. Nowicki, D.M.D.	9,275,222	16,985
David M. Stack	9,275,222	16,985
Paula B. Stafford	9,272,022	30,685
James A. Taylor, Ph.D.	9,275,222	17,485

(ii)	A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004. The results of the vote taken at the annual meeting with respect to such appointment were as follows:

For	Against	Abstain
9,294,406	37,175	1,700

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(b)	Reports on Form 8-K.

On May 5, 2004, we filed a Current Report on Form 8-K under Item 5, at the request of Institutional Shareholder Services with additional information about tax fees reported in our proxy statement for our 2004 Annual Meeting of Shareholders.

On April 28, 2004, we furnished a Current Report on Form 8-K under Item 12, containing a copy of our earnings release for the period ended March 31, 2004 (including financial statements).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: August 13, 2004	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 13, 2004	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)