Form 10QSB
period 2004-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2004-11-12
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of October 31, 2004:

Class	Number of Shares
Common Stock, $0.00025 par value	10,835,217

Transitional Small Business Disclosure Format (check one):    Yes:  ☐    No:  ☒

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

-i-

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

References in this Form 10-QSB to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

The results of operations for the interim periods presented in this Form 10-QSB are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$12,400,922	$13,289,453
Accounts receivable, net	6,991,756	4,429,117
Prepaid expenses and other current assets	992,593	573,978
Deferred income taxes	1,028,837	1,613,498

Total current assets	21,414,108	19,906,046
Property and equipment, net	4,718,846	4,661,720
Other assets	1,113,030	1,338,848

Total assets	$27,245,984	$25,906,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,095,686	$984,997
Accrued expenses and other current liabilities	1,157,387	1,602,806
Deferred revenue	3,273,750	3,070,359
Current maturities of capital lease obligations and convertible note	1,312,229	1,281,997

Total current liabilities	6,839,052	6,940,159
Long-term capital lease obligations	800,730	770,702
Deferred income taxes	661,019	661,018
Other liability	126,822	108,347

Total liabilities	8,427,623	8,480,226

Commitments and Contingencies

Stockholders’ equity:
Preferred stock - $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at September 30, 2004 and at December 31, 2003	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 10,826,967 shares at September 30, 2004 and 10,710,481 shares at December 31, 2003	2,707	2,678
Additional paid-in capital	21,024,254	20,873,968
Accumulated deficit	(2,208,600)	(3,450,258)

Stockholders’ equity	18,818,361	17,426,388

Total liabilities and stockholders’ equity	$27,245,984	$25,906,614

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Service revenues	$18,987,530	$15,922,710

Reimbursement revenues	2,558,697	2,289,141

Total revenues	21,546,227	18,211,851

Cost and expenses:

Cost of revenues	13,916,942	12,246,484

General and administrative expenses	3,284,646	2,937,716

Sales and marketing expenses	2,262,938	1,501,868

Total cost and expenses	19,464,526	16,686,068

Income from operations	2,081,701	1,525,783
Interest income (expense) - net	6,289	(101,409)

Income before income tax provision	2,087,990	1,424,374

Income tax provision	846,332	296,412

Net income	$1,241,658	$1,127,962

Basic earnings per common share	$0.12	$0.13

Weighted average number of common shares	10,789,760	8,805,713

Diluted earnings per common share	$0.10	$0.11

Weighted average number of common shares and dilutive common equivalent shares	12,256,529	10,309,348

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended September 30,
	2004	2003
Service revenues	$6,547,281	$5,462,240
Reimbursement revenues	1,019,743	875,709

Total revenues	7,567,024	6,337,949

Cost and expenses:

Cost of revenues	5,020,102	4,170,449

General and administrative expenses	1,067,226	1,026,504

Sales and marketing expenses	759,456	520,669

Total cost and expenses	6,846,784	5,717,622

Income from operations	720,240	620,327

Interest expense - net	2,664	31,036

Income before income tax provision	717,576	589,291

Income tax provision	287,784	62,417

Net income	$429,792	$526,874

Basic earnings per common share	$0.04	$0.06

Weighted average number of common shares	10,824,041	9,132,327

Diluted earnings per common share	$0.04	$0.05

Weighted average number of common shares and dilutive common equivalent shares	12,154,820	10,782,284

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,241,658	$1,127,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,300,001	769,115
Provision for deferred income taxes	671,759	251,000
Bad debt provision	12,588	—
Stock based compensation expense	10,278	23,975
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,575,227)	(1,026,937)
Increase in prepaid expenses and other current assets	(418,615)	(80,980)
Decrease in other assets	52,903	34,725
Increase in accounts payable	110,689	179,682
(Decrease) increase in accrued expenses and other current liabilities	(455,697)	508,147
Increase in deferred revenue	203,391	676,520
Decrease in other liabilities	(26,838)	—

Net cash provided by operating activities	126,890	2,463,209

Cash flows from investing activities:
Purchases of property and equipment	(1,184,212)	(1,278,420)

Net cash used in investing activities	(1,184,212)	(1,278,420)

Cash flows from financing activities:
Payments under equipment lease obligations	(486,841)	(471,790)
Payments under promissory note	(125,001)	(125,000)
Proceeds from sales leaseback	672,102	—
Proceeds from exercise of stock options	108,531	252,234
Net proceeds from private placement	—	9,874,251

Net cash provided by financing activities	168,791	9,529,695

Net (decrease) increase in cash and cash equivalents	(888,531)	10,714,484
Cash and cash equivalents at beginning of period	13,289,453	2,563,266

Cash and cash equivalents at end of period	$12,400,922	$13,277,750

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$672,102	$247,695

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

Note 2 – Stock-Based Compensation:

At September 30, 2004, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan as of September 30, 2004 had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to account for stock-based employee compensation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,241,658	$1,127,962	$429,792	$526,874
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6,167	18,940	2,056	3,049
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(329,496)	(628,885)	(109,832)	(205,063)

Pro forma net income	$918,329	$518,017	$322,016	$324,860

Earnings per share:
Basic-as reported	$0.12	$0.13	$0.04	$0.06
Basic-pro forma	$0.09	$0.06	$0.03	$0.04

Diluted-as reported	$0.10	$0.11	$0.04	$0.05
Diluted-pro forma	$0.08	$0.05	$0.03	$0.03

We have an employment agreement with an executive officer that provided for the granting of 30,000 restricted shares of Common Stock to the executive officer on January 31, 2005. We accrued $10,278 and $23,975 of stock based compensation expense during the nine months ended September 30, 2004 and 2003, respectively. We accrued $3,426 of stock based compensation expense during each of the three months ended September 30, 2004 and 2003.

Note 3 - Earnings Per Share:

Basic earnings per common share for the nine months and three months ended September 30, 2004 and 2003 was calculated based upon net income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period. Diluted earnings per share for the nine months and three months ended September 30, 2004 and

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2003 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic earnings per common share and diluted earnings per common share was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income – basic	$1,241,658	$1,127,962	$429,792	$526,874
Interest expense on convertible note	24,897	31,381	11,516	14,111

Net income – diluted	$1,266,555	$1,159,343	$441,308	$540,985

Denominator – basic:
Weighted average number of common shares	10,789,760	8,805,713	10,824,041	9,132,327

Basic earnings per common	$0.12	$0.13	$0.04	$0.06

Denominator – diluted:
Weighted average number of common shares	10,789,760	8,805,713	10,824,041	9,132,327
Common share equivalents of outstanding stock options and restricted stock	1,318,086	1,368,579	1,181,969	1,514,637
Common share equivalents related to the convertible promissory note	148,683	135,056	148,810	135,320

Weighted average number of common shares common shares and dilutive common equivalent shares	12,256,529	10,309,348	12,154,820	10,782,284

Diluted earnings per common share	$0.10	$0.11	$0.04	$0.05

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2004, options to purchase 206,100 shares of our common stock have been excluded from the calculation of diluted earnings per common share as they were all antidilutive. As of September 30, 2003, there were no stock options that are excluded from the calculation of diluted earnings per common share as they are all dilutive.

Note 4 - Debt:

On May 15, 2004, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2005 and may be renewed on an annual basis. At September 30, 2004, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

On October 1, 2001, we acquired effective control of the Intelligent Imaging™ business unit of Quintiles, Inc., a North Carolina corporation, referred to as Quintiles, and a wholly-owned subsidiary of Quintiles Transnational Corporation. The acquisition of Intelligent Imaging closed on October 25, 2001. In connection with the acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under a note, referred to as the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR (London Interbank Offering Rate) as published from time to time in The Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded the balance of the Quintiles Note of $541,663 as a current liability as of September 30, 2004.

The number of shares of our common stock into which the Quintiles Note may be converted is calculated by dividing the outstanding principal balance of the Quintiles Note, plus all accrued and unpaid interest thereon, by the greater of: (i) 75% of the average closing price of our common stock over the ten consecutive trading days ending prior to the date of conversion; or (ii) $0.906 per share. At September 30, 2004, the Quintiles Note would have been convertible into 148,683 shares of our common stock. This was calculated by dividing the unpaid principal balance ($541,663 as of September 30, 2004) plus accrued interest ($4,606 as of September 30, 2004), totaling $546,269, by $3.65 (75% of the average closing price of our common stock over the ten consecutive trading days ending on September 30, 2004). Under the formula contained in the Quintiles Note, at the minimum price per share of $0.906, the maximum number of shares of our common stock to be issued to Quintiles, based upon the outstanding principal amount and accrued interest at September 30, 2004, would be 602,946 shares.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On November 1, 2004, we made the final payment on the Quintiles Note. This payment was comprised of the remaining principal balance of $541,663 and interest of $7,045.

On June 23, 2004, we entered into a $339,567 sale-leaseback transaction whereby we sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was no gain or loss recorded on the sale. The lease term is 3 years with an interest rate of 5.35%.

On September 29, 2004, we entered into a $332,536 sale-leaseback transaction whereby we sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was a gain recorded on the sale in the amount of $20,964 which is being deferred over the life of the lease. The lease term is for 3 years with an interest rate of 5.87%.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summarized financial information concerning our reportable segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Consolidated Total
For the nine months ended September 30, 2004
Total revenues	$21,524,271	$21,956	$21,546,227
Total cost and expenses	$18,723,800	$740,726	$19,464,526
Income (loss) from operations	$2,800,471	$(718,770)	$2,081,701

For the nine months ended September 30, 2003
Total revenues	$18,211,851	—	$18,211,851
Total cost and expenses	$16,686,068	—	$16,686,068
Income from operations	$1,525,783	—	$1,525,783

For the three months ended September 30, 2004
Total revenues	$7,551,682	$15,342	$7,567,024
Total cost and expenses	$6,528,108	$318,676	$6,846,784
Income (loss) from operations	$1,023,574	$(303,334)	$720,240

For the three months ended September 30, 2003
Total revenues	$6,337,949	—	$6,337,949
Total cost and expenses	$5,717,622	—	$5,717,622
Income from operations	$620,327	—	$620,327

Segment assets at September 30, 2004	$26,330,726	$915,258	$27,245,984
Segment assets at September 30, 2003	$23,734,091	—	$23,734,091

Our foreign customers accounted for approximately 0% and 11% of service revenues for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, our foreign customers accounted for approximately 9% and 18% of service revenues, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable does not bear interest. We maintain allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of our customers to make required payments. We do not have any off-balance-sheet credit exposure related to our customers.

	September 30, 2004	December 31, 2003
Trade	6,672,498	4,350,523
Employee	—	—
Other	319,258	78,594

Total Receivables	6,991,756	4,429,117

Allowance Rollforward:
Balance at December 31, 2002	65,000
Additions	—
Write offs (net of recoveries)	(38,179)

Balance at December 31, 2003	26,821

Balance at December 31, 2003	26,821
Additions	1,563
Write offs (net of recoveries)	(12,574)

Balance at September 30, 2004	15,810

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 78 clients encompassing 191 distinct projects for the nine months ended September 30, 2004. This compares to 68 clients encompassing 167 distinct projects for the nine months ended September 30, 2003.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was approximately $46.5 million as of September 30, 2004. This compares to approximately $40.2 million as of September 30, 2003, an increase of 15.7%. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as an indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

Certain matters discussed in this Form 10-QSB are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the successful integration and consummation of proposed acquisitions, the demand for our services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from our marketing efforts and increased use of digital medical images in clinical trials and our statements regarding the growth of the personal electronic medical records are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-QSB and expressed from time to time in our filings with the Securities and Exchange Commission, as well as the risk factors set forth in our most recent Form 10-KSB, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended September 30, 2004	% of Total Revenue	Nine Months Ended September 30, 2003	% of Total Revenue	$ Change	% Change
Service revenues	$18,987,530	88.1%	$15,922,710	87.4%	$3,064,820	19.2%
Reimbursement Revenues	2,558,697	11.9%	2,289,141	12.6%	269,556	11.8%

Total revenues	21,546,227	100.0%	18,211,851	100.0%	3,334,376	18.3%

Cost of revenues	13,916,942	64.6%	12,246,484	67.2%	1,670,458	13.6%
General and administrative expenses	3,284,646	15.2%	2,937,716	16.1%	346,930	11.8%
Sales and marketing Expenses	2,262,938	10.5%	1,501,868	8.2%	761,070	50.7%

Total cost and Expenses	19,464,526	90.3%	16,686,068	91.6%	2,778,458	16.7%
Interest income (expense)-net	6,289	0.0%	(101,409)	(0.6)%	107,698	106.2%

Income before income tax provision	2,087,990	9.7%	1,424,374	7.8%	663,616	46.6%
Income tax provision	846,332	3.9%	296,412	1.6%	549,920	185.5%

Net income	$1,241,658	5.8%	$1,127,962	6.2%	$113,696	10.1%

Service revenues for the nine months ended September 30, 2004 and 2003 were

$18,987,530 and $15,922,710, respectively, an increase of $3,064,820 or 19.2%. The increase in service revenues was due to an increase in the number of projects resulting from the overall market growth for medical-imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 78 clients encompassing 191 distinct projects for the nine months ended September 30, 2004. This compares to 68 clients encompassing 167 distinct projects for the nine months ended September 30, 2003. There were no clients that accounted for more than 10% of our service revenues for the nine months ended September 30, 2004, while for the comparable period last year, one client, NPS Pharmaceuticals, encompassing four projects represented 12.7% of our service revenues. No other client accounted for more than 10% of service revenues in each of the nine-month periods ended September 30, 2004 and 2003. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time. We believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the nine months ended September 30, 2004 and 2003 was $13,916,942 and $12,246,484, respectively, an increase of $1,670,458 or 13.6%. The increase in cost of revenues is substantially all due to the variable costs associated with the increase in staffing levels required for project related tasks due to the increase in revenues for the nine months ended September 30, 2004. Cost of revenues for the nine months ended September 30, 2004 and nine months ended September 30, 2003 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. We expect that our cost of revenues will continue to increase in fiscal 2004 as revenue increases.

The decrease in the cost of revenues as a percentage of total revenues to 64.6% for the nine months ended September 30, 2004 from 67.2% for the nine months ended September 30, 2003 is primarily due to our increase in total revenues with a lesser increase in costs associated with project related tasks. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the nine months ended September 30, 2004 and 2003 were $3,284,646 and $2,937,716, respectively, an increase of $346,930 or 11.8%. The increase is primarily due to an increase in personnel needed to support the growth in our service revenues and also includes approximately $297,000 of expenses associated with the CapMed division. General and administrative expenses in each of the nine months ended September 30, 2004 and 2003 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase to support our operations in fiscal 2004 as revenue increases.

The decrease in general and administrative expenses as a percentage of total revenues to 15.2% for the nine months ended September 30, 2004 from 16.1% for the nine months ended September 30, 2003 is primarily due to a lesser increase in personnel needed to support the growth in our service revenues as compared to the increase in our total revenues.

Sales and marketing expenses for the nine months ended September 30, 2004 and 2003 were $2,262,938 and $1,501,868, respectively, an increase of $761,070 or 50.7%. The increase is primarily due to expenses associated with the CapMed division of approximately $444,000 and an increase in expenses associated with tradeshow attendance of approximately $60,000, increased in marketing expenses of approximately $24,000 and an increase in personnel and commission expense of approximately $232,000. Sales and marketing expenses in each of the nine months ended September 30, 2004 and September 30, 2003 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2004 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 10.5% for the nine months ended September 30, 2004 from 8.2% for the nine months ended September 30, 2003 is primarily due to increased expenses associated with our CapMed division.

Net interest income for the nine months ended September 30, 2004 was $6,289 and net interest expense for the nine months ended September 30, 2003 was $101,409, an increase of $107,698 or 106.2%. This increase is primarily due to interest income earned on a higher average cash balance for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Net interest income and expense for the nine months ended September 30, 2004 and 2003 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations and the Quintiles Note.

Income before income taxes was $2,087,990 for the nine months ended September 30, 2004 and $1,424,374 for the nine months ended September 30, 2003, an increase of $663,616 or 46.6%. The increase was attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services.

The increase in income before income taxes as a percentage of total revenues to 9.7% for the nine months ended September 30, 2004 from 7.8% for the nine months ended September 30, 2003 is primarily due to increased revenues associated with an increase in services performed on projects for which we were contracted with a lesser increase in costs of revenue as a percentage of total revenues for the nine months ended September 30, 2004.

Income tax provision for the nine months ended September 30, 2004 and 2003 was $846,332 and $296,412, respectively, an increase of $549,920 or 185.5%. The increase is primarily due to the increase in our estimated effective tax rate for 2004 to 41% as compared to 21% for the nine months ending September 30, 2003.

Three Months Ended September 30, 2004 and 2003

	Three Months Ended September 30, 2004	% of Total Revenue	Three Months Ended September 30, 2003	% of Total Revenue	$ Change	% Change
Service revenues	$6,547,281	86.5%	$5,462,240	86.2%	$1,085,041	19.9%
Reimbursement Revenues	1,019,743	13.5%	875,709	13.8%	144,034	16.4%

Total revenues	7,567,024	100.0%	6,337,949	100.0%	1,229,075	19.4%

Cost of revenues	5,020,102	66.3%	4,170,449	65.8%	849,653	20.4%
General and administrative expenses	1,067,226	14.1%	1,026,504	16.2%	40,722	4.0%
Sales and marketing Expenses	759,456	10.0%	520,669	8.2%	238,787	45.9%

Total cost and Expenses	6,846,784	90.5%	5,717,622	90.2. %	1,129,162	19.7%
Interest expense - net	2,664	0.0%	31,036	0.5%	(28,372)	(91.4)%

Income before income tax provision	717,576	9.5%	589,291	9.3%	128,285	21.8%
Income tax provision	287,784	3.8%	62,417	1.0%	225,367	361.1%

Net income	$429,792	5.7%	$526,874	8.3%	(97,082)	(18.4)%

Service revenues for the three months ended September 30, 2004 and 2003 were $6,547,281 and $5,462,240, respectively, an increase of $1,085,041 or 19.9%. The increase in service revenues was due to an increase in the number of projects resulting from the overall market growth for medical-imaging related services for clinical trials and what we believe to be our increasing market share.

Service revenues were generated from 75 clients encompassing 179 distinct projects for the three months ended September 30, 2004. This compares to 62 clients encompassing 143 distinct projects for the three months ended September 30, 2003. One client, Novartis, encompassing 14 projects represented 13.9% of our service revenues for the three months ended September 30, 2004, while for the comparable period last year, one client, NPS Pharmaceuticals, encompassing four projects represented 12.0% of our service revenues. No other client accounted for more than 10% of service revenues in each of the three-month periods ended September 30, 2004 and 2003. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the three months ended September 30, 2004 and 2003 was $5,020,102 and $4,170,449 respectively, an increase of $849,653 or 20.4%. The increase in cost of revenues is substantially all due to the variable costs associated with the increase in staffing levels required for project related tasks due to the increase in revenues for the three months ended September 30, 2004. Cost of revenues for the three months ended September 30, 2004 and three months ended September 30, 2003 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. We expect that our cost of revenues will continue to increase in fiscal 2004 as revenue increases.

The increase in the cost of revenues as a percentage of total revenues to 66.3% for the three months ended September 30, 2004 from 65.8% for the three months ended September 30, 2003 is primarily due to our increase in total revenues with a lesser increase in costs associated with project related tasks. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended September 30, 2004 and 2003 were $1,067,226 and $1,026,504, respectively, an increase of $40,722 or 4.0%. The increase is primarily due to an increase in personnel to support the growth in our service revenues and also includes approximately $127,000 of expenses associated with the CapMed division. General and administrative expenses in each of the three months ended September 30, 2004 and 2003 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase to support our operations in fiscal 2004 as revenue increases.

The decrease in general and administrative expenses as a percentage of total revenues to 14.1% for the three months ended September 30, 2004 from 16.2% for the three months ended September 30, 2003 is primarily due to a lesser increase in personnel to support the growth in our service revenues as compared to the increase in our total revenues.

Sales and marketing expenses for the three months ended September 30, 2004 and 2003 were $759,456 and $520,669, respectively, an increase of $238,787 or 45.9%. The increase is primarily due to approximately $192,000 of expenses associated with the CapMed division. Sales and marketing expenses in each of the three months ended September 30, 2004 and September 30, 2003 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2004 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 10.0% for the three months ended September 30, 2004 from 8.2% for the three months ended September 30, 2003 is primarily due to increased expenses associated with our CapMed division.

Net interest expense for the three months ended September 30, 2004 and 2003 was $2,664 and $31,036, respectively, a decrease of $28,372 or 91.4%. This decrease is primarily due to interest income earned on a higher average cash balance for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Net interest income and expense for the three months ended September 30, 2004 and 2003 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations and the Quintiles Note.

Income before income taxes was $717,576 for the three months ended September 30, 2004 and $589,291 for the three months ended September 30, 2003, an increase of $128,285 or 21.8%. The increase was attributable to the increased revenues associated with an increase in services performed on projects for which we were contracted offset, in part, by the costs associated with increased staffing levels necessary to perform the newly contracted services.

Income before income taxes as a percentage of total revenues remained relatively flat at 9.5% for the three months ended September 30, 2004 as compared to 9.3% for the three months ended September 30, 2003.

Income tax provision for the three months ended September 30, 2004 and 2003 was

$287,784 and $62,417, respectively, an increase of $225,367 or 361.1%. The increase is primarily due to the increase in our estimated effective tax rate for 2004 to 41% as compared to 11% for the three months ended September 30, 2003.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 5 – Business Segments” to our Consolidated Financial Statements in this Form 10-QSB. The quarter ended September 30, 2004 is the 3rd full quarter of operations of our CapMed business segment as we acquired the intellectual property of CapMed Corporation in November 2003. During the nine months ended September 30, 2004, we had CapMed segment sales of $21,956 and total costs and expenses of $740,726, consisting of approximately $444,000 of sales and marketing expenses and approximately $297,000 of general and administrative expenses. During the three months ended September 30, 2004, we had CapMed segment sales of $15,342 and total costs and expenses of $318,676, consisting of approximately $191,000 of sales and marketing expenses and approximately $128,000 of general and administrative expenses.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net cash provided by operating activities	$126,890	$2,463,209
Net cash used in investing activities	$(1,184,212)	$(1,278,420)
Net cash provided by financing activities	$168,791	$9,529,695

At September 30, 2004, we had cash and cash equivalents of $12,400,922. Working capital at September 30, 2004 was $14,575,056.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $126,890 as compared to net cash provided by operating activities of $2,463,209 for the nine months ended September 30, 2003. This decrease is primarily due to the increase in accounts receivable of $2,575,227 at September 30, 2004 from December 31, 2003 due to increased revenues, offset by the higher depreciation and amortization expense of $1,300,001 and the provision for deferred income taxes of $671,759.

Net cash used in investing activities represents our investment in capital and leasehold improvements. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2004 will be approximately $500,000. These expenditures represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations.

Net cash provided by financing activities is primarily attributable to the proceeds of $672,102 from our sales leaseback transaction offset by payments under equipment lease obligations and the Quintiles Note.

The following table lists our cash contractual obligations as of September 30, 2004:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	$1,571,296	$770,566	$800,730	—	—
Facility rent operating leases	$5,058,612	$973,233	$2,770,310	$1,315,069	—
Purchase obligations	—	—	—	—	—
Employment agreements	$150,000	$150,000	—	—	—
Quintiles Note	$541,663	$541,663	—	—	—

Total contractual cash obligations	$7,321,571	$2,435,462	$3,571,040	$1,315,069	—

On May 15, 2004, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2005 and may be renewed on an annual basis. At September 30, 2004, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

In connection with our acquisition of Intelligent Imaging, as of February 1, 2002, we are obligated to pay quarterly payments of principal of $41,667 under the Quintiles Note, plus accrued interest thereon, and one payment of principal of $500,000 on November 1, 2004, unless the Quintiles Note is previously converted into shares of our common stock. The Quintiles Note bears interest at the rate in effect on the business day immediately prior to the date on which payments are due under the Quintiles Note equal to the three-month LIBOR as published from time to time in The Wall Street Journal plus 3%, compounded annually based on a 365-day year. We have recorded the balance of the Quintiles Note of $541,663 as a current liability as of September 30, 2004.

On November 1, 2004, we made the final payment on the Quintiles Note. This payment was comprised of the remaining principal balance of $541,663 and interest of $7,045.

On September 27, 2004, we signed a non-binding letter of intent to acquire Heart Core B.V., headquartered in Leiden, the Netherlands. Heart Core B.V. provides customized imaging services in the field of cardiovascular, pulmonary and orthopedic clinical research. The acquisition is subject to the execution of a definitive agreement and standard closing conditions.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. As of September 30, 2004, there have been no changes to such critical accounting policies and estimates.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of September 30, 2004, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 6. Exhibits

10.1	Form of executive retention agreement of Bio-Imaging Technologies, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: November 12, 2004	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 12, 2004	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)