Form 10-Q
period 2005-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2005-05-16
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 1-11182

BIO-IMAGING TECHNOLOGIES, INC.

(Exact Name of Issuer as Specified in Its Charter)

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

Check whether the Issuer is an accelerated filer (as described in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes:  ☐    No:  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of April 30, 2005:

Class	Number of Shares
Common Stock, $0.00025 par value	11,097,945

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

- i -

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

References in this Form 10-Q to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,959,770	$9,650,140
Accounts receivable, net	6,206,641	7,957,736
Prepaid expenses and other current assets	900,802	889,208
Deferred income taxes	2,230,921	1,551,916

Total current assets	19,298,134	20,049,000

Property and equipment, net	5,398,264	5,101,569

Intangibles and goodwill	2,821,136	2,905,025

Other assets	381,641	318,220

Total assets	$27,899,175	$28,373,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,163,101	$1,269,855
Accrued expenses and other current liabilities	1,731,675	1,859,022
Deferred revenue	2,624,437	3,076,630
Current maturities of capital lease obligations	825,182	722,086

Total current liabilities	7,344,395	6,927,593
Long-term capital lease obligations	947,787	906,922
Deferred income taxes	889,976	889,976
Other liability	149,543	131,681

Total liabilities	9,331,701	8,856,172

Commitments and Contingencies

Stockholders’ equity:
Preferred stock - $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at March 31, 2005 and at December 31, 2004	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,062,195 shares at March 31, 2005 and 11,027,320 shares at December 31, 2004	2,766	2,757
Additional paid-in capital	22,063,773	22,016,231
Accumulated deficit	(3,499,065)	(2,501,346)

Stockholders’ equity	18,567,474	19,517,642

Total liabilities and stockholders’ equity	$27,899,175	$28,373,814

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Service revenues	$5,528,272	$5,933,551
Reimbursement revenues	1,596,616	1,007,458

Total revenues	7,124,888	6,941,009

Cost and expenses:
Cost of revenues	6,371,772	4,581,706
General and administrative expenses	1,252,060	1,060,475
Sales and marketing expenses	1,187,252	651,047

Total cost and expenses	8,811,084	6,293,228

(Loss) income from operations	(1,686,196)	647,781
Interest (expense) income - net	(4,669)	16,698

(Loss) income before income tax provision	(1,690,865)	664,479
Income tax (benefit) provision	(693,146)	268,988

Net (loss) income	$(997,719)	$395,491

Basic (loss) earnings per common share	$(0.09)	$0.04

Weighted average number of common shares	11,051,036	10,745,125

Diluted (loss) earnings per common share	$(0.09)	$0.03

Weighted average number of common shares and dilutive common equivalent shares	11,051,036	12,281,359

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(997,719)	$395,491
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	524,990	428,446
Provision for deferred income taxes	(679,005)	215,728
Bad debt provision	(1,019)	(9,349)
Sales leaseback gains	13,386	—
Stock based compensation expense	1,142	3,426
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,752,114	(1,681,095)
Increase in prepaid expenses and other current assets	(24,980)	(75,894)
(Increase) decrease in other assets	(64,508)	11,648
Increase in accounts payable	893,246	135,618
Decrease in accrued expenses and other current liabilities	(86,244)	(452,429)
Decrease in deferred revenue	(452,193)	(20,155)
Increase in other liabilities	17,861	8,755

Net cash provided by (used in) operating activities	897,071	(1,039,810)

Cash flows from investing activities:
Purchases of property and equipment	(737,402)	(573,800)

Net cash used in investing activities	(737,402)	(573,800)

Cash flows from financing activities:
Payments under equipment lease obligations	(185,291)	(155,872)
Payments under promissory note	—	(41,667)
Proceeds from sales leaseback	329,252
Proceeds from exercise of stock options	6,000	63,342

Net cash provided by (used in) financing activities	149,961	(134,197)

Net increase (decrease) in cash and cash equivalents	309,630	(1,747,807)
Cash and cash equivalents at beginning of period	9,650,140	13,289,453

Cash and cash equivalents at end of period	$9,959,770	$11,541,646

Supplemental schedule of noncash investing and financing activities:
Equipment purchased under capital lease obligations	$329,252	$—

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation:

The financial statements included in this Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for the fair statements of the results for the interim periods.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment. FAS 123(R) revises FASB Statement No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. Also, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. In April 2005, the Securities and Exchange Commission extended the effectiveness deadline. For public companies, FAS 123(R) is now effective for periods beginning after January 1, 2006.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We expect to adopt the “Modified Prospective Application” (“MPA”) method, without restatement of prior interim periods on January 1, 2006. Under the MPA method without restatement approach, we would recognize compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not vested by January 1, 2006, and (3) any outstanding liability awards. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006, will be recognized using the measurement data and attribution method used in our FAS 123 pro forma disclosures as those services are received after January 1, 2006.

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

At March 31, 2005, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan as of March 31, 2005 had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. However, we have recorded stock-based compensation expense for restricted shares granted to one of our executives. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to account for stock-based employee compensation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net (loss) income, as reported	$(997,719)	$395,491
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	689	2,056
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(106,714)	(55,552)

Pro forma net (loss) income	$(1,103,744)	$341,995

(Loss) earnings per share:
Basic-as reported	$(0.09)	$0.04
Basic-pro forma	$(0.10)	$0.03

Diluted-as reported	$(0.09)	$0.03
Diluted-pro forma	$(0.10)	$0.03

30,000 shares of Common Stock were issued on January 31, 2005 to an executive officer pursuant to his employment agreement dated February 1, 2002. We accrued $1,142 and $3,426 of stock based compensation expense during the three months ended March 31, 2005 and 2004, respectively.

Note 3 - Earnings Per Share:

Basic (loss) earnings per common share for the three months ended March 31, 2005 and 2004 was calculated based upon net (loss) income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period. Diluted earnings per share for the three months ended March 31, 2005 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

during the period, adjusted for dilutive securities using the treasury method. Diluted loss per common share for the three months ended March 31, 2005 exclude the impact of outstanding stock options as their inclusion would be antidilutive.

The computation of basic (loss) earnings per common share and diluted (loss) earnings per common share was as follows:

	Three Months Ended March 31,
	2005	2004
Net (loss) income – basic	$(997,719)	$395,491
Interest expense on convertible note	—	11,565

Net (loss) income – diluted	$(997,719)	$407,056

Denominator – basic:
Weighted average number of common shares	11,051,036	10,745,125

Basic (loss) earnings per common share	$(0.09)	$0.04

Denominator – diluted:
Weighted average number of common shares	11,051,036	10,745,125
Common share equivalents of outstanding stock options	—	1,401,752
Common share equivalents related to the convertible promissory note	—	134,482

Weighted average number of common shares and dilutive common equivalent shares	11,051,036	12,281,359

Diluted (loss) earnings per common share	$(0.09)	$0.03

As of March 31, 2005 and 2004, options to purchase 1,903,683 and 206,100 shares, respectively, of our common stock have been excluded from the calculation of diluted earnings per common share as they were all antidilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Debt:

On May 15, 2004, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2005 and may be renewed on an annual basis. At March 31, 2005, we had no borrowings under the committed line of credit and are compliant with the financial covenants. On May 13, 2005, we executed a commitment letter with Wachovia Bank to renew and amend the committed line of credit.

On March 30, 2005, we entered into a $329,252 sale-leaseback transaction whereby we sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was a gain recorded on the sale in the amount of $13,386 which is being deferred and amortized over the life of the lease. The lease term is for 3 years with an interest rate of 6.8%.

Note 5 – Commitments and Contingencies:

On March 28, 2005 and upon recommendation of the Compensation Committee, we executed an employment agreement with our President and Chief Executive Officer for a two-year period, beginning as of February 1, 2005 and ending on February 28, 2007. Prior to or on February 28, 2006, the Board of Directors, in its sole discretion, may extend the employment period until February 28, 2008. The aggregate amount due under this agreement is $580,000.

Note 6 – Business Segments

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. In November 2003, we acquired the intellectual property of CapMed Corporation. Accordingly, we now have two operating segments: pharmaceutical contract services and the CapMed division. Our pharmaceutical contract service segment provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. Our CapMed segment offers a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The operating segments are managed separately because each offers different services and applications to different markets. Our management evaluates the performance of each segment based upon operating earnings or losses before interest and income taxes.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summarized financial information concerning our reportable segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Condensed Consolidated Total
For the three months ended March 31, 2005
Total revenues	$7,001,032	$123,856	$7,124,888
Total cost and expenses	$8,471,820	$339,264	$8,811,084
Loss from operations	$(1,470,788)	$(215,408)	$(1,686,196)
Segment assets at March 31, 2005	$27,496,445	$402,730	$27,899,175

	Pharmaceutical Contract Services	CapMed Division	Condensed Consolidated Total
For the three months ended March 31, 2004
Total revenues	$6,936,698	$4,311	$6,941,009
Total cost and expenses	$6,113,176	$180,052	$6,293,228
Income from operations	$823,522	$(175,741)	$647,781
Segment assets at March 31, 2004	$28,369,815	$3,999	$28,373,814

Our foreign customers accounted for approximately 16% and 11% of service revenues for the three months ended March 31, 2005 and 2004, respectively.

Note 7 – Accounts Receivable and Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of our customers’ ability to make payments, additional allowances may be required. We do not have any off-balance-sheet credit exposure related to our customers and the trade accounts receivable does not bear interest.

	March 31, 2005	December 31, 2004
Billed trade accounts receivable	3,262,398	3,718,465
Unbilled trade accounts receivable	2,956,213	4,252,845
Employee receivables	1,107	593

Total Receivables	6,219,718	7,971,903

Allowance Rollforward:
Balance at January 1, 2005	14,167
Additions	—
Write offs (net of recoveries)	(1,090)

Balance at March 31, 2005	13,077

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Income Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, we consider our future taxable income and on-going prudent and feasible tax planning strategies. In the event that we were to determine that, in the future, we would be able to realize our deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should we determine that it is more likely than not that we will be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made. We recognize contingent liabilities for any tax related exposures when those exposures are both probable and estimable. At March 31, 2005 we have U.S. Federal net operating loss carryforward of $5 million. Due to ownership changes that have occurred, we have estimated that $1.1 million of our current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. We have determined that there is sufficient future taxable income to more likely than not utilize the unlimited net operating loss carryforward at March 31, 2005.

Note 9 – Other Information

We have changed certain internal controls due to the implementation of a new accounting system in fiscal 2005 and in anticipation of compliance with Rule 404 of Sarbanes Oxley for fiscal 2006. We do not believe these changes had a material affect on our internal controls over financial reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. We specialize in assisting our clients in the design and management of the medical imaging component of clinical trials for all modalities, which consist of computerized tomography (CT), magnetic resonance imaging (MRI), x-rays, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA) and ultrasound. We provide services that include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. We also offer a service called Bio-Imaging ET&CSM, which focuses on education, training and certification for medical imaging equipment, facilities and staff.

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to achieve profitability. Service revenues were generated from 78 clients encompassing 176 distinct projects for the three months ended March 31, 2005. This compares to 64 clients encompassing 147 distinct projects for the three months ended March 31, 2004.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $42.5 million as of March 31, 2005. This compares to $42.6 million as of March 31, 2004 and $38.5 million as of December 31, 2004. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 5 years. We believe that our backlog assists our management as an indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

In December 2004, we acquired 100% of the stock of Heart Core, B.V., a privately held company located in Leiden, the Netherlands, referred to as Heart Core. Heart Core is a global provider of centralized imaging analysis services in the field of cardiovascular, pulmonary and orthopedic clinical research. We paid total consideration of $2,258,025, consisting of $1,410,150 and 175,853 shares of our common stock. $1,269,135 and 158,268 shares of common stock were issued directly to the sellers, and $141,015 and 17,585 shares of common stock were issued to an escrow agent pursuant to the terms of the acquisition. The escrow is being held as security for the payment of any unknown claims and will be released in December 2007. The negotiations between us and Heart Core were conducted on an arms-length basis.

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

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the demand for our services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from our marketing efforts, increased use of digital medical images in clinical trials, integration of our acquired companies and businesses, expansion into new business segments and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-Q and expressed from time to time in our filings with the Securities and Exchange Commission, as well as the risk factors set forth in our most recent Form 10-KSB, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Results of Operations

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31, 2005	% of Total Revenue	Three Months Ended March 31, 2004	% of Total Revenue	$ Change	% Change
Service revenues	$5,528,272	77.6%	$5,933,551	85.5%	$(405,279)	(6.8)%
Reimbursement revenues	1,596,616	22.4%	1,007,458	14.5%	589,158	58.5%

Total revenues	7,124,888	100.0%	6,941,009	100.0%	183,879	2.6%

Cost of revenues	6,371,772	89.4%	4,581,706	66.0%	1,790,066	39.1%
General and administrative expenses	1,252,060	17.6%	1,060,475	15.3%	191,585	18.1%
Sales and marketing expenses	1,187,252	16.7%	651,047	9.4%	536,205	82.4%

Total cost and expenses	8,811,084	123.7%	6,293,228	90.7%	2,517,856	40.0%
Interest (expense) income - net	(4,669)	(0.1)%	16,698	0.2%	(21,367)	(128.0)%

(Loss) income before income tax provision	(1,690,865)	(23.7)%	664,479	9.6%	(2,355,344)	(354.5)%
Income tax (benefit) provision	(693,146)	(9.7)%	268,988	3.9%	(962,134)	(357.7)%

Net (loss) income	$(997,719)	(14.0)%	$395,491	5.7%	(1,393,210)	(352.3)%

Service revenues for the three months ended March 31, 2005 and 2004 were $5,528,272 and $5,933,551, respectively, a decrease of $405,279 or 6.8%. The decrease in service revenues was due to a significantly higher than historical norm cancellation rate in the fourth quarter of fiscal 2004 which resulted in a loss of revenue from anticipated projects for the three months ended March 31, 2005. Our backlog at March 31, 2005 increased to $42.5 million from $38.5 million at December 31, 2004, an increase of 10.4%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies or delay of future project awards.

Service revenues were generated from 78 clients encompassing 176 distinct projects for the three months ended March 31, 2005. This compares to 64 clients encompassing 147 distinct projects for the three months ended March 31, 2004. No client accounted for more than 10% of our service revenues for the three months ended March 31, 2005. Two clients, Eli Lilly and Company and Amgen Inc., encompassing 18 projects represented 21.8% of our service revenues for the three months ended March 31, 2004. Specifically, Eli Lilly represented 10.2% and Amgen Inc. represented 11.6% of our service revenues for the three months ended March 31, 2004. No other client accounted for more than 10% of service revenues for the three months ended March 31, 2004. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the three months ended March 31, 2005 and 2004 was $6,371,772 and $4,581,706, respectively, an increase of $1,790,066 or 39.1%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the three months ended March 31, 2005 which included $575,000 of fees paid directly to independent radiologists who review our client’s imaging data and $800,000 attributable to the expansion of our European facility due to the increase in global clinical sites, including the additional personnel and costs from the Heart Core acquisition. Cost of revenues for the three months ended March 31, 2005 and three months ended March 31, 2004 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2005 as reimbursement revenue increases, offset in part by the cost reductions discussed below.

The increase in the cost of revenues as a percentage of total revenues to 89.4% for the three months ended March 31, 2005 from 66.0% for the three months ended March 31, 2004 is primarily due to lower service revenues for the three months ended March 31, 2005 due to cancellations from the fourth quarter of 2004 without a corresponding decrease in our cost of revenues. After analyzing the effect of such cancellations, we implemented cost reductions during the first quarter of 2005 amounting to approximately $500,000 per quarter, the effect of which will be initially realized in the second quarter of 2005. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended March 31, 2005 and 2004 were $1,252,060 and $1,060,475, respectively, an increase of $191,585 or 18.1%. The increase is primarily due to an increase in professional and consulting services. General and administrative expenses in each of the three months ended March 31, 2005 and 2004 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase due to anticipated expenditures for Sarbanes-Oxley compliance and a general increase in the fees associated with being a publicly traded company.

The increase in general and administrative expenses as a percentage of total revenues to 17.6% for the three months ended March 31, 2005 from 15.3% for the three months ended March 31, 2004 is primarily due to a lesser increase in our total revenues.

Sales and marketing expenses for the three months ended March 31, 2005 and 2004 were $1,187,252 and $651,047, respectively, an increase of $536,205 or 82.4%. The increase is due to expenses associated with our CapMed division of $251,000 and $400,000 of other sales and marketing expenses including fees and expenses associated with our Scientific Advisory Board and an increase in personnel. Sales and marketing expenses in each of the three months ended March 31, 2005 and March 31, 2004 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2005 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 16.7% for the three months ended March 31, 2005 from 9.4% for the three months ended March 31, 2004 is primarily due to an increase in personnel and increased expenses associated with our CapMed division and Scientific Advisory Board.

Net interest expense for the three months ended March 31, 2005 was $4,669 and net interest income for the three months ended March 31, 2004 was $16,698, a decrease of $21,367 or 128.0%. This decrease is primarily due to interest income earned on a higher average cash balance for the three months ended March 31, 2004 as compared to the three months ended March 31, 2005. Net interest income and expense for the three months ended March 31, 2005 and 2004 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Net interest income and expense for the three months ended March 31, 2004 also included interest expense incurred on the Quintiles Note.

Loss before income taxes was $1,690,865 for the three months ended March 31, 2005 and income before income taxes was $664,479 for the three months ended March 31, 2004, a decrease of $2,355,344 or 354.5%. The decrease was due to a lesser increase in service revenues, an increase in personnel (including the Heart Core acquisition) and an increase in our sales and marketing expenses.

We had an income tax benefit of $693,146 for the three months ended March 31, 2005 as compared to an income tax provision for the three months ended March 31, 2004 of $268,988, a decrease of $962,134, or 357.7%. The decrease is primarily due to the net loss for the three months ended March 31, 2005 generating a 41% income tax benefit as compared to our estimated effective tax rate for 2004 of 41%.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 6 – Business Segments” to our Condensed Consolidated Financial Statements in this Form 10-Q. During the three months ended March 31, 2005, we had CapMed segment sales of $123,856 and total costs and expenses of $339,264, consisting of $250,651 of sales and marketing expenses, $62,663 of general and administrative expenses and $25,950 of cost of revenues.

Liquidity and Capital Resources

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net cash provided by (used in) operating activities	$897,071	$(1,039,810)
Net cash used in investing activities	$(737,402)	$(573,800)
Net cash provided by (used in) financing activities	$149,961	$(134,197)

At March 31, 2005, we had cash and cash equivalents of $9,959,770. Working capital at March 31, 2005 was $11,953,739.

Net cash provided by operating activities for the three months ended March 31, 2005 was $897,071 as compared to net cash used in operating activities of $1,039,810 for the three months ended March 31, 2004. This is primarily due to the decrease in accounts receivable of $1,752,114 at March 31, 2005 from December 31, 2004 from our collection efforts to reduce the days outstanding and the decrease in our unbilled accounts receivable from $4,252,845 at December 31, 2004 to $2,956,213 at March 31, 2005. This was offset by the increase in accounts payable of $893,246 due to the increase in reimbursement costs and the timing of payments to our vendors.

Net cash used in investing activities for the three months ended March 31, 2005 represents our investment in furniture and fixtures for new space in our Newtown facility and software for our operations. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2005 will be approximately $1,500,000. These expenditures represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations.

Net cash provided by financing activities for the three months ended March 31, 2005 is primarily attributable to the proceeds of $329,252 from our sales leaseback transaction offset by payments under equipment lease obligations.

The following table lists our cash contractual obligations as of March 31, 2005:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$1,772,969	$825,177	$947,792	—	—
Facility rent operating leases	$7,082,850	$1,414,209	$2,909,980	$2,452,621	$306,040
Employment agreements	$752,433	$486,600	$265,833	—	—

Total contractual cash obligations	$9,608,252	$2,725,986	$4,123,605	$2,452,621	$306,040

On May 15, 2004, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2005 and may be renewed on an annual basis. At March 31, 2005, we had no borrowings under the committed line of credit and are compliant with the financial covenants. On May 13, 2005, we executed a commitment letter with Wachovia Bank to renew and amend the committed line of credit.

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

We anticipate that our existing capital resources together with cash flow from operations and borrowing capacity under the existing line of credit, will be sufficient to meet our cash needs for the next twelve months. However, we cannot assure you that our operating results will achieve profitability on an annual basis in the future. The inherent operational risks associated with: our ability to gain new client contracts; the variability of the timing of payments on existing client contracts; and other changes in our operating assets and liabilities may have a material adverse affect on our future liquidity.

We may seek to raise additional capital from equity or debt sources in order to take advantage of unanticipated opportunities, such as more rapid expansion, acquisitions of complementary businesses or the development of new services. We cannot assure you that additional financing will be available, if at all, on terms acceptable to us.

Our fiscal 2005 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellation, or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Our plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next 12 months.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of March 31, 2005, there have been no changes to such critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of March 31, 2005, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2005, in connection with his employment agreement dated February 1, 2002, we issued 30,000 shares of restricted stock to Mark L. Weinstein, our President and Chief Executive Officer, as required pursuant to the terms of his employment agreement.

We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The recipient was an accredited investor, acquired the securities for investment purposes only and not with a view to distribution and had adequate information about our company.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings which we may realize will be retained to finance our growth.

Item 5. Other Information.

On March 28, 2005 and upon recommendation of the Compensation Committee, we executed an employment agreement with Mr. Weinstein for a two-year period, beginning as of February 1, 2005 and ending on February 28, 2007. The terms and conditions of the employment agreement are: (i) an annual base salary of $290,000 (subject to annual increases, if approved by our Board) in addition to certain benefits and perquisites; (ii) bonuses in amounts that are to be determined by the Board of Directors in accordance with our management incentive policy; (iii) incentive compensation awards from our incentive compensation plans on a basis commensurate with his position and responsibility; (iv) car allowance not to exceed $500.00 per month; (v) an election during the first year of employment to defer up to 100% of amounts received pursuant to our management incentive policy into a non-qualified deferral plan; and (v) continuation of annual salary payments for a period of 60 days after the termination date in the event that Mr. Weinstein is terminated from employment with Bio-Imaging for reasons other than cause, death or disability. Prior to or on February 28, 2006, the Board of Directors, in its sole discretion, may extend the employment period until February 28, 2008. In connection with that employment agreement, we approved a restricted stock award of up to 25,000 shares for each of fiscal 2005 and fiscal 2006, which may be granted to the President and Chief Executive Officer only if we achieve certain pre-established performance targets in fiscal 2005 and fiscal 2006, respectively, tied to certain financial metrics, including, but not limited to, revenue and net income.

Item 6. Exhibits.

10.1	Employment Agreement dated March 28, 2005, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-KSB for the year ended December 31, 2004.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: May 16, 2005	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 16, 2005	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)