Form 10-Q
period 2005-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2005-08-15
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the Issuer is an accelerated filer (as described in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes:  ☐    No:  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of July 31, 2005:

Class	Number of Shares
Common Stock, $0.00025 par value	11,133,195

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,996,381	$9,650,140
Accounts receivable, net	5,727,185	7,957,736
Prepaid expenses and other current assets	915,392	889,208
Deferred income taxes	220,046	1,551,916

Total current assets	16,859,004	20,049,000

Property and equipment, net	5,519,197	5,101,569

Intangibles and goodwill	2,737,247	2,905,025

Deferred income taxes	1,734,487	—

Other assets	310,412	318,220

Total assets	$27,160,347	$28,373,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,847,220	$1,269,855
Accrued expenses and other current liabilities	1,261,413	1,859,022
Deferred revenue	4,213,015	3,076,630
Current maturities of capital lease obligations	892,281	722,086

Total current liabilities	8,213,929	6,927,593
Long-term capital lease obligations	857,319	906,922
Deferred income taxes	—	889,976
Other liability	191,786	131,681

Total liabilities	9,263,034	8,856,172

Commitments and Contingencies

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at June 30, 2005 and at December 31, 2004	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,132,195 shares at June 30, 2005 and 11,027,320 shares at December 31, 2004	2,783	2,757
Additional paid-in capital	22,123,337	22,016,231
Accumulated deficit	(4,211,707)	(2,501,346)
Accumulated other comprehensive loss	(17,100)	—

Stockholders’ equity	17,897,313	19,517,642

Total liabilities and stockholders’ equity	$27,160,347	$28,373,814

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
Service revenues	$10,978,401	$12,440,249
Reimbursement revenues	3,083,040	2,104,459

Total revenues	14,061,441	14,544,708

Cost and expenses:
Cost of revenues	12,174,223	9,462,345
General and administrative expenses	2,469,051	2,217,420
Sales and marketing expenses	2,312,309	1,503,482

Total cost and expenses	16,955,583	13,183,247

(Loss) Income from operations	(2,894,142)	1,361,461
Interest income	78,206	86,551
Interest expense	(62,665)	(77,598)

(Loss) Income before income tax (benefit) provision	(2,878,601)	1,370,414

Income tax (benefit) provision	(1,168,240)	558,548

Net (loss) income	$(1,710,361)	$811,866

Basic (loss) earnings per common share	$(0.15)	$0.08

Weighted average number of common shares	11,076,930	10,772,342

Diluted (loss) earnings per common share	$(0.15)	$0.07

Weighted average number of common shares and dilutive common equivalent shares	11,076,930	12,278,851

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2005	2004
Service revenues	$5,450,129	$6,506,698
Reimbursement revenues	1,486,424	1,097,001

Total revenues	6,936,553	7,603,699

Cost and expenses:
Cost of revenues	5,802,451	4,880,639
General and administrative expenses	1,216,991	1,156,945
Sales and marketing expenses	1,125,057	852,435

Total cost and expenses	8,144,499	6,890,019

(Loss) income from operations	(1,207,946)	713,680
Interest income	42,382	24,731
Interest expense	(22,172)	(32,476)

(Loss) income before income tax provision	(1,187,736)	705,935

Income tax (benefit) provision	(475,094)	289,560

Net (loss) income	$(712,642)	$416,375

Basic (loss) earnings per common share	$(0.06)	$0.04

Weighted average number of common shares	11,102,700	10,799,852

Diluted (loss) earnings per common share	$(0.06)	$0.04

Weighted average number of common shares and dilutive common equivalent shares	11,102,700	12,235,437

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,710,361)	$811,866
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,093,329	856,980
Provision for deferred income taxes	(1,292,593)	592,195
Bad debt (recovery) provision	(10,801)	15,813
Sales leaseback deferred gains	16,518	—
Stock based compensation expense	1,142	6,852
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,241,352	(1,435,449)
Increase in prepaid expenses and other current assets	(30,702)	(7,721)
Decrease (increase) in other assets	6,721	(68,317)
Increase in accounts payable	577,365	186,678
Decrease in accrued expenses and other current liabilities	(556,506)	(953,261)
Increase in deferred revenue	1,136,385	208,343
Increase in other liabilities	60,104	(77,013)

Net cash provided by (used in) operating activities	1,531,953	136,966

Cash flows from investing activities:
Purchases of property and equipment	(1,342,091)	(965,227)

Net cash used in investing activities	(1,342,091)	(965,227)

Cash flows from financing activities:
Payments under equipment lease obligations	(386,280)	(307,950)
Payments under promissory note	—	(83,334)
Purchase of premium for foreign currency options	(29,100)	—
Proceeds from sales leaseback	506,872	339,567
Proceeds from exercise of stock options	64,887	104,461

Net cash provided by (used in) financing activities	156,379	52,744

Net increase (decrease) in cash and cash equivalents	346,241	(775,517)
Cash and cash equivalents at beginning of period	9,650,140	13,289,453

Cash and cash equivalents at end of period	$9,996,381	$12,513,936

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment. FAS 123(R) revises FASB Statement No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. Also, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. In April 2005, the Securities and Exchange Commission extended the effectiveness deadline. For public companies, FAS 123(R) is now effective for annual periods beginning after June 15, 2005.

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

At June 30, 2005, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan as of June 30, 2005 had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. However, we have recorded stock-based compensation expense for restricted shares granted to one of our executives. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to account for stock-based employee compensation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(1,710,361)	$811,866	$(712,642)	$416,375
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	689	6,852	689	3,426
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(131,252)	(131,798)	(65,626)	(65,889)

Pro forma net income	(1,840,924)	686,920	(777,579)	353,912

Earnings per share:
Basic-as reported	$(0.15)	$0.08	$(0.06)	$0.04
Basic-pro forma	$(0.17)	$0.06	$(0.07)	$0.03

Diluted-as reported	$(0.15)	$0.07	$(0.06)	$0.04
Diluted-pro forma	$(0.17)	$0.06	$(0.07)	$0.03

On January 31, 2005, we issued 30,000 shares of Common Stock to an executive officer pursuant to his employment agreement dated February 1, 2002. We accrued $1,142 and $6,852 of stock based compensation expense during the six months ended June 30, 2005 and 2004, respectively. We accrued $1,142 and $3,426 of stock based compensation expense during the three months ended June 30, 2005 and 2004, respectively.

Note 3 - Earnings Per Share:

Basic (loss) earnings per common share for the three months ended June 30, 2005 and 2004 was calculated based upon net (loss) income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period. Diluted earnings per share for the three and six months ended June 30, 2005 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method. Diluted loss per common share for the three and six months ended June 30, 2005 exclude the impact of outstanding stock options as their inclusion would be antidilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic (loss) earnings per common share and diluted (loss) earnings per common share was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income – basic	$(1,710,361)	$811,866	$(712,642)	$416,375
Interest expense on convertible note	—	19,606	—	12,667

Net income – diluted	$(1,710,361)	$831,472	$(712,642)	$429,042

Denominator – basic:
Weighted average number of common shares	11,076,930	10,772,342	11,102,700	10,799,852
Basic earnings per common	$(0.15)	$0.08	$(0.06)	$0.04

Denominator – diluted:
Weighted average number of common shares	11,076,930	10,772,342	11,102,700	10,799,852
Common share equivalents of outstanding stock options	—	1,346,553	—	1,275,078
Common share equivalents related to the convertible promissory note	—	159,956	—	160,507

Weighted average number of common shares and dilutive common equivalent shares	11,076,930	12,278,851	11,102,700	12,235,437

Diluted earnings per common share	$(0.15)	$0.07	$(0.06)	$0.04

As of June 30, 2005 and 2004, options to purchase 1,893,683 and 206,100 shares, respectively, of our common stock have been excluded from the calculation of diluted earnings per common share as they were all antidilutive.

Note 4 - Debt:

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2006 and may be renewed on an annual basis. At June 30, 2005, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

On June 1, 2005, we entered into a $506,872 sale-leaseback transaction whereby we sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was a gain recorded on the sale in the amount of $16,518 which is being deferred and amortized over the life of the lease. The lease term is for 3 years with an interest rate of 6.1%.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Consolidated Total
For the six months ended June 30, 2005
Total revenues	$13,837,327	$224,114	$14,061,441
Total cost and expenses	$16,231,741	$723,842	$(16,955,583)
Loss from operations	$(2,394,414)	$(499,728)	$(2,894,142)

For the six months ended June 30, 2004
Total revenues	$13,972,589	$6,614	$13,979,203
Total cost and expenses	$12,195,692	$422,050	$12,617,742
Income (loss) from operations	$1,776,897	$(415,436)	$1,361,461

For the three months ended June 30, 2005
Total revenues	$6,836,295	$100,258	$6,936,553
Total cost and expenses	$7,759,921	$384,578	$8,144,499
Loss from operations	$(923,626)	$(284,320)	$(1,207,946)

For the three months ended June 30, 2004
Total revenues	$7,352,789	$2,003	$7,354,792
Total cost and expenses	$6,401,455	$239,657	$6,641,112
Income (loss) from operations	$951,334	$(237,654)	$713,680

Segment assets at June 30, 2005	26,873,643	$1,057,989	$27,931,632
Segment assets at June 30, 2004	$25,240,251	$989,670	$26,229,921

Our foreign customers accounted for approximately 22% and 13% of service revenues for the six months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, our foreign customers accounted for approximately 20% and 15% of service revenues, respectively.

Note 7 – Accounts Receivable and Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of our

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

customers’ ability to make payments, additional allowances may be required. We do not have any off-balance-sheet credit exposure related to our customers and the trade accounts receivable does not bear interest.

	June 30, 2005	December 31, 2004
Billed trade accounts receivable	3,015,295	3,718,465
Unbilled trade accounts receivable	2,713,534	4,252,845
Other receivables	1,651	593

Total Receivables	5,730,480	7,971,903

Allowance Rollforward:
Balance at January 1, 2005	14,167
Additions	—
Write offs (net of recoveries)	(10,872)

Balance at June 30, 2005	3,295

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

We have accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards of $6.0 million as of June 30, 2005. Due to ownership changes that have occurred in prior years, we have estimated that $1.1 million of our current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. Our current and long-term deferred tax assets are comprised of the NOL credit carryforwards with a tax effected value of $1,954,533 as of June 30, 2005. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not we will be unable to utilize the asset to offset future taxes. We will continue to evaluate the potential use of our deferred tax assets and the need for a valuation allowance by considering our future taxable income and our on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL credit carryforward is fully utilized or has expired.

We recognize contingent liabilities for any tax related exposures when those exposures are both probable and estimable. At June 30, 2005, we have determined that there is sufficient future taxable income to more likely than not utilize the unlimited net operating loss carryforward at June 30, 2005.

Note 9 – Derivatives and Other Hedging Instruments

All derivatives are recognized in our Consolidated Statement of Operations at fair value and are reported in prepaid expenses and other current assets on the Balance Sheet. To qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (SFAS No. 133), we require that the instruments are effective in reducing the risk exposure that they are designated to hedge. For instruments that are associated with the hedge of cash flows, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value or cash flows of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

In accordance with our current foreign exchange rate risk management policy, on June 2, 2005, we purchased six Euro call options in the amount of 250,000 Euros each with the first expiration on July 27, 2005 and the last expiration on December 28, 2005 at a strike price of $1.26 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $29,100 for the options and at June 30, 2005 have recorded an Accumulated Other Comprehensive Loss of $17,100 in the stockholders’ equity section of the Balance Sheet due to changes in the value of this derivative.

Upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Earnings based on the nature of the underlying cash flow hedged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Pharmaceutical Contract Services

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to achieve profitability. Service revenues were generated from 85 clients encompassing 203 distinct projects for the six months ended June 30, 2005. This compares to 71 clients encompassing 167 distinct projects for the six months ended June 30, 2004.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $47.1 million as of June 30, 2005. This compares to $44.8 million as of June 30, 2004 and $38.5 million as of December 31, 2004. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 5 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

CapMed Division

Our CapMed division offers the Personal Health Record software, referred to as PHR, and the patent-pending Personal HealthKey™ technology. The PHR is a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The Personal HealthKey™ plugs into a computer’s USB port, allowing doctors and patients easy access to the patient’s medical record without the need for additional hardware or software, and it is password protected.

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

Results of Operations

Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30, 2005	% of Total Revenue	Six Months Ended June 30, 2004	% of Total Revenue	$ Change	% Change
Service revenues	$10,978,401	78.1%	$12,440,249	85.5%	$(1,461,848)	(11.8)%
Reimbursement revenues	3,083,040	21.9%	2,104,459	14.5%	978,581	46.5%

Total revenues	14,061,441	100.0%	14,544,708	100.0%	$(483,267)	(3.3)%

Cost of revenues	12,174,223	86.6%	9,462,345	65.1%	$2,711,878	28.7%
General and administrative expenses	2,469,051	17.6%	2,217,420	15.2%	$251,631	11.3%
Sales and marketing expenses	2,312,309	16.4%	1,503,482	10.3%	808,827	53.8%

Total cost and expenses	16,955,583	120.6%	13,183,247	90.6%	3,772,336	28.6%
Interest (expense) income - net	15,541	(0.1)%	8,953	0.1%	$6,588	73.6%

(Loss) income before income tax (benefit) provision	(2,878,601)	(20.5)%	1,370,414	9.4%	$(4,249,015)	(310.1)%
Income tax (benefit) provision	(1,168,240)	(8.3)%	558,548	3.8%	$(1,726,788)	(309.2)%

Net (loss) income	$(1,710,361)	(12.2)%	$811,866	5.6%	$(2,522,227)	(310.7)%

Service revenues for the six months ended June 30, 2005 and 2004 were $10,978,401 and $12,440,249, respectively, a decrease of $1,461,848 or 11.8%. The decrease in service revenues was due to a significantly higher than historical norm cancellation rate in the fourth quarter of fiscal 2004 which resulted in a loss of revenue from anticipated projects for the six months ended June 30, 2005. Our backlog at June 30, 2005 increased to $47.1 million from $38.5 million at December 31, 2004, an increase of 22.3%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 85 clients encompassing 203 distinct projects for the six months ended June 30, 2005. This compares to 71 clients encompassing 167 distinct projects for the six months ended June 30, 2004. No client accounted for more than 10% of our service revenues for the six months ended June 30, 2005. One client, Amgen Inc., encompassing 10 projects represented 10.7% of our service revenues for the six months ended June 30, 2004. No other client accounted for more than 10% of service revenues for the six months ended June 30, 2004. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time, and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included both medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the six months ended June 30, 2005 and 2004 was $12,174,223 and $9,462,345, respectively, an increase of $2,711,878 or 28.7%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the six months ended June 30, 2005, which included $1,052,000 of fees paid directly to independent radiologists who review our client’s imaging data. An additional $1,400,000 of the increase is attributable to the expansion of our European facility to expand our global capabilities and further develop our therapeutic expertise in the cardiovascular area, including the additional personnel and costs from the Heart Core acquisition. Cost of revenues for the six months ended June 30, 2005 and six months ended June 30, 2004 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2005 as reimbursement revenues increase, offset in part by the cost reductions discussed below.

The increase in the cost of revenues as a percentage of total revenues to 86.6% for the six months ended June 30, 2005 from 65.1% for the six months ended June 30, 2004 is primarily due to lower service revenues for the six months ended June 30, 2005 due to cancellations from the fourth quarter of 2004 offset in part by the $500,000 decrease in our cost of revenues due to implementing cost reductions during the first quarter of 2005 which was fully realized in the second quarter of 2005. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the six months ended June 30, 2005 and 2004 were $2,469,051 and $2,217,420, respectively, an increase of $251,631 or 11.3%. The increase is primarily due to an increase in professional and consulting services. General and administrative expenses in each of the six months ended June 30, 2005 and 2004 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase due to anticipated expenditures for Sarbanes-Oxley compliance and a general increase in the fees associated with being a publicly traded company.

The increase in general and administrative expenses as a percentage of total revenues to 17.6% for the six months ended June 30, 2005 from 15.2% for the six months ended June 30, 2004 is primarily due to a lesser increase in our total revenues.

Sales and marketing expenses for the six months ended June 30, 2005 and 2004 were $2,312,309 and $1,503,482, respectively, an increase of $808,827 or 53.8%. The increase is due to an increase associated with our CapMed division of $261,000, $189,000 fees and expenses associated with our Scientific Advisory Board and $358,000 of other sales and marketing expenses including an increase in personnel. Sales and marketing expenses in each of the six months ended June 30, 2005 and June 30, 2004 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2005 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 16.4% for the six months ended June 30, 2005 from 10.3% for the six months ended June 30, 2004 is primarily due to an increase in personnel and increased expenses associated with our CapMed division and Scientific Advisory Board.

Net interest income for the six months ended June 30, 2005 and 2004 were $15,541 and $8,953 respectively, an increase of $6,588 or 73.6%. This increase is primarily due to the payment of the Quintiles Note in November 2004, and, therefore, we did not incur this interest expense for the six months ended June 30, 2005. Net interest income and expense for the six months ended June 30, 2005 and 2004 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Net interest income and expense for the six months ended June 30, 2004 also included interest expense incurred on the Quintiles Note.

Loss before income taxes was $2,878,601 for the six months ended June 30, 2005 and income before income taxes was $1,370,414 for the six months ended June 30, 2004, a decrease of $4,249,015 or 310.1%. The decrease was due to lower service revenues, an increase in personnel (including the Heart Core acquisition), an increase in professional and consulting services fees and an increase in our sales and marketing expenses.

We had an income tax benefit of $1,168,240 for the six months ended June 30, 2005 as compared to an income tax provision for the six months ended June 30, 2004 of $558,548, a decrease of $1,726,788, or 309.2%. The decrease is primarily due to the net loss for the six months ended June 30, 2005 generating a 40% income tax benefit as compared to our estimated effective tax rate for 2004 of 41%.

Three Months Ended June 30, 2005 and 2004

	Three Months Ended June 30, 2005	% of Total Revenue	Three Months Ended June 30, 2004	% of Total Revenue	$ Change	% Change
Service revenues	$5,450,129	78.6%	$6,506,698	85.6%	$(1,056,569)	(16.2)%
Reimbursement revenues	1,486,424	21.4%	1,097,001	14.4%	389,423	35.5%

Total revenues	6,936,553	100.0%	7,603,699	100.0%	(667,146)	(8.8)%

Cost of revenues	5,802,451	83.7%	4,880,639	64.2%	921,812	18.9%
General and administrative expenses	1,216,991	17.5%	1,156,945	15.2%	60,046	5.2%
Sales and marketing expenses	1,125,057	16.2%	852,435	11.2%	272,622	32.0%

Total cost and expenses	8,144,499	117.4%	6,890,019	90.6%	1,254,480	18.2%
Interest income (expense) net	20,210	0.3%	(7,745)	(0.1)%	27,955	(360.9)%

(Loss) income before income tax provision	(1,187,736)	(17.1)%	705,935	9.3%	(1,893,671)	(268.3)%
Income tax (benefit) provision	(475,094)	(6.8)%	289,560	3.8%	(764,654)	(264.1)%

Net (loss) income	$(712,642)	(10.3)%	$416,375	5.5%	$(1,129,017)	(271.2)%

Service revenues for the three months ended June 30, 2005 and 2004 were $5,450,129 and $6,506,698, respectively, a decrease of $1,056,569 or 16.2%. The decrease in service revenues was due to a significantly higher than historical norm cancellation rate in the fourth quarter of fiscal 2004 which resulted in a loss of revenue from anticipated projects for the three months ended June 30, 2005. Our backlog at June 30, 2005 increased to $47.1 million from $38.5 million at December 31, 2004, an increase of 22.3%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 79 clients encompassing 186 distinct projects for the three months ended June 30, 2005. This compares to 69 clients encompassing 153 distinct projects for the three months ended June 30, 2004. One client, Novartis Pharmaceuticals, Inc., encompassing 13 distinct projects, accounted for 10.6% of our service revenues for the three months ended June 30, 2005. No other client accounted for more than 10% of service revenues for the three months ended June 30, 2005. There were no clients that accounted for more than 10% of our service revenues for the three months ended June 30, 2004. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the three months ended June 30, 2005 and 2004 was $5,802,451 and $4,880,639, respectively, an increase of $921,812 or 18.9%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the three months ended June 30, 2005 which included $477,000 of fees paid directly to independent radiologists who review our client’s imaging data. An additional $700,000 of the increase is attributable to the expansion of our European facility to expand our global capabilities and further develop our therapeutic expertise in the cardiovascular area, including the additional personnel and costs from the Heart Core acquisition. Cost of revenues for the three months ended June 30, 2005 and three months ended June 30, 2004 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2005 as reimbursement revenues increase, offset in part by the cost reductions discussed below.

The increase in the cost of revenues as a percentage of total revenues to 83.7% for the three months ended June 30, 2005 from 64.2% for the three months ended June 30, 2004 is primarily due to lower service revenues for the three months ended June 30, 2005 due to cancellations from the fourth quarter of 2004 offset in part by the $500,000 decrease in our cost of revenues due to implementing cost reductions during the first quarter of 2005 which was fully realized in the second quarter of 2005. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended June 30, 2005 and 2004 were $1,216,991 and $1,156,945, respectively, an increase of $60,046 or 5.2%. The increase is primarily due to an increase in professional and consulting services. General and administrative expenses in each of the three months ended June 30, 2005 and 2004 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase due to anticipated expenditures for Sarbanes-Oxley compliance and a general increase in the fees associated with being a publicly traded company.

The increase in general and administrative expenses as a percentage of total revenues to 17.5% for the three months ended June 30, 2005 from 15.2% for the three months ended June 30, 2004 is primarily due to a lesser increase in our total revenues.

Sales and marketing expenses for the three months ended June 30, 2005 and 2004 were $1,125,057 and $852,435, respectively, an increase of $272,622 or 32.0%. The increase is due to an increase in expenses associated with our CapMed division of $120,000, $78,000 fees and expenses associated with our Scientific Advisory Board and $75,000 of other sales and marketing expenses including and an increase in personnel. Sales and marketing expenses in each of the three months ended June 30, 2005 and June 30, 2004 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2005 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 16.2% for the three months ended June 30, 2005 from 11.2% for the three months ended June 30, 2004 is primarily due to an increase in personnel and increased expenses associated with our CapMed division and Scientific Advisory Board.

Net interest income for the three months ended June 30, 2005 was $20,210 as compared to net interest expense for the three months ended June 30, 2004 of $7,745, a decrease of $27,955 or 360.9%. This decrease is primarily due to the payment of the Quintiles Note in November 2004, and, therefore, we did not incur this interest expense for the three months ended June 30, 2005. Net interest income and expense for the three months ended June 30, 2005 and 2004 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Net interest income and expense for the three months ended June 30, 2004 also included interest expense incurred on the Quintiles Note.

Loss before income taxes was $1,187,736 for the three months ended June 30, 2005 and income before income taxes was $705,935 for the three months ended June 30, 2004, a decrease of $1,893,671 or 268.3%. The decrease was due to lower service revenues, an increase in personnel (including the Heart Core acquisition), an increase in professional and consulting services fees and an increase in our sales and marketing expenses.

We had an income tax benefit of $475,094 for the three months ended June 30, 2005 as compared to an income tax provision for the three months ended June 30, 2004 of $289,560, a decrease of $764,654, or 264.1%. The decrease is primarily due to the net loss for the three months ended June 30, 2005 generating a 40% income tax benefit as compared to our estimated effective tax rate for 2004 of 41%.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 6 – Business Segments” to our Condensed Consolidated Financial Statements in this Form 10-Q. During the six months ended June 30, 2005, we had CapMed segment sales of $224,114 and total costs and expenses of $723,842, consisting of $514,237 of sales and marketing expenses, $128,559 of general and administrative expenses and $81,046 of cost of revenues. During the three months ended June 30, 2005, we had CapMed segment sales of $100,258 and total costs and expenses of $384,578, consisting of $263,586 of sales and marketing expenses, $65,896 of general and administrative expenses and $55,096 of cost of revenues.

Liquidity and Capital Resources

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net cash provided by operating activities	$1,531,953	$136,966
Net cash used in investing activities	$(1,342,091)	$(965,227)
Net cash provided by financing activities	$156,379	$52,744

At June 30, 2005, we had cash and cash equivalents of $9,996,381. Working capital at June 30, 2005 was $8,645,075.

Net cash provided by operating activities for the six months ended June 30, 2005 was $1,531,953 as compared to $136,966 for the six months ended June 30, 2004. This is primarily due to the net collection in our accounts receivable of $2,241,352 at June 30, 2005 from December 31, 2004 from our collection efforts to reduce the days outstanding and the decrease in our unbilled accounts receivable from $4,252,845 at December 31, 2004 to $2,713,534 at June 30, 2005 and from the increase in our deferred revenue of $1,136,385 at June 30, 2005 from December 31, 2004 due to the advance deposits received from our clients from new contract signings. This was offset by the net loss for the six months ended June 30, 2005 of $1,710,361.

Net cash used in investing activities for the six months ended June 30, 2005 represents our investment in furniture and fixtures for new space in our Newtown facility and software for our operations. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2005 will be approximately $1,400,000. These expenditures represent software development and additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations.

Net cash provided by financing activities for the six months ended June 30, 2005 is primarily attributable to the proceeds of $506,872 from our sales leaseback transaction offset by payments under equipment lease obligations.

The following table lists our cash contractual obligations as of June 30, 2005:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$1,749,600	$892,281	$857,319	—	—
Facility rent operating leases	$6,627,664	$1,384,683	$2,828,219	$2,414,762	—
Employment agreements	$598,016	$404,683	$193,333	—	—

Total contractual cash obligations	$8,975,280	$2,681,647	$3,878,871	$2,414,762	—

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2006 and may be renewed on an annual basis. At June 30, 2005, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.

On June 2, 2005, we purchased six Euro call options in the amount of 250,000 Euros each with the first expiration on July 27, 2005 and the last expiration on December 28, 2005 at a strike price of $1.26 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $29,100 for the options.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We anticipate that our existing capital resources together with cash flow from operations and borrowing capacity under the existing line of credit, will be sufficient to meet our cash needs for at least the next twelve months. However, we cannot assure you that our operating results will achieve profitability on an annual basis in the future. The inherent operational risks associated with the following risks may have a material adverse affect on our future liquidity:

•	our ability to gain new client contracts;

•	the variability of the timing of payments on existing client contracts; and

•	other changes in our operating assets and liabilities.

We may seek to raise additional capital from equity or debt sources in order to take advantage of unanticipated opportunities, such as more rapid expansion, acquisitions of complementary businesses or the development of new services. We cannot assure you that additional financing will be available, if at all, on terms acceptable to us.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of June 30, 2005, there have been no changes to such critical accounting policies and estimates.

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

Foreign Currency Risk

Our financial statements are denominated in United States dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facility in the Netherlands, including the operations of Heart Core, which are primarily EURO denominated. If the exchange rate undergoes a change of 10%, we believe that it would have a material impact on our results of operations due to the increased cost of our Netherlands facility. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

As a result, we do hedge our foreign currency exposure. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses and were in a net asset position at June 30, 2005 and December 31, 2004. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. At June 30, 2005 and December 31, 2004, a 10% increase (decrease) in the EURO to U.S. dollar spot exchange rate would result in the following foreign currency risk for our Netherlands facility in a net asset position:

Chart of Foreign Currency Risk

(Dollars in Thousands)

EURO
As of June 30, 2005	$122
As of December 31, 2004	$127

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of June 30, 2005, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Our annual meeting of stockholders was held on May 11, 2005.

(b)	The following is a list of all of the nominees for Director of the Company who were elected at the Meeting and whose term of office continued after the Meeting:

Mark L. Weinstein

Jeffrey H. Berg, Ph.D.

Richard F. Cimino

E. Martin Davidoff, CPA, Esq.

David E. Nowicki, D.M.D.

David M. Stack

Paula B. Stafford

James A. Taylor, Ph.D.

(c)	There were present at the annual meeting, in person or by proxy, 9,794,451 shares of Common Stock out of a total of 11,062,445 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

(i)	The results of the vote taken at the Meeting for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld
Mark L. Weinstein	9,719,222	75,229
Jeffrey H. Berg, Ph.D.	9,690,222	104,229
Richard F. Cimino	9,686,922	107,529
E. Martin Davidoff, CPA, Esq.	9,686,922	107,529
David E. Nowicki, D.M.D.	9,708,772	85,679
David M. Stack	9,691,422	103,029
Paula B. Stafford	9,694,722	99,729
James A. Taylor, Ph.D.	9,696,422	98,029

(ii) A vote was taken on the proposal to approve the 2005 restatement of our 2002 Stock Incentive Plan, including an increase of 750,000 shares of our common stock available for issuance under the 2002 Stock Incentive Plan. The results of the vote taken at the annual meeting with respect for such approval were as follows:

For	Against	Abstain	Broker Non-Votes
6,233,708	337,045	20,177	3,203,521

(iii) A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. The results of the vote taken at the annual meeting with respect to such appointment were as follows:

For	Against	Abstain
9,732,272	52,850	9,329

Item 6. Exhibits.

4.1	Promissory Note for $5,000,000, dated May 17, 2005, made by Bio-Imaging Technologies, Inc. in favor of Wachovia Bank, National Association.

10.1	Loan Agreement, dated May 17, 2005, by and between Bio-Imaging Technologies, Inc. and Wachovia Bank, National Association.

10.2	Development and Supply Agreement dated June 20, 2005 between CapMed, a division of Bio-Imaging Technologies, Inc., and Medic Alert Foundation Unites States, Inc. (Portions of this exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on August 15, 2005).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: August 15, 2005	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 15, 2005	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)