Form 10-Q
period 2005-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2005-11-14
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes:  ☐    No:  ☒

Check whether the Issuer is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes:  ☐    No:  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of October 31, 2005:

Class	Number of Shares
Common Stock, $0.00025 par value	11,155,620

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

-i-

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,801,839	$9,650,140
Accounts receivable, net	6,150,727	7,957,736
Prepaid expenses and other current assets	981,928	889,208
Deferred income taxes	462,200	1,551,916

Total current assets	17,396,694	20,049,000
Property and equipment, net	5,214,559	5,101,569
Intangibles and goodwill	2,653,366	2,905,025
Deferred income taxes	1,916,627	—
Other assets	361,315	318,220

Total assets	$27,542,561	$28,373,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,115,749	$1,269,855
Accrued expenses and other current liabilities	1,532,658	1,859,022
Deferred revenue	4,704,130	3,076,630
Current maturities of capital lease obligations	883,190	722,086

Total current liabilities	9,235,727	6,927,593
Long-term capital lease obligations	653,784	906,922
Deferred income taxes	—	889,976
Other liability	201,784	131,681

Total liabilities	10,091,295	8,856,172

Commitments and Contingencies
Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at September 30, 2005 and at December 31, 2004	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,155,320 shares at September 30, 2005 and 11,027,320 shares at December 31, 2004	2,789	2,757
Additional paid-in capital	22,227,268	22,016,231
Accumulated deficit	(4,741,673)	(2,501,346)
Accumulated other comprehensive loss	(37,118)	—

Stockholders’ equity	17,451,266	19,517,642

Total liabilities and stockholders’ equity	$27,542,561	$28,373,814

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Service revenues	$17,020,783	$18,987,530
Reimbursement revenues	4,791,040	3,336,044

Total revenues	21,811,823	22,323,574

Cost and expenses:
Cost of revenues	18,382,610	14,694,289
General and administrative expenses	3,698,660	3,284,646
Sales and marketing expenses	3,508,565	2,262,938

Total cost and expenses	25,589,835	20,241,873

(Loss) Income from operations	(3,778,012)	2,081,701
Interest income	128,419	112,844
Interest expense	(84,286)	(106,555)

(Loss) Income before income tax (benefit) provision	(3,733,879)	2,087,990
Income tax (benefit) provision	(1,493,552)	846,332

Net (loss) income	$(2,240,327)	$1,241,658

Basic (loss) earnings per common share	$(0.20)	$0.12

Weighted average number of common shares	11,100,261	10,789,760

Diluted (loss) earnings per common share	$(0.20)	$0.10

Weighted average number of common shares and dilutive common equivalent shares	11,100,261	12,256,529

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,
	2005	2004
Service revenues	$6,042,382	$6,547,281
Reimbursement revenues	1,708,000	1,231,585

Total revenues	7,750,382	7,778,866

Cost and expenses:
Cost of revenues	6,208,387	5,231,944
General and administrative expenses	1,229,609	1,067,226
Sales and marketing expenses	1,196,256	759,456

Total cost and expenses	8,634,252	7,058,626

(Loss) income from operations	(883,870)	720,240
Interest income	50,213	26,293
Interest expense	(21,621)	(28,957)

(Loss) income before income tax provision	(855,278)	717,576
Income tax (benefit) provision	(325,315)	287,784

Net (loss) income	$(529,963)	$429,792

Basic (loss) earnings per common share	$(0.05)	$0.04

Weighted average number of common shares	11,146,059	10,824,041

Diluted (loss) earnings per common share	$(0.05)	$0.04

Weighted average number of common shares and dilutive common equivalent shares	11,146,059	12,154,820

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(2,240,327)	$1,241,658
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,662,814	1,300,001
Provision for deferred income taxes	(1,575,883)	671,759
Bad debt (recovery) provision	(10,781)	12,588
Sales leaseback deferred gains	14,683	—
Stock based compensation expense	1,142	10,278
Loss on foreign currency options	13,800
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,817,790	(2,575,227)
Increase in prepaid expenses and other current assets	(62,849)	(418,615)
(Increase) decrease in other assets	(43,095)	52,903
Increase in accounts payable	845,894	110,689
Decrease in accrued expenses and other current liabilities	(340,340)	(455,697)
Increase in deferred revenue	1,627,500	203,391
Increase (decrease) in other liabilities	70,103	(26,838)

Net cash provided by operating activities	1,780,451	126,890

Cash flows from investing activities:
Purchases of property and equipment	(1,522,310)	(1,184,212)

Net cash used in investing activities	(1,522,310)	(1,184,212)

Cash flows from financing activities:
Payments under equipment lease obligations	(598,906)	(486,841)
Payments under promissory note	—	(125,001)
Premium paid for foreign currency options	(97,307)	—
Proceeds from sales leaseback	506,872	672,102
Proceeds from exercise of stock options	82,899	108,531

Net cash (used in) provided by financing activities	(106,442)	168,791

Net increase (decrease) in cash and cash equivalents	151,699	(888,531)
Cash and cash equivalents at beginning of period	9,650,140	13,289,453

Cash and cash equivalents at end of period	$9,801,839	$12,400,922

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Interim Financial Statements:

Basis of Presentation.

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

Bio-Imaging, at the request of our clients, may directly pay the independent radiologist who reviews our client’s imaging data. These costs are passed directly to our clients and are included in Reimbursement Revenue and Cost of Revenues. Amounts for such reimbursements were immaterial in prior years and have been reclassified from Cost of Revenues to Reimbursement Revenues in our Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 to conform with the current year presentation. This reclassification had no effect on income from operations, net income, cash flows or the balance sheets.

Recent Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our consolidated balance sheet, statements of operations or shareholders’ equity.

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

FAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on when the employees exercise stock options, among other things.

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

Note 2 - Stock-Based Compensation:

At September 30, 2005, we have one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under this plan as of September 30, 2005 had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. However, we have recorded stock-based compensation expense for restricted shares granted to one of our executives. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to account for stock-based employee compensation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	($2,240,327)	$1,241,658	$(529,963)	$429,792
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	689	6,167	689	2,056
Deduct: Total stock-based Employee compensation determined under fair value based method for all awards, net of related tax effects	(196,878)	(329,496)	(65,626)	(109,832)

Pro forma net income	($2,436,516)	$918,329	($594,900)	$322,016

Earnings per share:
Basic-as reported	$(0.20)	$0.12	$(0.05)	$0.04
Basic-pro forma	$(0.22)	$0.09	$(0.05)	$0.03
Diluted-as reported	$(0.20)	$0.10	$(0.05)	$0.04
Diluted-pro forma	$(0.22)	$0.08	$(0.05)	$0.03

On January 31, 2005, we issued 30,000 shares of Common Stock to an executive officer pursuant to his employment agreement dated February 1, 2002. We recorded $1,142 and $10,278 of stock based compensation expense during the nine months ended September 30, 2005 and 2004, respectively. We recorded $0 and $3,426 of stock based compensation expense during the three months ended September 30, 2005 and 2004, respectively.

Note 3 - Earnings Per Share:

Basic (loss) earnings per common share for the three months ended September 30, 2005 and 2004 was calculated based upon net (loss) income divided by the weighted average number of shares of our common stock, $0.00025 par value, outstanding during the period. Diluted

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

earnings per share for the three and nine months ended September 30, 2004 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method. Diluted loss per common share for the three and nine months ended September 30, 2005 exclude the impact of outstanding stock options as their inclusion would be antidilutive.

The computation of basic (loss) earnings per common share and diluted (loss) earnings per common share was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income – basic	($2,240,327)	$1,241,658	($529,963)	$429,792
Interest expense on convertible note	—	24,897	—	11,516

Net (loss) income – diluted	($2,240,327)	$1,266,555	($529,963)	$441,308

Denominator – basic:
Weighted average number of common shares	11,100,261	10,789,760	11,146,059	10,824,041
Basic earnings per common	($0.20)	$0.12	($0.05)	$0.04

Denominator – diluted:
Weighted average number of common shares	11,100,261	10,789,760	11,146,059	10,824,041
Other potential common stock of outstanding stock options	—	1,318,086	—	1,181,969
Other potential common stock related to the convertible promissory note	—	148,683	—	148,810

Weighted average number of common shares and other potential common stock	11,100,261	12,256,529	11,146,059	12,154,820

Diluted (loss) earnings per common share	($0.20)	$0.10	($0.05)	$0.04

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2005 and 2004, options to purchase 1,846,475 and 206,100 shares, respectively, of our common stock have been excluded from the calculation of diluted earnings per common share as they were all antidilutive.

Note 4 - Debt:

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2006 and may be renewed on an annual basis. At September 30, 2005, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

On June 1, 2005, we entered into a $506,872 sale-leaseback transaction whereby we sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was a gain on the sale in the amount of $16,518 which is being deferred and amortized over the life of the lease. The lease term is for 3 years with an interest rate of 6.1%. During the nine months ended September 30, 2005, we amortized $1,835 of this gain to our operational costs.

Note 5 - Commitments and Contingencies:

On March 28, 2005 and upon recommendation of the Compensation Committee, we executed an employment agreement with our President and Chief Executive Officer for a two-year period, beginning as of February 1, 2005 and ending on February 28, 2007. Prior to or on February 28, 2006, the Board of Directors, in its sole discretion, may extend the employment period until February 28, 2008. The aggregate amount due under this agreement is $410,833.

Note 6 - Business Segments

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Consolidated Total
For the nine months ended September 30, 2005
Total revenues	$21,502,930	$308,893	$21,811,823
Total cost and expenses	$24,510,141	$1,079,694	$25,589,835
Loss from operations	($3,007,211)	($770,801)	($3,778,012)

For the nine months ended September 30, 2004
Total revenues	$22,301,618	$21,956	$22,323,574
Total cost and expenses	$19,501,147	$740,726	$20,241,873
Income (loss) from operations	$2,800,471	($718,770)	$2,081,701

For the three months ended September 30, 2005
Total revenues	$7,665,603	$84,779	$7,750,382
Total cost and expenses	$8,278,400	$355,852	$8,634,252
Loss from operations	($612,797)	($271,073)	($883,870)

For the three months ended September 30, 2004
Total revenues	$7,763,524	$15,342	$7,778,866
Total cost and expenses	$6,739,950	$318,676	$7,058,626
Income (loss) from operations	$1,023,574	($303,334)	$720,240

Segment assets at September 30, 2005	$26,582,466	$960,095	$27,542,561
Segment assets at September 30, 2004	$26,330,726	$915,258	$27,245,984

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Our foreign customers accounted for approximately 25% and 9% of service revenues for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, our foreign customers accounted for approximately 23% and 0% of service revenues, respectively.

Note 7 - Accounts Receivable and Allowance for Doubtful Accounts

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

	September 30, 2005	December 31, 2004
Billed trade accounts receivable	4,595,477	3,718,465
Unbilled trade accounts receivable	1,550,602	4,252,845
Other receivables	7,943	593

Total Receivables	6,154,022	7,971,903

Allowance Rollforward:
Balance at January 1, 2005	14,167
Additions	—
Write offs (net of recoveries)	(10,872)

Balance at September 30, 2005	3,295

Note 8 - Income Taxes

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We have accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards of $6.6 million as of September 30, 2005. Due to ownership changes that have occurred in prior years, we have estimated that $1.1 million of our current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. Our current and long-term deferred tax assets are comprised of the NOL credit carryforwards with a tax effected value of $2,378,827 as of September 30, 2005. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not we will be unable to utilize the asset to offset future taxes. We will continue to evaluate the potential use of our deferred tax assets and the need for a valuation allowance by considering our future taxable income and our on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL credit carryforward is fully utilized or has expired.

We recognize contingent liabilities for any tax related exposures when those exposures are both probable and estimable. At September 30, 2005, we have determined that there is sufficient future taxable income to more likely than not utilize the unlimited net operating loss carryforward at September 30, 2005.

Note 9 - Derivatives and Other Hedging Instruments

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

In accordance with our current foreign exchange rate risk management policy, during the nine months ended September 30, 2005, we purchased sixteen monthly Euro call options in the amount of 250,000 Euros each and one 200,000 Euro call option for anticipated additional costs

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

in May, 2006, with the first expiration on July 27, 2005 and the last expiration on September 21, 2006 with a strike price ranging from $1.26 to $1.27 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $97,307 for the options and at September 30, 2005 have recorded an Accumulated Other Comprehensive Loss of $37,118 in the stockholders’ equity section of the Balance Sheet due to changes in the value of this derivative. During the nine and three months ended September 30, 2005, we recognized a loss in our Consolidated Statement of Operations of $13,600.

Upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.

Note 10 - Subsequent Event

On November 9, 2005, the Compensation Committee of the Board of Directors of Bio-Imaging Technologies, Inc. (the “Company”) recommended, and the Company’s Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $7.00 held by current employees and executive officers of the Company (but excluding any options granted to members of the Company’s Board of Directors). These options were previously awarded to employees of the Company on February 4, 2004, pursuant to the 2002 Stock Incentive Plan, and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock are subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.25.

The following table summarizes the options subject to acceleration:

	Aggregate Number of Shares Issuable Under Accelerated Options	Exercise Price Per Share	Date of Grant
Employees as a group (other than executive officers)	69,722	$7.03	February 4, 2004
Executive officers as a group	37,969	$7.03	February 4, 2004

The acceleration of vesting of these out-of-the money options is being undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of the Financial Accounting Standard Board (FASB) statement “Share-Based Payment” (FAS 123R) effective for the Company on January 1, 2006.

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to achieve profitability. Service revenues were generated from 103 clients encompassing 233 distinct projects for the nine months ended September 30, 2005. This compares to 78 clients encompassing 191 distinct projects for the nine months ended September 30, 2004.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $55.2 million as of September 30, 2005. This compares to $46.5 million as of September 30, 2004 and $38.5 million as of December 31, 2004. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 5 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

We believe that demand for our services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. We also believe that there is a growing recognition within the bio-pharmaceutical industry of the advantages in using an independent centralized core

16

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

Results of Operations

Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30, 2005	% of Total Revenue	Nine Months Ended September 30, 2004	% of Total Revenue	$ Change	% Change
Service revenues	$17,020,783	78.0%	$18,987,530	85.1%	($1,966,747)	(10.4%)
Reimbursement revenues	4,791,040	22.0%	3,336,044	14.9%	1,454,996	43.6%

Total revenues	21,811,823	100.0%	22,323,574	100.0%	(511,751)	(2.3%)

Cost of revenues	18,382,610	84.3%	14,694,289	65.8%	3,688,321	25.1%
General and administrative expenses	3,698,660	17.0%	3,284,646	14.7%	414,014	12.6%
Sales and marketing expenses	3,508,565	16.1%	2,262,938	10.1%	1,245,627	55.0%

Total cost and expenses	25,589,835	117.3%	20,241,873	90.6%	5,347,962	26.4%
Interest (expense) income - net	44,133	0.2%	6,289	0.0%	37,844	601.7%

(Loss) income before income tax (benefit) provision	(3,733,879)	(17.1%)	2,087,990	9.4%	(5,821,869)	(278.8%)
Income tax (benefit) provision	(1,493,552)	(6.8%)	846,332	3.8%	(2,339,884)	(276.5%)

Net (loss) income	($2,240,327)	(10.3%)	$1,241,658	5.6%	($3,481,985)	(280.4%)

Service revenues for the nine months ended September 30, 2005 and 2004 were $17,020,783 and $18,987,530, respectively, a decrease of $1,966,747 or 10.4%. The decrease in service revenues was due to a significantly higher than historical norm cancellation rate in the fourth quarter of fiscal 2004 which resulted in a loss of revenue from anticipated projects for the nine months ended September 30, 2005. Our backlog at September 30, 2005 increased to $55.2 million from $38.5 million at December 31, 2004, an increase of 43.4%. This compares to $46.5 million at September 30, 2004, an increase of 18.7%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 103 clients encompassing 233 distinct projects for the nine months ended September 30, 2005. This compares to 78 clients encompassing 191 distinct projects for the nine months ended September 30, 2004. No client accounted for more than 10% of our service revenues for the nine months ended September 30, 2005 and September 30, 2004. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time, and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included both medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the nine months ended September 30, 2005 and 2004 was $18,382,610 and $14,694,289, respectively, an increase of $3,688,321 or 25.1%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the nine months ended September 30, 2005 of $1,454,996 and an increase of $1,500,000 attributable to the expansion of our European facility to expand our global capabilities and further develop our therapeutic expertise in the cardiovascular area, including the additional personnel and costs from the Heart Core acquisition. Cost of revenues for the nine months ended September 30, 2005 and nine months ended September 30, 2004 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2005 as reimbursement revenues increase and also due to an anticipated increase in operational personnel to service the increase in backlog.

The increase in the cost of revenues as a percentage of total revenues to 84.3% for the nine months ended September 30, 2005 from 65.8% for the nine months ended September 30, 2004 is primarily due to the increase in reimbursement revenue, lower service revenues for the nine months ended September 30, 2005 due to cancellations from the fourth quarter of 2004 and the increase in cost from the expansion of our European facility. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $3,698,660 and $3,284,646, respectively, an increase of $414,014 or 12.6%. The increase is primarily due to an increase in professional and consulting services. General and administrative expenses in each of the nine months ended September 30, 2005 and 2004 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase due to anticipated expenditures for Sarbanes-Oxley compliance and a general increase in the fees associated with being a publicly traded company.

The increase in general and administrative expenses as a percentage of total revenues to 17.0% for the nine months ended September 30, 2005 from 14.7% for the nine months ended September 30, 2004 is primarily due to a lesser increase in our total revenues.

Sales and marketing expenses for the nine months ended September 30, 2005 and 2004 were $3,508,565 and $2,262,938, respectively, an increase of $1,245,627 or 55.0%. The increase is due to an increase associated with our CapMed division of $309,000, $251,000 fees and expenses associated with our Scientific Advisory Board and $575,000 of other sales and marketing expenses, including an increase in personnel and sales commissions. Sales and marketing expenses in each of the nine months ended September 30, 2005 and September 30, 2004 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2005 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 16.1% for the nine months ended September 30, 2005 from 10.1% for the nine months ended September 30, 2004 is primarily due to an increase in personnel and increased expenses associated with our CapMed division and Scientific Advisory Board.

Net interest income for the nine months ended September 30, 2005 and 2004 were $44,133 and $6,289 respectively, an increase of $37,844 or 601.7%. This increase is primarily due to the payment of the Quintiles Note in November 2004, and, therefore, we did not incur this interest expense for the nine months ended September 30, 2005. Net interest income and expense for the nine months ended September 30, 2005 and 2004 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Net interest income and expense for the nine months ended September 30, 2004 also included interest expense incurred on the Quintiles Note.

Loss before income taxes was $3,733,879 for the nine months ended September 30, 2005 and income before income taxes was $2,087,990 for the nine months ended September 30, 2004, a decrease of $5,821,869 or 278.8%. The decrease was due to lower service revenues, an increase in personnel (including the Heart Core acquisition), an increase in professional and consulting services fees and an increase in our sales and marketing expenses.

We had an income tax benefit of $1,493,552 for the nine months ended September 30, 2005 as compared to an income tax provision for the nine months ended September 30, 2004 of $846,332, a decrease of $2,339,884, or 276.5%. The decrease is primarily due to the net loss for the nine months ended September 30, 2005 generating a 40% income tax benefit as compared to our estimated effective tax rate for 2004 of 41%.

Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30, 2005	% of Total Revenue	Three Months Ended September 30, 2004	% of Total Revenue	$ Change	% Change
Service revenues	$6,042,382	78.0%	$6,547,281	84.2%	($504,899)	(7.7%)
Reimbursement revenues	1,708,000	22.0%	1,231,585	15.8%	476,415	38.9%

Total revenues	7,750,382	100.0%	7,778,866	100.0%	(28,484)	(0.4%)

Cost of revenues	6,208,387	80.1%	5,231,944	67.3%	976,443	18.7%
General and administrative expenses	1,229,609	15.9%	1,067,226	13.7%	162,383	15.2%
Sales and marketing expenses	1,196,256	15.4%	759,456	9.8%	436,800	57.5%

Total cost and expenses	8,634,252	111.4%	7,058,626	90.8%	1,575,626	22.3%
Interest income (expense) net	28,592	0.4%	(2,664)	0.0%	31,256	(1,173.3%)

(Loss) income before income tax provision	(855,278)	(11.0%)	717,576	9.2%	(1,572,854)	(219.2%)
Income tax (benefit) provision	(325,315)	(4.2%)	287,784	3.7%	(613,099)	(213.0%)

Net (loss) income	($529,963)	(6.8%)	$429,792	5.5%	($959,755)	(223.3%)

Service revenues for the three months ended September 30, 2005 and 2004 were $6,042,382 and $6,547,281, respectively, a decrease of $504,899 or 7.7%. The decrease in service revenues was due to a significantly higher than historical norm cancellation rate in the fourth quarter of fiscal 2004 which resulted in a loss of revenue from anticipated projects for the three months ended September 30, 2005. Our backlog at September 30, 2005 increased to $55.2 million from $38.5 million at December 31, 2004, an increase of 43.4%. This compares to $46.5 million at September 30, 2004, an increase of 18.7%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 88 clients encompassing 194 distinct projects for the three months ended September 30, 2005. This compares to 75 clients encompassing 179 distinct projects for the three months ended September 30, 2004. No client accounted for more than 10% of service revenues for the three months ended September 30, 2005. One client, Novartis Pharmaceutical Corporation, encompassing 14 projects represented 13.9% of our service revenues for the three months ended September 30, 2004. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. We believe that measuring revenue concentration by project diversification may be more indicative of revenue concentration risk since we are often working on several separately-based and funded projects with a single client, with each project often being wholly independent from the others. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends.

Cost of revenues for the three months ended September 30, 2005 and 2004 was $6,208,387 and $5,231,944, respectively, an increase of $976,443 or 18.7%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the three months ended September 30, 2005 of $476,415 and an increase of $540,000 attributable to the expansion of our European facility to expand our global capabilities and further develop our therapeutic expertise in the cardiovascular area, including the additional personnel and costs from the Heart Core acquisition. Cost of revenues for the three months ended September 30, 2005 and three months ended September 30, 2004 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2005 as reimbursement revenues increase, offset in part by the cost reductions discussed below.

The increase in the cost of revenues as a percentage of total revenues to 80.1% for the three months ended September 30, 2005 from 67.3% for the three months ended September 30, 2004 is primarily due to the increase in reimbursement revenue, lower service revenues for the nine months ended September 30, 2005 due to cancellations from the fourth quarter of 2004 and the increase in cost from the expansion of our European facility. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended September 30, 2005 and 2004 were $1,229,609 and $1,067,226, respectively, an increase of $162,383 or 15.2%. The increase is primarily due to an increase in professional and consulting services. General and administrative expenses in each of the three months ended September 30, 2005 and 2004 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase due to anticipated expenditures for Sarbanes-Oxley compliance and a general increase in the fees associated with being a publicly traded company.

The increase in general and administrative expenses as a percentage of total revenues to 15.9% for the three months ended September 30, 2005 from 13.7% for the three months ended September 30, 2004 is primarily due to a lesser increase in our total revenues.

Sales and marketing expenses for the three months ended September 30, 2005 and 2004 were $1,196,256 and $759,456, respectively, an increase of $436,800 or 57.5%. The increase is due to an increase in expenses associated with our CapMed division of $48,000, $62,000 fees and expenses associated with our Scientific Advisory Board and $327,000 of other sales and marketing expenses including and an increase in personnel and sales commissions. Sales and marketing expenses in each of the three months ended September 30, 2005 and September 30, 2004 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2005 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 15.4% for the three months ended September 30, 2005 from 9.8% for the three months ended September 30, 2004 is primarily due to an increase in personnel and increased expenses associated with our CapMed division and Scientific Advisory Board.

Net interest income for the three months ended September 30, 2005 was $28,592 as compared to net interest expense for the three months ended September 30, 2004 of $2,664, an increase of $31,256 or 1,173.3%. This increase is primarily due to the payment of the Quintiles Note in November 2004, and, therefore, we did not incur this interest expense for the three months ended September 30, 2005. Net interest income and expense for the three months ended September 30, 2005 and 2004 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Net interest income and expense for the three months ended September 30, 2004 also included interest expense incurred on the Quintiles Note.

Loss before income taxes was $855,278 for the three months ended September 30, 2005 and income before income taxes was $717,576 for the three months ended September 30, 2004, a decrease of $1,572,854 or 219.2%. The decrease was due to lower service revenues, an increase in personnel (including the Heart Core acquisition), an increase in professional and consulting services fees and an increase in our sales and marketing expenses.

We had an income tax benefit of $325,315 for the three months ended September 30, 2005 as compared to an income tax provision for the three months ended September 30, 2004 of $287,784, a decrease of $613,099, or 213.0%. The decrease is primarily due to the net loss for the three months ended September 30, 2005 generating a 40% income tax benefit as compared to our estimated effective tax rate for 2004 of 41%.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 6 – Business Segments” to our Condensed Consolidated Financial Statements in this Form 10-Q. During the nine months ended September 30, 2005, we had CapMed segment sales of $308,893 and total costs and expenses of $1,079,694, consisting of $753,553 of sales and marketing expenses, $188,388 of general and administrative expenses and $137,757 of cost of revenues. During the three months ended September 30, 2005, we had CapMed segment sales of $84,779 and total costs and expenses of $355,852, consisting of $239,313 of sales and marketing expenses, $59,828 of general and administrative expenses and $56,711 of cost of revenues.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net cash provided by operating activities	$1,780,451	$126,890
Net cash used in investing activities	($1,522,310)	($1,184,212)
Net cash (used in) provided by financing activities	($106,442)	$168,791

At September 30, 2005, we had cash and cash equivalents of $9,801,839. Working capital at September 30, 2005 was $8,160,967.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $1,780,451 as compared to $126,890 for the nine months ended September 30, 2004. This is primarily due to the net collection of our accounts receivable of $1,817,790 during the nine months ended September 30, 2005 and from the increase in our deferred revenue of $1,627,500 at September 30, 2005 from December 31, 2004 due to advance deposits received from our clients for new contract signings. This was offset by the net loss for the nine months ended September 30, 2005 of $2,240,327.

Net cash used in investing activities for the nine months ended September 30, 2005 represents our investment in furniture and fixtures for new space in our Newtown facility and software for our operations. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2005 will be approximately $500,000. These expenditures represent software development and additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations.

Net cash provided by financing activities for the nine months ended September 30, 2005 is primarily attributable to the proceeds of $506,872 from our sales leaseback transaction offset by payments under equipment lease obligations of $598,906.

The following table lists our cash contractual obligations as of September 30, 2005:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations
Capital lease obligations	$1,536,975	$883,191	$653,784	—	—
Facility rent operating leases	$6,282,291	$1,391,480	$2,773,699	$2,117,112	—
Employment agreements	$476,366	$355,533	$120,833	—	—

Total contractual cash obligations	$8,295,632	$2,630,204	$3,548,316	$2,117,112	—

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2006 and may be renewed on an annual basis. At September 30, 2005, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.

In accordance with our current foreign exchange rate risk management policy, during the nine months ended September 30, 2005, we purchased sixteen monthly Euro call options in the amount of 250,000 Euros each and one 200,000 Euro call option for anticipated additional costs in May, 2006, with the first expiration on July 27, 2005 and the last expiration on September 21, 2006 with a strike price ranging from $1.26 to $1.27 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $97,307 for the options and at September 30, 2005 have recorded an Accumulated Other Comprehensive Loss of $37,118 in the stockholders’ equity section of the Balance Sheet due to changes in the value of this derivative. During the nine and three months ended September 30, 2005, we recognized a loss in our Consolidated Statement of Operations of $13,600.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. As of September 30, 2005, there have been no changes to such critical accounting policies and estimates.

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

As a result, we do hedge our foreign currency exposure. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses and were in a net asset position at September 30, 2005 and December 31, 2004. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars. At September 30, 2005 and December 31, 2004, a 10% increase (decrease) in the EURO to U.S. dollar spot exchange rate would result in a change of $154,000 and $127,000 to our net asset position at September 30, 2005 and December 31, 2004, respectively.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 5.	Other Information.

On November 9, 2005, the Compensation Committee of the Board of Directors of Bio-Imaging Technologies, Inc. (the “Company”) recommended, and the Company’s Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $7.00 held by current employees and executive officers of the Company (but excluding any options granted to members of the Company’s Board of Directors). These options were previously awarded to employees of the Company on February 4, 2004, pursuant to the 2002 Stock Incentive Plan, and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock are subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.25.

The following table summarizes the options subject to acceleration:

	Aggregate Number of Shares Issuable Under Accelerated Options	Exercise Price Per Share	Date of Grant
Employees as a group (other than executive officers)	69,722	$7.03	February 4, 2004
Executive officers as a group	37,969	$7.03	February 4, 2004

The acceleration of vesting of these out-of-the money options is being undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of the Financial Accounting Standard Board (FASB) statement “Share-Based Payment” (FAS 123R) effective for the Company on January 1, 2006. We estimate this compensation expense, before tax, would be approximately $402,763 in aggregate future expenses based on value calculations using the Black-Scholes methodology.

Item 6.	Exhibits.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: November 14, 2005	By:	/s/ MARK L. WEINSTEIN
Mark L. Weinstein,
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2005	By:	/s/ TED I. KAMINER
Ted I. Kaminer,
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)