Form 10-K
period 2005-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2006-03-16
CIK 822418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.00025 par value per share

NASDAQ National Market

Check if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No:  ☒

Check if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [☒]

Check if the Registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☒

Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $20,462,575 on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the average bid and asked prices on that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of February 28, 2006:

Class	Number of Shares
Common Stock, $.00025 par value	11,172,487

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1. Business.

General

Bio-Imaging Technologies, Inc., referred to herein as “we”, “us” and “our”, is a global pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. We specialize in assisting our clients in the design and management of the medical imaging component of clinical trials for all modalities, which consist of computerized tomography (CT), magnetic resonance imaging (MRI), x-rays, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA) and ultrasound.

We utilize proprietary processes and software applications in providing our services to pharmaceutical companies conducting clinical studies in which medical imaging modalities are used to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. Our digital image processing and computer analysis techniques enable technologists or radiologists to make highly precise measurements and biostatistical inferences about drug or device effects. The resulting data enables our clients and regulatory reviewers, primarily the U.S. Food and Drug Administration and comparable European agencies, to evaluate product efficacy and safety. In addition, we have developed specialized computer services and software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format. Our services also include the regulatory submission of medical images, quantitative data and text.

We are directing our marketing and sales efforts towards those clinical development areas that heavily depend upon medical imaging. These areas include oncology, musculoskeletal, central nervous system and cardiovascular, among others.

We have a European facility in Leiden, the Netherlands that provides centralized image processing services for our European clients. We manage our services for European-based clinical trials from this facility. Our European facility has similar processing and analysis capabilities as our United States headquarters.

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

We were incorporated in Delaware in 1987 under the name Wise Ventures, Inc. Our name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of our principal executive offices is 826 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and our telephone number is 267-757-3000. Our Internet website is www.bioimaging.com. We also utilize the Internet website www.capmed.com for the CapMed division of our business. We make available on our Internet website all of our public filings with the Securities and Exchange Commission. However, nothing on our Internet website is intended to be incorporated by reference into this Form 10-K or any other filing made by us with the Securities and Exchange Commission. The public may read or copy any filings Bio-Imaging, Technologies, Inc. files with the SEC at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Using our CAMR™ systems, independent medical specialists can review medical image data from clinical trials in a digital format. The CAMR™ systems display all modalities of medical image data, regardless of source equipment. In addition, the systems display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients’ responses to therapy or to determine if patients qualify for studies. By using the CAMR™ systems to read and evaluate image data, medical specialists achieve greater reading speed than is possible with film and perform evaluations in a more objective, reproducible manner.

We have also developed remote CAMR™ systems, or rCAMR™ systems, that are located on the premises, either home or office, of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. Historically, the CAMR™ systems have been utilized to determine efficacy of the compounds being studied. More recently, clients are requesting us to provide rapid turn-around reads for inclusion/exclusion criteria. We believe that the rCAMR™ system is the optimal tool for this work because it allows us, at our client’s discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert’s office or home.

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

Central Nervous System Therapeutics

Various pharmaceutical companies are currently developing drugs for treatment of diseases and conditions of the central nervous system, many of which are evaluated with the aid of medical imaging. Many later-stage clinical trials for these serious and costly conditions involve the evaluation of medical image data. We believe that the central nervous system clinical trials business may increase as more therapies progress through the research pipeline.

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

Market Trends

We believe that a variety of favorable regulatory, technological and market trends may positively impact the demand for medical imaging management services, including:

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

Marketing and Sales

We provide and market our services on an international basis primarily to pharmaceutical, biotechnology and medical device companies. Our sales and marketing activities are directed by a Senior Vice President of Medical Affairs and a Vice President of Global Business Development, supported by in-house staff and field business development personnel.

Our selling efforts are focused on North America and Western Europe. Our marketing activities include exhibiting at major trade shows, advertising in trade journals and the sponsoring of industry associations.

Significant Clients

During fiscal 2005, there were no clients that accounted for 10% or more of our service revenues. Revenues from one client, Novartis Pharmaceuticals Corp., encompassing 18 distinct projects, amounted to 10.4% of service revenues for the year ended December 31, 2004. These contracts are terminable by our client at any time and for any reason. The loss of this client, or a reduction in services provided to this client, would have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2005, we had 264 employees, four of whom are executive officers.

Of our employees, as of December 31, 2005, 22 were engaged in sales and marketing, 217 were engaged in client related projects and 25 were engaged in administration and management. A significant number of our management and professional employees have prior industry experience. We believe that we have been successful in attracting skilled and experienced personnel, however, competition for such personnel is intensifying. Although all of our employees are covered by confidentiality and non-competition agreements, we cannot assure you that such agreements will be enforceable. As of February 28, 2006, we have employment agreements with two of our executive officers. See “Item 11. Executive Compensation.” We consider relations with our employees to be good.

Item 1A. Risk Factors

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

No one client accounted for 10% or more of our service revenues for fiscal 2005, while for the comparable period last year, one client, Novartis Pharmaceuticals Corp., encompassing 18 distinct projects, amounted to 10% of service revenues for the year ended December 31, 2004. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $58.4 million at December 31, 2005 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that the client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

Our business has expanded substantially in the past. Our continuing sales and marketing efforts have increased the number of projects under management from 224 in fiscal 2004 to 270 in fiscal 2005. We acquired one company in November 2003 and another company in December 2004. Rapid expansion could strain our operational, human and financial resources. If we fail to properly manage this expansion, our results of operations and financial condition might be adversely affected. In order to manage our expansion, we must:

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

Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, David A. Pitler, Senior Vice President Operations, Colin G. Miller, Ph.D., Senior Vice President Medical Affairs and Ted I. Kaminer, Senior Vice President and Chief Financial Officer. Although we have employment agreements with Mr. Weinstein and Mr. Kaminer, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

Our revenues, earnings and operating costs are exposed to exchange rate fluctuations.

In fiscal 2005, a small portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands which are primarily EURO denominated.

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

Our CapMed division had a loss from operations of $1,107,850 in fiscal 2005. If our CapMed division continues to incur such losses, our businesses, results of operations and financial condition could be materially adversely affected.

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

As of December 31, 2005, we had the following capital structure:

Common stock outstanding	11,167,737

Common stock issuable upon:
Exercise of options which are outstanding	1,831,308
Exercise of options which have not been granted	895,383

Total common stock outstanding assuming exercise or conversion of all of the above	13,894,428

As of December 31, 2005, we had outstanding options to purchase 1,831,308 shares of common stock at exercise prices ranging from $0.63 to $7.03 per share (exercisable at a weighted average of $2.30 per share), of which 1,753,558 options were then exercisable. Exercise of our outstanding options into our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of December 31, 2005, we had 11,167,737 shares of our common stock issued and outstanding, all of which are currently freely tradable. Pursuant to his employment agreement, on January 31, 2005, we issued 30,000 restricted shares of our common stock to an executive officer.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 47% of the outstanding shares of common stock on a fully diluted as-converted to common stock basis at December 31, 2005, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The market has also experienced significant decreases in value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2005 and December 31, 2005, our common stock has traded at a low of $2.10 per share and a high of $5.51 per share. Between January 1, 2006 and February 28, 2006, our common stock has traded at a low of $3.11 per share and a high of $4.73 per share.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease 54,400 square feet of office space located in Newtown, Pennsylvania. This lease expires June 2010 and provides for a fixed base rent of $93,000 per month with an annual inflation increase. We lease 5,000 square feet of additional office space located in Newtown, Pennsylvania for $5,500 per month in base rent expiring November 2006. In addition, we lease 15,500 square feet of office space in Leiden, the Netherlands. This lease, denominated in EURO, expires in May 2008 and provides for a base rent of $30,500 per month, based upon the conversion rate as of December 31, 2005, with an annual inflation increase. We believe that these facilities will be adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings.

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the NASDAQ National Market on December 18, 2003 under the symbol BITI. Prior to listing on the NASDAQ National Market, our common stock was traded on the American Stock Exchange under the symbol BIT from February 25, 2003. Our common stock was quoted on the NASD OTC Bulletin Board under the symbol BITI prior to being listed on the American Stock Exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the NASDAQ National Market for each of the quarters from the quarter ended March 31, 2004 through December 31, 2005. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	Common Stock
	High	Low
March 31, 2004	8.05	5.76
June 30, 2004	6.18	4.23
September 30, 2004	4.99	3.75
December 31, 2004	5.69	3.95
March 31, 2005	5.51	2.59
June 30, 2005	3.15	2.49
September 30, 2005	3.55	2.72
December 31, 2005	3.29	2.10

As of February 28, 2006, the number of holders of record of our common stock was 95 and the approximate number of beneficial holders of our common stock was 1,700.

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

On January 31, 2005, in connection with his employment agreement dated February 1, 2002, we issued 30,000 shares of restricted stock to Mark L. Weinstein, our President and Chief Executive Officer, as required pursuant to the terms of his employment agreement.

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

On November 9, 2005, the Compensation Committee of the Board of Directors of Bio-Imaging Technologies, Inc. (the “Company”) recommended, and the Company’s Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $7.00 held by current employees and executive officers of the

Company (but excluding any options granted to members of the Company’s Board of Directors). These options were previously awarded to employees of the Company on February 4, 2004, pursuant to the 2002 Stock Incentive Plan, and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock are subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.20.

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

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data. This data is derived from our audited consolidated financial statements and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes included in this Form 10-K.

For the years ended, (dollars in thousands, except per share data and number of employees)

	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Sep. 30, 2001
OPERATIONS
Service revenue	$23,712	$25,069	$21,748	$17 190	$8,755
Total revenue	$30,486	$29,691	$25,211	$20,879	$10,816
(Loss) income from operations	(4,335)	1,604	2,198	1,551	610
Net (loss) income	(2,545)	949	2,338	1,140	919
Basic (loss) earnings per share	(0.23)	0.09	0.25	0.14	0.11
Diluted (loss) earnings per share	(0.23)	0.08	0.22	0.12	0.11

FINANCIAL POSITION
Cash, cash equivalents	$10,554	$9,650	$13,289	$2,563	$545
Working capital	8,055	13,121	12,966	1,442	982
Total assets	28,791	28,374	25,907	11,440	4,921
Long-term debt	551	907	771	1,379	127
Stockholders’ equity	17,197	19,518	17,426	3,619	2,286

OTHER DATA
Purchases of property and equipment	$1,871	$1,849	$1,641	$992	$267
Depreciation and amortization	2,312	1,760	1,076	738	567
Number of employees	264	269	223	175	90
Weighted average shares used in computing:
Basic (loss) earnings per share	11,114	10,812	9,276	8,361	8,108
Diluted (loss) earnings per share	11,114	12,229	10,849	9,828	8,309

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically ranged from three to twelve months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our service revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 115 clients encompassing 270 distinct projects for fiscal 2005. This compares to 84 clients encompassing 224 distinct projects for fiscal 2004.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $58.4 million as of December 31, 2005. This compares to $38.5 million as of December 31, 2004, an increase of 52%. This increase is primarily due to our sales and marketing efforts for fiscal 2005. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as an indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

We believe that demand for our services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. We also believe that there is a growing recognition within the bio-pharmaceutical industry of the advantages in using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data and this will lead to a growth in our market share for these services. In addition, the FDA is gaining experience with electronic submissions and is continuing to develop sophisticated guidelines for computerized submission of clinical trial data, including medical images. Furthermore, we believe that the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data from a large number of imaging sources. These studies require processing, analysis, data management and submission services best handled by vendors with scalable logistical capabilities and extensive experience working with research facilities worldwide. Due to several factors, including, without limitation, competition from commercial competitors and academic research centers and the risk of project cancellations, slowing of patient enrollment in on-going studies or delay of future project awards, among others, we cannot assure you that demand for our services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by us.

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

We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We believe that continued emphasis on improving patient care and reducing costs will contribute to the growth of the personal electronic medical records market.

Forward Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; growth potential for our CapMed division; the demand for our services and technologies; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-K and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition. Service revenues are recognized over the contractual term of our customer contracts using the proportional performance method, which is based on hours incurred as a percentage of total estimated hours. Service revenues are not recognized until we have a signed contract from a customer which: (i) contains fixed or determinable fees; and (ii) collectability of such fees is reasonably assured. Any change to recognized service revenue as a result of revisions to estimated total hours are recognized in the period the estimate changes. Our revenue recognition policy entails a number of estimates including an estimate of the total hours that are expected to be incurred on a project, which is used as the basis for determining the portion of our revenue to be recognized for each period. The revenue recognized in any period might have been materially affected if different assumptions or conditions prevailed. The timing of our recognition of revenue would be revised if there were changes in the total estimated hours (other than scope changes in a project which typically result in a revision to the contract). We review our total estimated hours monthly. Provisions for losses expected to be incurred on contracts, based on our monthly estimates, are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

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

Long-lived Assets, Intangibles and Goodwill. Management annually evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. If these factors indicate that the carrying value of a long lived asset exceeds the net realizable value, the Company will record an impairment and reduce the carrying value of the asset to the net realizable value.

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

Derivatives. We use derivative financial instruments to reduce the risk caused by interest rate fluctuations. The derivative instruments are not held for trading purposes. Derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivative instruments as either assets or liabilities in the balances sheet and measures them at fair value. If designated as a cash flow hedge, the corresponding changes in fair value are recorded in stockholders equity (as a component of comprehensive income/expense).

Foreign Currency Risks

Our financial statements are denominated in United States dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facility in the Netherlands, which are primarily EURO denominated. At December 31, 2005 and December 31, 2004, a 10% increase or decrease in the EURO to U.S. dollar spot exchange rate would result in a change of $60,000 and $127,000 to our net asset position at December 31, 2005 and December 31, 2004, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

We do hedge our foreign currency exposure. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses and were in a net asset position at December 31, 2005 and December 31, 2004. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

Results of Operations

The results of operations for our CapMed segment is not material to the trend of the Company’s financials and therefore, the results of operations discussed below is for both our Pharmaceutical Contract Services and CapMed segments.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004.

	2005	% of Total Revenue	2004	% of Total Revenue	$ Change	% Change
Service revenues	$23,712,141	77.8%	$25,068,670	84.4%	$(1,356,529)	(5.4)%
Reimbursement revenues	6,773,500	22.2%	4,622,105	15.6%	2,151,395	46.5%

Total revenues	30,485,641	100.0%	29,690,775	100.0%	794,866	2.7%

Cost and expenses:
Cost of revenues	25,087,575	82.3%	20,451,633	68.9%	4,635,942	22.7%
General and administrative expenses	4,960,378	16.3%	4,452,535	15.0%	507,843	11.4%
Sales and marketing expenses	4,772,223	15.7%	3,182,125	10.7%	1,590,098	50.0%

Total cost and expenses	34,820,176	114.2%	28,086,293	94.6%	6,733,883	24.0%

(Loss) income from operations	(4,334,535)	(14.2)%	1,604,482	5.4%	(5,939,017)	(370.2)%
Interest income	189,609	0.6%	132,273	0.4%	57,336	43.3%
Interest expense	(106,287)	(0.3)%	(129,409)	(0.4)%	23,122	(17.9)%

(Loss) income before income tax	(4,251,213)	(13.9)%	1,607,346	5.4%	(5,858,559)	(364.5)%
Income tax provision (benefit)	(1,705,841)	(5.6)%	658,434	2.2%	(2,364,275)	(359.1)%

Net (loss) income	$(2,545,372)	(8.3)%	$948,912	3.2%	$(3,494,284)	(368.2)%

Service revenues were $23,712,141 for fiscal 2005 and $25,068,670 for fiscal 2004, a decrease of $1,356,529, or 5.4%. The decrease in service revenues was due to a significantly higher than historical norm cancellation rate in the fourth quarter of fiscal 2004 which resulted in a loss of revenue from anticipated projects for fiscal 2005. Our backlog at December 31, 2005 increased to $58.4 million from $38.5 million at December 31, 2004, an increase of 52%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards. Service revenues were generated from 115 clients encompassing 270 distinct projects for fiscal 2005. This compares to 84 clients encompassing 224 distinct projects for fiscal 2004. No one client accounted for 10% or more of our service revenues for fiscal 2005, while for the comparable period last year, one client, Novartis Pharmaceuticals Corp., encompassing 18 distinct projects represented 10.4% of our service revenues. No other client accounted for more than 10% of service revenues in fiscal year 2004. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time, and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from our customers for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, we believe that reimbursement revenues are not a significant indicator of our overall performance trends. Bio-Imaging, at the request of our clients, may directly pay the independent radiologist who reviews our client’s imaging data. These costs are passed directly to our clients and are included in Reimbursement Revenue and Cost of Revenues. Amounts for such reimbursements were immaterial in prior years and have been reclassified in our 2003 Consolidated Statements of Income from Cost of Revenues to Reimbursement Revenues to conform with the current year presentation. This reclassification had no effect on income from operations, net income, cash flows or the balance sheets.

Cost of revenues was $25,087,575 for fiscal 2005 and $20,451,633 for fiscal 2004, an increase of $4,635,942, or 22.7%. Cost of revenues for fiscal 2005 and 2004 was comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for fiscal 2005 of $2,151,395 and an increase of $1,900,000 attributable to the expansion of our European facility to expand our global capabilities and further develop our therapeutic expertise in the cardiovascular area, including the additional personnel and costs from the Heart Core acquisition which occurred on December 10, 2004. The increase in cost of revenues as a percentage of total revenues to 82.2% for fiscal 2005 from 68.9% for fiscal 2004 is primarily attributable to the increase in reimbursement revenue, lower service revenues for fiscal 2005 due to cancellations from the fourth quarter of 2004 and the increase in cost from the expansion of our European facility. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses were $4,960,378 for fiscal 2005 and $4,452,535 for fiscal 2004, an increase of $507,843, or 11.4%. General and administrative expenses in fiscal 2005 and 2004 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expense will increase in 2006 due to anticipated expenditures for Sarbanes-Oxley compliance and a general increase in the expenses associated with being a publicly traded company.

The increase in general and administrative expenses as a percentage of total revenues to 16.3% for fiscal 2005 from 15.0% for fiscal 2004 is primarily due to an increase in professional and consulting services.

Sales and marketing expenses were $4,772,223 for fiscal 2005 and $3,182,125 for fiscal 2004, an increase of $1,590,098, or 50.0%. Sales and marketing expenses in fiscal 2005 and 2004 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead The increase is due to an increase associated with our CapMed division of $610,000, $207,000 fees and expenses associated with our Scientific Advisory Board and $765,000 of other sales and marketing expenses, including an increase of $322,000 in personnel costs and sales commissions due to the increase in contract signings for fiscal 2005 as compared to fiscal 2004. We expect that sales and marketing expenses will increase in fiscal 2006 as we continue to expand our market presence in the United States and Europe.

The increase in sales and marketing expenses as a percentage of total revenues to 15.7% for fiscal 2005 from 10.7% for fiscal 2004 is primarily due to increased expenses associated with our CapMed division and Scientific Advisory Board and an increase in personnel.

Net interest income was $83,322 for fiscal 2005 and net interest income was $2,864 for fiscal 2004, an increase of $80,458, or 2,809.3%. This increase is primarily due to the payment of the Quintiles Note in November 2004, and, therefore, we did not incur this interest expense for fiscal 2005. Net interest income and expense for 2005 and 2004 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Net interest income and expense for fiscal 2004 also included interest expense incurred on the Quintiles Note.

The loss before income taxes was $4,251,213 for fiscal 2005, and we had income before income tax of $1,607,346 for fiscal 2004, a decrease of $5,858,559, or 364.5%. This decrease is due to the loss in anticipated service revenues from contracts cancelled in the fourth quarter of 2004 resulting from a cancellation rate during that quarter that was significantly higher than historical norms. The cancellations were the result of sponsors halting studies for clinical or strategic considerations. The convergence of cancellation rates higher than historical norms, an overall slowing of patient enrollment in ongoing studies and the delay of several anticipated projects combined with the operating expense increases described above resulted in our unfavorable fiscal 2005 results.

Our income tax benefit for fiscal 2005 was $1,705,841 versus an income tax provision for fiscal 2004 of $658,434. The income tax benefit in fiscal 2005 resulted from recording a deferred tax benefit for the future tax savings anticipated from using the net operating loss carryforwards available at December 31, 2005. As a result, our effective income tax rate was 40% for fiscal 2005.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003.

	2004	% of Total Revenue	2003	% of Total Revenue	$ Change	% Change
Service revenues	$25,068,670	84.4%	$21,747,636	86.3%	$3,321,034	15.3%
Reimbursement revenues	4,622,105	15.6%	3,463,071	13.7%	1,159,034	33.5%

Total revenues	29,690,775	100.0%	25,210,707	100.0%	4,480,068	17.8%

Cost and expenses:
Cost of revenues	20,451,633	68.9%	16,875,166	66.9%	3,576,467	21.2%
General and administrative expenses	4,452,535	15.0%	4,079,419	16.2%	373,116	9.1%
Sales and marketing expenses	3,182,125	10.7%	2,057,878	8.2%	1,124,247	54.6%

Total cost and expenses	28,086,293	94.6%	23,012,463	91.3%	5,073,830	22.0%

Income from operations	1,604,482	5.4%	2,198,244	8.7%	(593,762)	(27.0)%
Interest income	132,273	0.4%	9,287	0.0%	122,986	1324.3%
Interest expense	(129,409)	(0.4)%	(139,942)	(0.6)%	10,533	(7.5)%

Income before income tax	1,607,346	5.4%	2,067,589	8.2%	(460,243)	(22.3)%
Income tax provision (benefit)	658,434	2.2%	(270,264)	(1.1)%	928,698	(343.6)%

Net income	$948,912	3.2%	$2,337,853	9.3%	$(1,388,941)	(59.4)%

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

Quarterly Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included herein.

Quarter Ended

(dollars in thousands, except per share data)

	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Service revenues	$6,691,358	$6,042,382	$5,450,129	$5,528,272	$6,081,140	$6,547,281	$6,506,698	$5,933,551
Reimbursement revenues	1,982,460	1,708,000	1,486,424	1,596,616	1,286,061	1,231,585	1,097,001	1,007,458

Total revenues	8,673,818	7,750,382	6,936,553	7,124,888	7,367,201	7,778,866	7,603,699	6,941,009

Cost and expenses:
Cost of revenues	6,704,965	6,208,387	5,802,451	6,371,772	5,757,344	5,231,944	4,880,639	4,581,706
General and administrative expenses	1,261,718	1,229,609	1,216,991	1,252,060	1,167,889	1,067,226	1,156,945	1,060,475
Sales and marketing expenses	1,263,658	1,196,256	1,125,057	1,187,252	919,187	759,456	852,435	651,047

Total cost and expenses	9,230,341	8,634,252	8,144,499	8,811,084	7,844,420	7,058,626	6,890,019	6,293,228

(Loss) income from operations	(556,523)	(883,870)	(1,207,946)	(1,686,196)	(477,219)	720,240	713,680	647,781
Interest income	61,190	50,213	42,382	35,824	19,429	26,293	24,731	61,820
Interest expense	(22,001)	(21,621)	(22,172)	(40,493)	(22,854)	(28,957)	(32,476)	(45,122)

(Loss) income before income tax provision (benefit)	(517,334)	(855,278)	(1,187,736)	(1,690,865)	(480,644)	717,576	705,935	664,479
Income tax provision (benefit)	(212,286)	(325,315)	(475,094)	(693,146)	(187,898)	287,784	289,560	268,988

Net (loss) income	$(305,048)	$(529,963)	$(712,642)	$(997,719)	$(292,746)	$429,792	$416,375	$395,491

Basic (loss) earnings per common share	$(0.03)	$(0.05)	$(0.06)	$(0.09)	$(0.03)	$0.04	$0.04	$0.04
Weighted average number of common shares	11,156,542	11,146,059	11,102,700	11,051,036	10,879,298	10,824,041	10,799,852	10,745,125
Diluted (loss) earnings per common share	$(0.03)	$(0.05)	$(0.06)	$(0.09)	$(0.03)	$0.04	$0.04	$0.03
Weighted average number of dilutive common equivalent shares	11,156,542	11,146,059	11,102,700	11,051,036	10,879,298	12,154,820	12,235,437	12,281,359

See notes to the condensed consolidated financial statements

Liquidity and Capital Resources

	2005	2004
Net cash provided by (used in) operating activities	$3,118,144	$(282,942)
Net cash used in investing activities	$(1,870,978)	$(3,062,338)
Net cash used in financing activities	$(343,638)	$(294,033)

At December 31, 2005, we had cash and cash equivalents of $10,553,668. Working capital at December 31, 2005 was $8,055,374.

Net cash provided by operating activities for fiscal 2005 was $3,118,144 as compared to net cash used in operating activities of $282,942 for fiscal 2004. This increase is primarily due to the net collection of our accounts receivable of $1,337,131 during fiscal 2005 and from the increase in our deferred revenue of $3,178,397 at December 31, 2005 from December 31, 2004 due to advance deposits received from our clients for new contract signings. This was offset by the net loss for fiscal 2005 of $2,545,372.

Net cash used in investing activities primarily represents our investment in capital and leasehold improvements of $1,870,978. We currently anticipate that capital expenditures for fiscal 2006 will be approximately $2.5 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both the United States and European operations as well as capitalization of software costs.

Net cash used in financing activities is primarily attributable to payments on capital leases of $825,778 offset by proceeds from the sales leaseback transactions of $506,872 in fiscal 2005.

The following table lists our cash contractual obligations as of December 31, 2005:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$1,425,761	$874,267	$551,494	—	—
Facility rent operating leases	$6,005,029	$1,398,276	$3,994,672	$612,081	—
Employment agreements	$1,176,317	$499,100	$626,383	$50,834	—

Total contractual cash obligations	$8,607,107	$2,771,643	$5,172,549	$662,915	—

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2006 and may be renewed on an annual basis. At December 31, 2005, we had no borrowings under the committed line of credit and are compliant with the financial covenants.

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

Our fiscal year 2006 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations, or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Our plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next 12 months and the foreseeable future.

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

FAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Specifically, FAS 123(R) requires companies to (i) use fair value to measure stock-based compensation awards and (ii) cease using the intrinsic value method of accounting under APB 25 that resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, FAS 123(R) retains the modified grant date model from FAS 123 in that compensation costs are measured at the grant date fair value of the award and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date, except in certain cases. FAS 123(R)’s transition provisions provide a number of alternatives to address implementation issues and to increase the comparability of compensation cost.

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

On November 9, 2005, the Compensation Committee of the Board of Directors of Bio-Imaging Technologies, Inc. (the “Company”) recommended, and the Company’s Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $7.00 held by current employees and executive officers of the Company (but excluding any options granted to members of the Company’s Board of Directors). These options were previously awarded to employees of the Company on February 4, 2004, pursuant to the 2002 Stock Incentive Plan, and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock are subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.20.

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

Existing Contracts

During fiscal 2005, we signed client contracts for a total of $48.9 million as compared to $32.3 million for the same period in the prior year. As of December 31, 2005, we had entered into agreements with 66 companies, encompassing 156 projects, to provide services in the aggregate amount of $96 million through June 2012, of which services valued at $58.4 million remain to be completed. Such contracts are subject to termination by us or our clients at any time or for any reason. In addition, clients’ clinical trials or other projects are subject to timing and scope changes. Therefore, total service revenue generated by us during the life of these contracts may be less than initial contract values.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

And Stockholders of

Bio-Imaging Technologies, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/     PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 16, 2006

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$10,553,668	$9,650,140
Accounts receivable, net of allowance for doubtful accounts of $3,295 and $14,167, respectively	6,631,477	7,957,736
Prepaid expenses and other current assets	991,840	889,208
Deferred income taxes	715,217	1,551,916

Total current assets	18,892,202	20,049,000
Property and equipment, net	5,108,693	5,101,569
Intangibles and goodwill	2,518,812	2,905,025
Deferred income taxes	1,844,171	—
Other assets	427,055	318,220

Total Assets	$28,790,933	$28,373,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,680,922	$1,269,855
Accrued expenses and other current liabilities	2,026,612	1,859,022
Deferred revenue	6,255,027	3,076,630
Current maturities of capital lease obligations	874,267	722,086

Total current liabilities	10,836,828	6,927,593
Long-term capital lease obligations	551,494	906,922
Deferred income taxes	—	889,976
Other liability	205,787	131,681

Total liabilities	11,594,109	8,856,172

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock - $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at December 31, 2005 and 2004	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,167,737 and 11,027,320 shares at December 31, 2005 and 2004, respectively	2,792	2,757
Additional paid-in capital	22,302,328	22,016,231
Accumulated deficit	(5,046,718)	(2,501,346)
Accumulated other comprehensive loss	(61,578)	—

Stockholders’ equity	17,196,824	19,517,642

Total liabilities and stockholders’ equity	$28,790,933	$28,373,814

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2005	2004	2003
Service revenues	$23,712,141	$25,068,670	$21,747,636
Reimbursement revenues	6,773,500	4,622,105	3,463,071

Total revenues	30,485,641	29,690,775	25,210,707

Cost and expenses:
Cost of revenues	25,087,575	20,451,633	16,875,166
General and administrative expenses	4,960,378	4,452,535	4,079,419
Sales and marketing expenses	4,772,223	3,182,125	2,057,878

Total cost and expenses	34,820,176	28,086,293	23,012,463

(Loss) income from operations	(4,334,535)	1,604,482	2,198,244

Interest income	189,609	132,273	9,287

Interest expense	(106,287)	(129,409)	(139,942)

(Loss) income before income tax	(4,251,213)	1,607,346	2,067,589

Income tax provision (benefit)	(1,705,841)	658,434	(270,264)

Net (loss) income	$(2,545,372)	$948,912	$2,337,853

Basic (loss) earnings per common share	$(0.23)	$0.09	$0.25

Weighted average number of common shares	11,114,483	10,812,185	9,275,752

Diluted (loss) earnings per common share	$(0.23)	$0.08	$0.22

Weighted average number of dilutive common equivalent shares	11,114,483	12,228,746	10,848,979

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Other Compre- hensive Loss	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	8,427,653	$2,107	$9,405,412	—	$(5,788,111)	$3,619,408
Stock options exercised	280,555	70	275,318	—	—	275,388
Tax benefit on exercise of stock options	—	—	413,596	—	—	413,596
Shares issued for contingent liability incurred in acquisition	188,549	47	567,675	—	—	567,722
Shares issued in private placement	1,762,000	441	9,873,809	—	—	9,874,250
Shares issued for intangible assets	51,724	13	338,158	—	—	338,171
Net income	—	—	—	—	2,337,853	2,337,853

Balance at December 31, 2003	10,710,481	2,678	20,873,968	—	(3,450,258)	17,426,388
Stock options exercised	140,986	35	129,625	—	—	129,660
Shares issued for acquisition	175,853	44	847,831	—	—	847,875
Tax benefit on exercise of stock options	—	—	164,807	—	—	164,807
Net income	—	—	—	—	948,912	948,912

Balance at December 31, 2004	11,027,320	2,757	22,016,231	—	(2,501,346)	19,517,642
Stock options exercised	110,417	28	93,265	—	—	93,293
Restricted shares issued	30,000	7	42,245	—	—	42,252
Stock based compensation	—	—	70,587	—	—	70,587
Tax benefit on exercise of stock options	—	—	80,000	—	—	80,000
Unrealized loss on foreign currency options	—	—	—	(61,578)	—	(61,578)
Net (loss) income	—	—	—	—	(2,545,372)	(2,545,372)

Balance at December 31, 2005	11,167,737	$2,792	$22,302,328	(61,578)	$(5,046,718)	$17,196,824

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(2,545,372)	$948,912	$2,337,853
Adjustments to reconcile net (loss) income to net cash provided by Operating activities, net of acquisition:
Depreciation and amortization	2,311,853	1,759,789	1,075,742
(Benefit) provision for deferred income taxes	(1,817,041)	364,648	(418,965)
Sales leaseback deferred gains	16,518	34,018	—
Bad debt benefit	(10,872)	(12,654)	(38,179)
Non-cash stock based compensation expense	71,729	13,704	26,266
Loss on foreign currency options	29,100	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,337,131	(3,155,821)	(463,168)
Increase in prepaid expenses and other current assets	(91,796)	(334,663)	(175,455)
(Increase) decrease in other assets	(108,835)	82,034	91,976
Increase in accounts payable	411,067	284,857	325,091
Increase (decrease) in accrued expenses and other current liabilities	262,159	(297,372)	273,973
Increase (decrease) in deferred revenue	3,178,397	6,272	(194,301)
Increase in other liabilities	74,106	23,334	46,786

Net cash provided by (used in) operating activities	3,118,144	(282,942)	2,887,619

Cash flows used in investing activities:
Purchases of property and equipment	(1,870,978)	(1,848,927)	(1,641,209)
Net cash paid for acquisitions	—	(1,213,411)	(273,014)

Net cash used in investing activities	(1,870,978)	(3,062,338)	(1,914,223)

Cash flows from financing activities:
Payments under equipment lease obligations	(825,778)	(659,513)	(505,923)
Payments under promissory note	—	(666,666)	(166,668)
Premiums paid for foreign currency options	(118,032)	—	—
Proceeds from exercise of stock options	93,300	129,660	275,388
Net proceeds from private placement	—	—	9,874,250
Proceeds from sales leaseback	506,872	902,486	275,744

Net cash (used in) provided by financing activities	(343,638)	(294,033)	9,752,791

Net increase (decrease) in cash and cash equivalents	903,528	(3,639,313)	10,726,187
Cash and cash equivalents at beginning of period	9,650,140	13,289,453	2,563,266

Cash and cash equivalents at end of period	$10,553,668	$9,650,140	$13,289,453

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$106,287	$129,409	$139,942
Cash paid during the period for income taxes	$228,169	$270,225	—

Supplemental schedule of noncash investing and financing activities:
Equipment purchases under capital lease obligations	$622,531	$902,486	$760,697
Contingent liability converted to common stock incurred in connection with acquisition		—	$567,722

The accompanying notes are an integral part of these statements.

	For the year ended December 31,
	2005	2004	2003
Acquired business and assets:
Accounts receivable	—	$360,144	—
Other assets	—	14,585	—
Property and equipment	—	132,720	—
Intangible assets and goodwill	—	2,184,422	855,585
Net current liabilities assumed	—	(567,016)	—
Deferred income taxes	—	(63,569)	(244,400)
Common stock issued	—	(847,875)	(338,171)

Cash paid for acquired business and assets, net of cash acquired of $0 in 2005, $196,739 in 2004 and $0 in 2003	$—	$1,213,411	$273,014

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

Bio-Imaging Technologies, Inc. and Subsidiaries (“Bio-Imaging” or the “Company”) is a pharmaceutical contract services organization, operating in two business segments, the pharmaceutical services division and the CapMed division. The pharmaceutical services division provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography (“CT”), magnetic resonance imaging (“MRI”), x-rays, dual energy x-ray absorptiometry (“DEXA”), positron emission tomography (“PET”), single photon emission computerized tomography (“SPECT”), quantitative coronary angiography (“QCA”), cardiac MRI and CT, intravascular ultrasound (“IVUS”), peripheral quantitative angiography (“QVA”) and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. The Company’s CapMed division includes the Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology. The PHR is a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The Personal HealthKey™ plugs into a computer’s USB port, allowing doctors and patients easy access to the patient’s medical record without the need for additional hardware or software, and it is password protected.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations approximate fair value.

Cash and Cash Equivalents

The Company maintains cash in excess of FDIC insurance limits in certain financial institutions. The Company considers cash equivalents to be highly liquid investments with a maturity at the time of purchase of three months or less.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a standby letter of credit which approximated $166,000 at December 31, 2005 and 2004. This letter of credit represents an irrevocable guarantee to fulfill the office facilities operating lease obligation.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004
Billed trade accounts receivable	$5,030,642	$3,718,465
Unbilled trade accounts receivable	1,600,155	4,252,845
Employee receivables	3,975	593

Total receivables	$6,634,772	$7,971,903

Allowance Rollforward:
Balance at January 1, 2004	$26,821
Additions	1,563
Write offs (net of recoveries)	(14,217)

Balance at December 31, 2004	14,167
Additions	10,155
Write offs (net of recoveries)	(21,027)

Balance at December 31, 2005	$3,295

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

Management annually evaluates the net realizable value of long-lived assets, including property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. If these factors indicate that the carrying value of a long lived asset exceeds the net realizable value, the Company will record an impairment and reduce the carrying value of the asset to the net realizable value.

Capitalized Software Development

The Company capitalizes development costs for a software project once the preliminary project stage is completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. The Company capitalized software development costs of $849,044 and $611,613 for the year ended December 31, 2005, and 2004 respectively. Amortization expense related to capitalized computer software costs amounted to $311,458, $196,257 and $39,989 at December 31, 2005, 2004, and 2003 respectively. Capitalized software development costs are included as a component of property and equipment.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which utilizes the liability method. Deferred taxes are determined based on the estimated future tax

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

Total comprehensive income represents net income plus the change in the cumulative translation adjustments for the periods presented.

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

The computation of basic earnings per common share and diluted earnings per common share is as follows:

	For the year ended December 31,
	2005	2004	2003
Net (loss) income – basic	$(2,545,372)	$948,912	$2,337,853
Interest expense on convertible note	—	27,336	37,454

Net (loss) income – diluted	(2,545,372)	976,248	2,375,307

Denominator – basic:
Weighted average number of common shares	11,114,483	10,812,185	9,275,752

Basic (loss) earnings per common share	$(0.23)	$0.09	$0.25

Denominator – diluted:
Weighted average number of common shares	11,114,483	10,812,185	9,275,752
Common share equivalents of outstanding stock options	—	1,284,894	1,429,149
Common share equivalents related to the convertible promissory note	—	131,667	144,078
Weighted average number of dilutive common equivalent shares	11,114,483	12,228,746	10,848,979

Diluted (loss) earnings per common share	$(0.23)	$0.08	$0.22

As of December 31, 2005 and 2004, options to purchase 1,360,358 and 0 shares, respectively, of the Company’s Common Stock have been excluded from the calculation of diluted earnings per common share as they were antidilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the Company has one stock-based employee compensation plan, which is described in detail in Note 6. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations”. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying Common Stock on the date of grant. However, the Company has recorded stock-based compensation expense for restricted shares granted to a Company executive. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” to account for stock-based employee compensation.

	For the year ended December 31,
	2005	2004	2003
Net (loss) income, as reported	$(2,545,372)	$948,912	$2,337,853
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	689	8,222	15,760
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(421,407)	(744,091)	(804,086)

Pro forma net (loss) income	$(2,966,090)	$213,043	$1,549,527

(Loss) Earnings per share:

Basic – as reported	$(0.23)	$0.09	$0.25
Basic – pro forma	$(0.27)	$0.02	$0.17

Diluted – as reported	$(0.23)	$0.08	$0.22
Diluted – pro forma	$(0.27)	$0.02	$0.14

The weighted average fair value of options granted for the years ended December 31, 2005, 2004 and 2003 was $1.06, $3.40 and $2.91, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.85%	3.50%	3.01%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	56.00%	67.00%	105.00%
Expected life in years	4.00	4.00	6.00

Reclassifications

The Company has reclassified certain 2003 financial statement amounts to conform to the 2004 financial statement presentation.

Derivatives

The Company uses derivative financial instruments to reduce the risk caused by interest rate fluctuations. The derivative instruments are not held for trading purposes. Derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. If designated as a cash flow hedge, the corresponding changes in fair value are recorded in stockholders equity (as a component of comprehensive income/expense).

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

The Company expects to adopt the “Modified Prospective Application” (“MPA”) method, without restatement of prior interim periods on January 1, 2006. Under the MPA method without restatement approach, the Company would recognize compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not vested by January 1, 2006, and (3) any outstanding liability awards. Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006, will be recognized using the measurement data and attribution method used in the Company’s FAS 123 pro forma disclosures as those services are received after January 1, 2006.

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

On November 9, 2005, the Compensation Committee of our Board of Directors recommended, and the Company’s Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $7.00 held by current employees and executive officers of the Company (but excluding any options granted to members of the Company’s Board of Directors). These options were previously awarded to employees of the Company on February 4, 2004, pursuant to the 2002 Stock Incentive Plan, and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock are subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.20.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 10, 2004, the Company acquired 100% of the stock of Heart Core B.V. (“Heart Core”), a privately held company located in Leiden, the Netherlands. Heart Core is a global provider of centralized imaging analysis services in the field of cardiovascular, pulmonary and orthopedic clinical research. In connection with the Heart Core acquisition, the Company paid total consideration of $2,258,025, consisting of $1,410,150 and 175,853 shares of the Company’s common stock. $1,269,135 and 158,268 shares of common stock were issued directly to the sellers, and $141,015 and 17,585 shares of common stock were issued to an escrow agent pursuant to the terms of the acquisition. The escrow is being held as security for the payment of any unknown claims and will be released in December 2007. The Company also incurred acquisition costs of $275,319.

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

	For the year ended December 31,
	2005	2004	2003
Total revenue	$30,485,641	$30,715,877	$26,364,988
Net (loss) income	$(2,545,372)	$1,051,519	$2,455,314
Basic (loss) earnings per share	$(0.23)	$0.10	$0.26
Diluted (loss) earnings per share	$(0.23)	$0.09	$0.23

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,		Estimated Useful Life
	2005	2004
Equipment	$4,772,557	$4,529,640	5 years
Equipment under capital leases	4,332,486	3,709,955	5 years
Furniture and fixtures	710,434	606,019	7 years
Leasehold improvements	557,939	406,479	5 years
Computer software costs	2,600,954	1,751,911	5 years

	12,974,370	11,004,004
Less: Accumulated depreciation and amortization	(7,865,677)	(5,902,435)

Property and equipment, net	$5,108,693	$5,101,569

Accumulated depreciation related to equipment acquired under capital leases amounted to $2,389,076, $1,677,758, and $1,124,000 at December 31, 2005, 2004 and 2003, respectively. Accumulated amortization related to capitalized computer software costs amounted to $547,704, $236,246, and $39,989 at December 31, 2005, 2004 and 2003, respectively. Depreciation expense for the year ended December 31, 2005, 2004 and 2003 were $1,963,242, $1,552,000, and $1,029,000, respectively.

4. Acquired Intangible Assets

Included in other assets, the following is the acquired intangible assets:

	December 31,		Estimated Useful Life
	2005	2004
Amortized intangible assets:
Technology	$406,502	$406,502	5 years
Trademarks	372,130	372,130	5 years
Customer backlog	165,900	165,900	3 years
Non-competition agreement	175,190	175,190	3 years
Non-competition agreement	76,953	76,953	2 years

	1,196,675	1,196,675
Accumulated amortization	(550,330)	(217,990)

	$646,345	$978,685

Unamortized intangible assets:
Goodwill	$1,872,467	$1,926,340

The Company has evaluated the intangible assets and has determined that there is no impairment of the values at December 31, 2005. Amortization expense for the year ended December 31, 2005, 2004 and 2003 were $332,343, $201,802 and $16,184, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization of the intangible assets is as follows:

Year Ending December 31, 2005
2006	$292,614
2007	210,983
2008	142,749
2009	—
2010	—
Thereafter	—

$646,346

5. Accrued Expenses

Accrued expenses and other current liabilities at December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
Accrued compensation	$1,538,192	$343,927
Accrued consulting fees	63,025	521,237
Accrued income taxes	125,214	292,082
Accrued other	300,181	701,776

	$2,026,612	$1,859,022

6. Capital Lease Obligations

Capital lease obligations consist of equipment lease obligations at December 31, 2005. The equipment lease obligations are payable in monthly installments ranging from $400 to $24,957, including interest at rates ranging from 5.35% to 7.5%, through August 2008, and are collateralized by the related equipment.

On May 17, 2005, the Company renewed and amended its agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires the Company, among other things, to maintain certain financial covenants. The Company must at all times maintain liquid assets of not less than $5,000,000 and maintain an effective tangible net worth of not less than $11,000,000. In addition, the Company can not incur indebtedness in excess of $3,000,000 with anyone other than Wachovia without their consent. The committed line of credit matures June 30, 2006 and may be renewed on an annual basis. At December 31, 2005, the Company had no borrowings under the committed line of credit, and are compliant with the financial covenants.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 27, 2005, the Company entered into a $506,872 sale-leaseback transaction whereby the Company sold and leased back computer equipment, software, and furniture. The resulting lease is being accounted for as a capital lease. There was a gain recorded on the sale in the amount of $16,518 which is being deferred over the life of the lease. The lease term is for 3 years with an interest rate of 6.10%

On August 17, 2005, the Company entered into a $115,659 transaction whereby the Company leased media equipment. The resulting lease is being accounted for as a capital lease. The lease term is for 3 years with an interest rate of 7.50%

The following is a schedule, by year, of the future minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2005:

2006	936,219
2007	474,327
2008	98,763
2009	—
2010 and thereafter	—

Total minimum capital lease payments	1,509,309
Less amount representing interest	(83,548)

Total present value of minimum payment	1,425,761
Less current portion of such obligations	(874,267)

Long-term capital lease obligations	551,494

7. Stock Options

In the first quarter of 2002, the Company’s Board of Directors and stockholders approved the adoption of the 2002 Bio-Imaging Technologies, Inc. Stock Option Plan and authorized the issuance of 950,000 shares of the Company’s Common Stock under the plan. In May 2005, the Company’s Board of Directors and stockholders approved an amendment to the 2002 Bio-Imaging Technologies, Inc. Stock Option Plan and authorized the issuance of an additional 750,000 shares of the Company’s Common Stock under the plan.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions pursuant to the Company’s stock option plan for the year ended December 31, 2005, 2004 and 2003:

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	1,743,207	$0.91
Options granted	380,000	3.56
Options exercised	(280,555)	0.98
Options cancelled	(34,725)	1.57

Options outstanding at December 31, 2003	1,807,927	1.41
Options granted	296,100	6.44
Options exercised	(140,986)	0.92
Options cancelled	(19,283)	1.92

Options outstanding at December 31, 2004	1,943,758	2.21
Options granted	60,000	4.00
Options exercised	(110,417)	0.84
Options cancelled	(62,033)	2.29

Options outstanding at December 31, 2005	1,831,308	$2.34

1,753,558, 1,613,000 and 1,543,000 options are exercisable at December 31, 2005, 2004 and 2003, respectively, at a weighted average exercise price of $2.30, $1.51 and $1.22, respectively.

At December 31, 2005, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.63-$0.88	691,383	3.65 years	$0.70	687,383	$0.70
$1.00-$1.16	234,750	5.94 years	$1.11	234,750	$1.11
$1.25-$1.31	233,517	2.48 years	$1.27	233,517	$1.27
$1.85-$2.80	100,708	7.10 years	$2.78	71,875	$2.80
$3.05-$5.10	377,500	7.87 years	$4.26	333,333	$4.31
$7.03	193,450	8.12 years	$7.03	192,700	$7.03

$0.63-$7.03	1,831,308	5.33 years	$2.34	1,753,558	$2.30

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

9. Commitments

The Company has entered into non-cancelable operating leases for office facilities which expire through June 2010.

Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year Ending December 31, 2005
2006	$1,398,276
2007	1,425,462
2008	1,361,830
2009	1,207,380
2010	612,081
Thereafter	—

$6,005,029

Rent expense charged to operations for the year ended December 31, 2005, 2004 and 2003 was $1,590,759, $1,364,000 and $1,238,000, respectively.

On March 1, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. In addition, the Company has an employment agreement with its Chief Financial Officer that expires February 5, 2007. The aggregate amount due from January 1, 2006 through the expiration under these agreements was $1,176,317. At December 31, 2005, the Company has recorded deferred compensation of $70,587, which will be paid in stock, to its President and Chief Executive Officer pursuant to his employment agreement. Pursuant to his prior employment agreement that expired January 31, 2005, the Company issued 30,000 restricted shares of Common Stock to the President and Chief Executive Officer on January 31, 2005.

10. Employee Benefit Plan

The Company sponsors the Bio-Imaging Technologies, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company made contributions of $43,062, $40,942 and $43,091 for the year ended December 31, 2005, 2004 and 2003, respectively.

11. Major Customers

During fiscal 2005, there were no clients that accounted for 10% or more of our service revenues. Revenues from one client, Novartis Pharmaceuticals Corp., encompassing 18 distinct projects, amounted to 10% of service

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues for the year ended December 31, 2004. No other customers accounted for more than 10% of service revenues in fiscal year 2004.

One customer accounted for 12% of accounts receivable at December 31, 2005 and two customers accounted for 26% of accounts receivable at December 31, 2004. No other customers accounted for more than 10% of accounts receivable.

12. Income Taxes

The income tax (benefit) provision consists of the following:

	For the year ended December 31,
	2005	2004	2003
Current:
Federal	$50,414	$18,451	$23,908
State and local	9,862	135,937	58,315
Foreign	50,924	139,398	66,478

	$111,200	$293,786	$148,701

Deferred:
Federal	(1,373,792)	344,082	(55,246)
State and local	(443,249)	20,566	94,911
Foreign	—	—	670,661
Change in valuation allowance	—	—	(1,129,291)

	(1,817,041)	364,648	(418,965)

Income tax (benefit) provision	$(1,705,841)	$658,434	$(270,264)

The Company’s reconciliation of the expected federal provision (benefit) rate to the effective income tax rate is as follows:

	For the year ended December 31,
	2005	2004
Tax provision at statutory rate	(34.0)%	34.0%
State and local income taxes, net of federal benefit	(6.9)%	6.4%
Permanent differences	0.4%	2.0%
Foreign rate difference	(0.3)%	—
Other	0.7%	(1.7)%

Effective income tax rate	(40.1)%	40.7%

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net deferred tax assets (liabilities) consist of the following:

	For the year ended December 31,
	2005	2004
Deferred tax assets:
Accrued expenses	$29,318	$119,483
Allowance for doubtful accounts	1,338	5,751
AMT credit	12,847	40,604
Deferred revenue	998,905	212,439
Federal net operating loss carryforwards	2,353,007	1,470,485
Restricted stock	16,686	—

Total deferred tax assets	3,412,101	1,848,762

Deferred tax liabilities:
Excess of tax over book depreciation	(514,096)	(709,500)
Amortization of acquisition costs	(7,586)	(221,080)
Prepaid expenses	(331,030)	(256,242)

Total deferred tax liabilities	(852,712)	(1,186,822)

Net deferred tax assets	$2,559,389	$661,940

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, the Company considers future taxable income and on-going prudent and feasible tax planning strategies. In the event that the Company was to determine that, in the future, they would be able to realize the deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should the Company determine that it is more likely than not that it will be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made.

The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards of $7.4 million as of December 31, 2005 and $4.5 million as of December 31, 2004. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, the Company has estimated that $1.1 million of the current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. The current and long-term deferred tax assets are comprised of the NOL carryforwards with a tax effected value of $2,353,007 as of December 31, 2005. Generally accepted accounting principles require that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. At December 31, 2005, Management has determined that there is sufficient future taxable income to more likely than not utilize the unlimited net operating loss carryforward at December 31, 2005.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes contingent liabilities for any tax related exposures when those exposures are both probable and estimable.

Differences between the book and tax basis of the assets acquired from Heart Core and CapMed have been reflected as a deferred tax liability and allocated to the acquired assets in the amount of $63,569 and $244,400, respectively.

The tax benefit of the stock option deductions have been recorded to additional paid in capital in the amount of $80,000 and $164,807 for the year ended December 31, 2005 and 2004, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.1 million of undistributed earnings from its non-U.S. operations as of December 31, 2005 because such earnings are intended to be reinvested indefinitely outside of the United States.

The Company, in the normal course of conducting business, maintains certain tax positions that may be subject to review by the Internal Revenue Service. The Company has not recorded any contingent liabilities for these tax exposures at December 31, 2005 and 2004, since they are not believed to be probable of occurring.

13. Derivatives

All derivatives are recognized in our Consolidated Statement of Operations and in other comprehensive income on the Balance Sheet at fair value and are reported in prepaid expenses and other current assets on the Balance Sheet. To qualify for hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (SFAS No. 133), we require that the instruments are effective in reducing the risk exposure that they are designated to hedge. For instruments that are associated with the hedge of cash flows, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value or cash flows of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

In accordance with our current foreign exchange rate risk management policy, during the twelve months ended December 31, 2005, we purchased nineteen monthly Euro call options in the amount of 250,000 Euros each and one 200,000 Euro call option for anticipated additional costs in May, 2006, with the first expiration on July 27, 2005 and the last expiration on December 27, 2006 with a strike price ranging from $1.26 to $1.27 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $118,032 for the options and at December 31, 2005 have recorded an Accumulated Other Comprehensive Loss of $61,578 in the stockholders’ equity section of the Balance Sheet due to changes in the value of this derivative. During the twelve months ended December 31, 2005, we recognized a loss in our Consolidated Statement of Operations of $29,100.

Upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Foreign Operations

Foreign customers accounted for 24% and 10% of service revenues for the year ended December 31, 2005 and 2004, respectively.

15. Business Segments

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Consolidated Total
Fiscal 2005
Total revenues	$30,125,893	$359,748	$30,485,641
Total cost and expenses	$33,352,578	$1,467,598	$34,820,176
Income (loss) from operations	$(3,226,685)	$(1,107,850)	$(4,334,535)
Total assets at December 31, 2005	$27,605,712	$1,185,221	$28,790,933

Fiscal 2004
Total revenues	$29,579,645	$111,130	$29,690,775
Total cost and expenses	$27,145,793	$940,500	$28,086,293
Income (loss) from operations	$2,433,852	$(829,370)	$1,604,482
Total assets at December 31, 2004	$27,377,774	$996,040	$28,373,814

Fiscal 2003
Total revenues	$25,210,707	—	$25,210,707
Total cost and expenses	$23,012,463	—	$23,012,463
Income from operations	$2,198,244	—	$2,198,244
Total assets at December 31, 2003	$25,051,029	$855,585	$25,906,614

The Company maintains offices in Newtown, Pennsylvania and Leiden, the Netherlands. Total assets located in Newtown, Pennsylvania were $27,643,632 and $26,774,968 at December 31, 2005 and 2004, respectively. Net fixed assets located in Leiden, the Netherlands were $725,716 and $764,341 at December 31, 2005 and 2004, respectively.

16. Related Party Transactions

At December 31, 2005, Covance, Inc. owned 21.1% of the Company’s outstanding Common Shares. The Company and Covance, Inc. have entered into various services agreements in the ordinary course of business. The Company’s service revenues include $307,016, $804,509 and $929,619 for the year ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the amounts due from Covance, Inc. were $97,834 and $40,302, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner for the period covered by this report.

Changes in internal controls. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of our most recent evaluation.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Item 11. Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services.

The discussion under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements filed as part of this report are listed on the Index to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules.

Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

Reference is made to the Exhibit Index on page 74. The exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K and are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2006.

BIO-IMAGING TECHNOLOGIES, INC.

By:	/s/ MARK L. WEINSTEIN
Mark L. Weinstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK L. WEINSTEIN Mark L. Weinstein	President and Chief Executive Officer and Director (principal executive officer)	March 16, 2006

/S/ TED I. KAMINER Ted I. Kaminer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2006

/S/ JEFFREY H. BERG, PH.D Jeffrey H. Berg, Ph.D.	Director	March 16, 2006

/S/ RICHARD F. CIMINO Richard F. Cimino	Director	March 16, 2006

/S/ E. MARTIN DAVIDOFF, ESQ., CPA E. Martin Davidoff, Esq., CPA	Director	March 16, 2006

/S/ DAVID E. NOWICKI, D.M.D. David E. Nowicki, D.M.D.	Chairman of the Board and Director	March 16, 2006

/S/ DAVID STACK David Stack	Director	March 16, 2006

/S/ JAMES A. TAYLOR, PH.D. James A. Taylor, Ph.D.	Director	March 16, 2006

/S/ PAULA BROWN STAFFORD Paula Brown Stafford	Director	March 16, 2006

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1		Asset Purchase Agreement dated October 25, 2001, by and between Bio-Imaging Technologies, Inc. and Quintiles, Inc. Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 25, 2001.

3.1		Restated Certificate of Incorporation of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992. Amendments incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended September 30, 1993 and to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995.

3.2		Amended and Restated By-Laws of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.

4.2		Registration Agreement dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Corning Pharmaceuticals Services Inc., now Covance Inc. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated October 13, 1994.

4.3		Registration Rights Agreement dated as of October 25, 2001, by and between Bio-Imaging Technologies, Inc. and Quintiles, Inc. Incorporated by reference to Exhibit 2 of our Current Report on Form 8-K/A dated October 25, 2001.

4.4		Promissory Note dated October 25, 2001, made by Bio-Imaging Technologies, Inc. in favor of Quintiles, Inc. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated October 25, 2001.

4.5		Promissory Note for $5,000,000, dated May 15, 2004, made by Bio-Imaging Technologies, Inc. in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.1	*	2002 Stock Incentive Plan, adopted by the stockholders of Bio-Imaging Technologies, Inc. on February 27, 2002. Incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 dated April 2, 2002.

10.2	*	401(k) Plan. Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.

10.3		Form of Employee’s Invention Assignment, Confidential Information and Non-Competition Agreement. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.4		Stock Purchase Agreement dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Covance Inc. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 13, 1994.

10.5	*	Invention Assignment and Confidential Information Agreement dated January 20, 2000, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.

10.6		Employment Agreement dated March 28, 2005, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit No.		Description of Exhibit

10.7		Security Agreement dated April 30, 2002, made by Bio-Imaging Technologies, Inc. in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.8		First Modification of Office Space Lease between 826 Newtown Associates, LP and Bio-Imaging Technologies, Inc. dated January 11, 2002. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.9		Office Space Lease dated September 22, 1999, between Yardley Road Associates, L.P. and Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

10.10		Office Space Lease dated September 11, 2000, between Angelo Investment Company and Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

10.11	*	Employment Agreement dated February 6, 2003, by and between Bio-Imaging Technologies, Inc. and Ted I. Kaminer. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003.

10.12		Loan Agreement dated May 15, 2004, by and between Bio-Imaging Technologies, Inc. and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.13		Securities Purchase Agreement dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 15, 2003.

10.14		Registration Rights Agreement dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 15, 2003.

10.15	*	Form of Executive Retention Agreement by and between Bio-Imaging Technologies, Inc. and certain executive officers. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

10.16		Asset Purchase Agreement, dated November 20, 2003, by and between Bio-Imaging Technologies, Inc. and CapMed, Inc. Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.17		Stock Purchase Agreement, dated December 10, 2004, by and between Bio-Imaging Technologies, Inc. and Heart Core B.V. Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.18		Fourth Modification of Office Space Lease between 826 Newtown Associates, LP and Bio-Imaging Technologies, Inc. dated September 29, 2004. Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

21		List of Subsidiaries of Registrant. Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

23.1†		Consent of PricewaterhouseCoopers LLP.

31.1†		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

31.2†	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2†	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.
†	Included herewith.

(b) Financial Statement Schedules.

None.