Form 10-Q
period 2006-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2006-05-15
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(267) 757-3000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes:  ☐    No:  ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2006:

Class	Number of Shares
Common Stock, $0.00025 par value	11,192,212

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

- i -

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

References in this Form 10-Q to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.

Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,267,002	$10,553,668
Accounts receivable, net	6,780,491	6,631,477
Prepaid expenses and other current assets	1,164,192	991,840
Deferred income taxes	1,780,584	715,217

Total current assets	20,992,269	18,892,202

Property and equipment, net	5,253,171	5,108,693

Intangibles and goodwill	2,444,545	2,518,812

Deferred income taxes	847,104	1,844,171

Other assets	382,564	427,055

Total assets	$29,919,653	$28,790,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,605,081	$1,680,922
Accrued expenses and other current liabilities	1,669,071	2,026,612
Deferred revenue	7,987,115	6,255,027
Current maturities of capital lease obligations	830,862	874,267

Total current liabilities	12,092,129	10,836,828
Long-term capital lease obligations	366,854	551,494
Other liability	209,790	205,787

Total liabilities	12,668,773	11,594,109

Commitments and Contingencies

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at March 31, 2006 and at December 31, 2005	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,192,212 shares at March 31, 2006 and 11,167,737 shares at December 31, 2005	2,798	2,792
Additional paid-in capital	22,400,612	22,302,328
Accumulated deficit	(5,102,393)	(5,046,718)
Accumulated other comprehensive loss	(50,137)	(61,578)

Stockholders’ equity	17,250,880	17,196,824

Total liabilities and stockholders’ equity	$29,919,653	$28,790,933

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Service revenues	$7,242,591	$5,528,272
Reimbursement revenues	2,067,160	1,596,616

Total revenues	9,309,751	7,124,888

Cost and expenses:
Cost of revenues	6,684,840	6,371,772
General and administrative expenses	1,371,246	1,252,060
Sales and marketing expenses	1,447,728	1,187,252

Total cost and expenses	9,503,814	8,811,084

Loss from operations	(194,063)	(1,686,196)
Interest income	117,533	35,824
Interest expense	(17,183)	(40,493)

Loss before income tax benefit	(93,713)	(1,690,865)
Income tax benefit	(38,038)	(693,146)

Net loss	$(55,675)	$(997,719)

Basic loss per common share	$(0.01)	$(0.09)

Weighted average number of common shares	11,180,310	11,051,036

Diluted loss per common share	$(0.01)	$(0.09)

Weighted average number of dilutive common equivalent shares	11,180,310	11,051,036

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(55,675)	$(997,719)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	548,496	524,990
Provision for deferred income taxes	(38,038)	(679,005)
Bad debt benefit	(2,912)	(1,019)
Sales leaseback deferred gains	—	13,386
Non-cash stock based compensation expense	83,895	1,142
Loss on foreign currency options	19,016	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(146,102)	1,752,114
Increase in prepaid expenses and other current assets	(196,111)	(24,980)
Decrease (increase) in other assets	44,491	(64,508)
(Decrease) increase in accounts payable	(246,158)	893,246
Decrease in accrued expenses and other current liabilities	(357,541)	(86,244)
Increase (decrease) in deferred revenue	1,732,088	(452,193)
Increase in other liabilities	4,003	17,861

Net cash provided by operating activities	1,389,452	897,071

Cash flows from investing activities:
Purchases of property and equipment	(448,382)	(737,402)

Net cash used in investing activities	(448,382)	(737,402)

Cash flows from financing activities:
Payments under equipment lease obligations	(228,045)	(185,291)
Premium paid for foreign currency options	(14,077)	—
Proceeds from sales leaseback		329,252
Proceeds from exercise of stock options	14,386	6,000

Net cash (used in) provided by financing activities	(227,736)	149,961

Net increase in cash and cash equivalents	713,334	309,630
Cash and cash equivalents at beginning of period	10,553,668	9,650,140

Cash and cash equivalents at end of period	$11,267,002	$9,959,770

See Notes to Condensed Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Interim Financial Statements:

Basis of Presentation.

The financial statements included in this Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Stock-Based Compensation:

At March 31, 2006, we have one stock based employee compensation plan. The compensation cost that has been charged against income for that plan for the three months ended March 31, 2006 was $83,895, of which $77,826 is a result of the expensing of stock options pursuant to FAS 123R and $0 for the three months ended March 31, 2005. The total windfall tax benefit that would be recognized in the income statement for share-based compensation arrangements was $1,596,735 and $0 for the three months ended March 31, 2006 and March 31, 2005, respectively. Since the Company has Net Operating Losses, no windfall tax benefit has been recognized for the three months ended March 31, 2006 and 2005.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. The stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award. This period is generally the vesting period of the corresponding award. As a result of adopting SFAS 123R, our net loss before income taxes for the three months ended March 31, 2006 was $77,826 more than if we had continued to account for stock-based compensation under Accounting Principles Board

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB”). Basic and diluted net loss per share for the three months ended March 31, 2006 of $(0.01) is $0.01 more than if we had not adopted SFAS 123R. We have adopted the forfeiture rate on stock option grants issued after January 1, 2006 and the application of the forfeiture rate on unvested stock options at January 1, 2006 was immaterial to our financial statement and therefore, no cumulative gain was recognized.

Prior to January 1, 2006, we accounted for our stock-based employee compensation plan under the recognition and measurement principles of ABP Opinion No. 25. No stock based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2005 and illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123R to its stock plans:

March 31, 2005
Net loss, as reported	$(997,719)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	689
Deduct: Stock-based employee compensation expense determined under SFAS 123R	(106,714)

Pro forma	$(1,103,744)

Loss per share:
Basic-as reported	$(0.09)
Basic-pro forma	$(0.10)

Diluted-as reported	$(0.09)
Diluted-pro forma	$(0.10)

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

Three Months Ended, March 31, 2006
Cost of revenues	$62,044
General and administrative	10,936
Sales and marketing	10,915

Stock-based compensation expense before income taxes	83,895
Benefit for income taxes	(33,977)

Net compensation expense	$49,918

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2006
Dividend yield	0.0
Expected volatility	58%
Risk-free interest rate (range)	4.61%
Expected term (in years)	4

We did not issue any stock options for the three months ended March 31, 2005.

Expected Volatility. Expected volatility is calculated on a weekly basis over the expected term of the option using the company’s common stock close price.

Expected Term. The expected term is based on historical observations of employee exercise patterns during our history.

Risk-Free Interest Rate. The interest rate used in valuing awards is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on our experience. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of change and will also impact the amount of compensation expense to be recognized in future periods. The cumulative effect resulting from initially applying the provisions of SFAS 123R to nonvested equity awards was not significant.

Stock Options

Stock Options	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,831,308	$2.34	5.33	$1.91
Granted	138,100	4.00	6.92	0.25
Exercised	9,625	1.49	—	2.76
Forfeited or Expired	22,708	0.90	—	3.35

Outstanding at March 31, 2006	1,937,075	2.48	5.27	1.77

Vested or expected to vest at March 31, 2006	153,350	4.00	7.14	0.25

Exercisable at March 31, 2006	1,783,725	$2.35	5.10	$1.90

The weighted-average grant-date fair value of options granted during the fiscal quarter ended March 31, 2006 and March 31, 2005 was $1.96 and $0 respectively. Cash received from option exercises for the quarters ended March 31, 2006 and March 31, 2005, was $14,386 and $6,000, respectively.

As of March 31, 2006, there was $245,537 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 4.92 years.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

The value of service and performance-based restricted stock is determined by its fair value (as if underlying shares were vested and issued).

On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2006. Based on management’s assumptions, we recognized the related proportionate expense for 3,125 shares of these restricted stock units for the three months ended March 31, 2006 based on a fair value of $4.25 at March 31, 2006.

Note 3 - Earnings Per Share:

Basic loss per common share for the three months ended March 31, 2006 and 2005 was calculated based upon net loss divided by the weighted average number of shares of our common stock outstanding during the period. Diluted loss per share for the three months ended March 31, 2006 and 2005 was calculated based upon net loss divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method. Diluted loss per common share for the three months ended March 31, 2006 and 2005 exclude the impact of outstanding stock options as their inclusion would be antidilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic loss per common share and diluted loss per common share was as follows:

	Three Months Ended March 31,
	2006	2005
Net loss – basic and diluted	$(55,675)	$(997,719)

Denominator – basic:
Weighted average number of common shares	11,180,310	11,051,036

Basic loss per common share	$(0.01)	$(0.09)

Denominator – diluted:
Weighted average number of common shares	11,180,310	11,051,036
Common share equivalents of outstanding stock options	—	—

Weighted average number of dilutive common equity shares	11,180,310	11,051,036

Diluted loss per common share	$(0.01)	$(0.09)

As of March 31, 2006 and 2005, options to purchase 1,937,075 and 1,903,683 shares, respectively, of our common stock have been excluded from the calculation of diluted loss per common share as they were all antidilutive.

Note 4 - Debt:

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. We must at all times maintain liquid assets of not less than $5,000,000 and maintain an effective tangible net worth of not less than $11,000,000. In addition, the Company can not incur indebtedness in

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

excess of $3,000,000 with anyone other than Wachovia without their consent. The committed line of credit matures June 30, 2006 and may be renewed on an annual basis. At March 31, 2006, we had no borrowings under the committed line of credit, and are compliant with the financial covenants. Due to our current cash position and the fees associated with the renewal of this line of credit, we do not intend to renew this line of credit when it matures on June 30, 2006.

Note 5 – Commitments and Contingencies:

On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2006. Based on management’s assumptions, we recognized the related proportionate expense for these restricted stock units for the three months ended March 31, 2006. In addition, we have an employment agreement with our Chief Financial Officer that expires February 5, 2007. The aggregate amount due from January 1, 2006 through the expiration under these agreements was $1,176,317. On March 1, 2006, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Consolidated Total
For the three months ended March 31, 2006
Total revenues	$9,223,736	$86,015	$9,309,751
Total cost and expenses	$8,934,119	$569,695	$9,503,814
Income (loss) from operations	$289,617	$(483,680)	$(194,063)

For the three months ended March 31, 2005
Total revenues	$7,001,032	$123,856	$7,124,888
Total cost and expenses	$8,471,820	$339,264	$8,811,084
Loss from operations	$(1,470,788)	$(215,408)	$(1,686,196)

Our foreign customers accounted for approximately 21% and 16% of service revenues for the three months ended March 31, 2006 and 2005, respectively.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	March 31, 2006	December 31, 2005
Billed trade accounts receivable	$4,438,081	$5,030,642
Unbilled trade accounts receivable	2,298,821	1,600,155
Other	43,971	3,975

Total Receivables	$6,780,873	$6,634,772

Allowance Rollforward:
Balance at January 1, 2006	$3,295
Additions	—
Write offs (net of recoveries)	(2,913)

Balance at March 31, 2006	$382

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

We have accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) carryforwards of $7.5 million as of March 31, 2006. The losses will expire, if unused in the years 2009-2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in our ownership, which may be outside our knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, we have estimated that $1.1 million of our current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. Our current and long-term deferred tax assets are primarily comprised of the NOL carryforwards with a tax effected value of $2,560,000 as of March 31, 2006. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not we will be unable to utilize the asset to offset future taxes. We will continue to evaluate the potential use of our deferred tax assets and the need for a valuation allowance by considering our future taxable income and our on-going prudent and feasible tax planning

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

strategies. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL carryforward is fully utilized or has expired.

We recognize contingent liabilities for any tax related exposures when those exposures are both probable and estimable. We have determined that there is sufficient future taxable income to more likely than not utilize the unlimited net operating loss carryforward at March 31, 2006.

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

In accordance with our current foreign exchange rate risk management policy, during the three months ended March 31, 2006, we purchased two monthly Euro call options in the amount of 250,000 Euros each, with the first expiration on February 14, 2007 and the last expiration on March 14, 2007 with a strike price of 1.26 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $14,077 for options purchased in the three months ending March 31, 2006. We recorded an Accumulated Other Comprehensive Gain of $11,441 in the stockholders’ equity section of the Balance Sheet for the three months ended March 31, 2006 due to changes in the value of the derivatives. At March 31, 2006, we have $50,137 of Accumulated Other Comprehensive Loss. During the three months ended March 31, 2006, we recognized a loss in our Consolidated Statement of Operations of $19,016.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability. Service revenues were generated from 95 clients encompassing 218 distinct projects for the three months ended March 31, 2006. This compares to 78 clients encompassing 176 distinct projects for the three months ended March 31, 2005.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $61.5 million as of March 31, 2006. This compares to $42.5 million as of March 31, 2005 and $58.4 million as of December 31, 2005. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; growth potential for our Cap Med division; the demand for our services and technologies, growing recognition for the use of independent centralized core laboratories, trends toward the outsourcing of imaging services in clinical trials, realized return from our marketing efforts, increased use of digital medical images in clinical trials, integration of our acquired companies and businesses, expansion into new business segments; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-Q and expressed from time to time in our filings with the Securities and Exchange Commission, as well as the risk factors set forth in our most recent Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Application of Critical Accounting Policies and Estimates

Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires considerable judgment. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock based compensation cost.

Results of Operations

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31, 2006	% of Total Revenue	Three Months Ended March 31, 2005	% of Total Revenue	$ Change	% Change
Service revenues	$7,242,591	77.8%	$5,528,272	77.6%	$1,714,319	31.0%
Reimbursement revenues	2,067,160	22.2%	1,596,616	22.4%	470,544	29.5%

Total revenues	9,309,751	100.0%	7,124,888	100.0%	2,184,863	30.7%

Cost and expenses:
Cost of revenues	6,684,840	71.8%	6,371,772	89.4%	313,068	4.9%
General and administrative expenses	1,371,246	14.7%	1,252,060	17.6%	119,186	9.5%
Sales and marketing expenses	1,447,728	15.6%	1,187,252	16.7%	260,476	21.9%

Total cost and expenses	9,503,814	102.1%	8,811,084	123.7%	692,730	7.9%

Loss from operations	(194,063)	(2.1)%	(1,686,196)	(23.7)%	1,492,133	(88.5)%
Interest income	(117,533)	(1.3)%	(35,824)	(0.5)%	(81,709)	228.1%
Interest expense	17,183	0.2%	40,493	0.6%	(23,310)	(57.6)%

Loss before income tax benefit	(93,713)	(1.0)%	(1,690,865)	(23.7)%	1,597,152	(94.5)%
Income tax benefit	(38,038)	(0.4)%	(693,146)	(9.7)%	655,108	(94.5)%

Net loss	$(55,675)	(0.6)%	$(997,719)	(14.0)%	$942,044	(94.4)%

Service revenues for the three months ended March 31, 2006 and 2005 were $7,242,591 and $5,528,272 respectively, an increase of $1,714,319 or 31.0%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2005 and our increased backlog. Our backlog at March 31, 2006 was $61.5 million compared to $42.5 million at March 31, 2005, an increase of 44.7%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 95 clients encompassing 218 distinct projects for the three months ended March 31, 2006. This compares to 78 clients encompassing 176 distinct projects for the three months ended March 31, 2005. One client, Novartis Pharmaceuticals, Inc., encompassing 16 projects represented 12.0% of our service revenues for the three months ended March 31, 2006. No one client accounted for more than 10% of service revenues for the three months ended March 31, 2005. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

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

Cost of revenues for the three months ended March 31, 2006 and 2005 was $6,684,840 and $6,371,772 respectively, an increase of $313,068 or 4.9%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the three months ended March 31, 2006. Cost of revenues for the three months ended March 31, 2006 and three months ended March 31, 2005 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2006 as reimbursement revenues and service revenues increase..

The decrease in the cost of revenues as a percentage of total revenues to 71.8% for the three months ended March 31, 2006 from 89.4% for the three months ended March 31, 2005 is primarily due to the process improvement efforts resulting in maintenance of our cost level with the increased service revenue. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended March 31, 2006 and 2005 were $1,371,246 and $1,252,060, respectively, an increase of $119,186 or 9.5%. The increase is primarily due to an increase in professional and consulting services. General and administrative expenses in each of the three months ended March 31, 2006 and 2005 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase due to a general increase in the fees associated with being a publicly traded company.

The decrease in general and administrative expenses as a percentage of total revenues to 14.7% for the three months ended March 31, 2006 from 17.6% for the three months ended March 31, 2005 is primarily due to a greater increase in our total revenues.

Sales and marketing expenses for the three months ended March 31, 2006 and 2005 were $1,447,728 and $1,187,252, respectively, an increase of $260,476 or 21.9%. The increase is due to an increase in expenses associated with our CapMed division of $182,000 and $78,000 in marketing expenses and sales commissions in our Pharmaceutical Contract Services division.

Sales and marketing expenses in each of the three months ended March 31, 2006 and March 31, 2005 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2006 as we continue to expand our market presence in the United States and Europe.

The decrease in sales and marketing expenses as a percentage of total revenues to 15.6% for the three months ended March 31, 2006 from 16.7% for the three months ended March 31, 2005 is primarily due to a greater increase in our total revenues.

Net interest income for the three months ended March 31, 2006 was $100,350 as compared to net interest expense for the three months ended March 31, 2005 of $4,669, an increase of $105,019 or 2,249.28%. This increase is primarily due to the interest earned on a higher cash balance and less interest expense paid due to expirations of certain equipment lease obligations during the three months ended March 31, 2006. Net interest income and expense for the three months ended March 31, 2006 and 2005 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations.

Loss before income taxes was $93,713 for the three months ended March 31, 2006 and loss before income taxes was $1,690,865 for the three months ended March 31, 2005, a decrease in net loss of $1,597,152 or 94.5%. The increase was due to greater service revenue while maintaining expenses due to our process improvement efforts to contain costs.

We had an income tax benefit of $38,038 for the three months ended March 31, 2006 as compared to an income tax benefit for the three months ended March 31, 2005 of $693,146, an increase of $655,108 or 94.5%. Our effective tax rate was approximately 40% for the three months ended March 31, 2006 and 2005.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 6 – Business Segments” to our Condensed Consolidated Financial Statements in this Form 10-Q. During the three months ended March 31, 2006, we had CapMed segment sales of $86,015 and total costs and expenses of $569,695, consisting of $433,442 of sales and marketing expenses, $108,359 of general and administrative expenses and $27,894 of cost of revenues.

Liquidity and Capital Resources

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net cash provided by operating activities	$1,389,452	$897,071
Net cash used in investing activities	$(448,382)	$(737,402)
Net cash (used in) provided by financing activities	$(227,736)	$149,961

At March 31, 2006, we had cash and cash equivalents of $11,267,002. Working capital at March 31, 2006 was $8,900,140.

Net cash provided by operating activities for the three months ended March 31, 2006 was $1,389,452 as compared to $897,071 for the three months ended March 31, 2005. This is primarily due to the increase in our deferred revenue of $1,732,000 at March 31, 2006 from December 31, 2005 due to advance deposits received from our clients for new contract signings offset by the decrease in accounts payable and accrued expenses and other current liabilities of $146,000 and $196,000, respectively, during the three months ended March 31, 2006.

Net cash used in investing activities for the three months ended March 31, 2006 represents our investment in capitalized computer software costs and equipment. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2006 will be approximately $2.0 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations as well as capitalization of software costs.

Net cash used in financing activities for the three months ended March 31, 2006 is primarily attributable to the payments under equipment lease obligations of $228,045.

The following table lists our cash contractual obligations as of March 31, 2006:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$1,197,716	$786,811	$410,905	—	—
Facility rent operating leases	$5,589,949	$1,405,072	$2,664,659	$1,520,218	—
Employment agreements	$1,087,583	$503,000	$584,583	—	—

Total contractual cash obligations	$7,875,248	$2,694,883	$3,660,147	$1,520,218	—

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires us, among other things, to maintain certain financial covenants. The committed line of credit matures June 30, 2006 and may be renewed on an annual basis. At March 31, 2006, we had no borrowings under the committed line of credit and are compliant with the financial covenants. Due to our current cash position and the fees associated with the renewal of this line of credit, we do not intend to renew this line of credit when it matures on June 30, 2006.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.

In accordance with our current foreign exchange rate risk management policy, during the three months ended March 31, 2006, we purchased two monthly Euro call options in the amount of 250,000 Euros each, with the first expiration on February 14, 2007 and the last expiration on March 14, 2007 with a strike price of 1.26 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $14,077 for options purchased in the three months ending March 31, 2006. We recorded an Accumulated Other Comprehensive Gain of $11,441 in the stockholders’ equity section of the Balance Sheet for the three months ended March 31, 2006 due to changes in the value of the derivatives. At March 31, 2006, we have $50,137 of Accumulated Other Comprehensive Loss. During the three months ended March 31, 2006, we recognized a loss in our Consolidated Statement of Operations of $19,016.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We anticipate that our existing capital resources together with cash flow from operations and borrowing capacity under the existing line of credit will be sufficient to meet our cash needs. However, we cannot assure you that our operating results will achieve profitability on an annual basis in the future. The inherent operational risks associated with the following risks may have a material adverse affect on our future liquidity:

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

Our fiscal year 2006 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations, or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects, could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Our plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next 12 months and the foreseeable future.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As of March 31, 2006, there have been no changes to such critical accounting policies and estimates, except for the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which establishes the financial accounting and reporting standards for stock-based compensation plans.

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

Foreign Currency Risk

Our financial statements are denominated in United States dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facility in the Netherlands, which are primarily EURO denominated. At March 31, 2006 and December 31, 2005, a 10% increase or decrease in the EURO to U.S. dollar spot exchange rate would result in a change of $68,022 and $60,000 to our net asset position at March 31, 2006 and December 31, 2005, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

We do hedge our foreign currency exposure. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses and were in a net asset position at March 31, 2006 and December 31, 2005. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner for the period covered by this report.

Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 1A. Risk Factors.

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

The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts entitle us to receive all fees earned up to the time of termination. The loss of business from our client Novartis Pharmaceuticals, Inc. would have a material adverse effect on our financial condition.

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

One client, Novartis Pharmaceuticals, Inc., encompassing 16 projects represented 12.0% of our service revenues for the three months ended March 31, 2006. No one client accounted for more than 10% of service revenues for the three months ended March 31, 2005. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $61.5 million at March 31, 2006 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that the client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

Our business has expanded substantially in the past. Our continuing sales and marketing efforts have increased the number of projects under management from 176 in the first quarter of 2005 to 218 in the first quarter of 2006. We acquired one company in November 2003 and another company in December 2004. Rapid expansion could strain our operational, human and financial resources. If we fail to properly manage this expansion, our results of operations and financial condition might be adversely affected. In order to manage our expansion, we must:

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

During the first quarter of 2006, a small portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands which are primarily EURO denominated.

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

Our CapMed division had a loss from operations of $483,680 as of March 31, 2006. If our CapMed division continues to incur such losses, our businesses, results of operations and financial condition could be materially adversely affected.

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

As of March 31, 2006, we had the following capital structure:

Common stock outstanding	11,192,212

Common stock issuable upon:
Exercise of options which are outstanding	1,937,075
Exercise of options which have not been granted	765,141

Total common stock outstanding assuming exercise or conversion of all of the above	13,894,428

As of March 31, 2006, we had outstanding options to purchase 1,937,075 shares of common stock at exercise prices ranging from $0.63 to $7.03 per share (exercisable at a weighted average of $2.48 per share), of which 1,783,725 options were then exercisable. Exercise of our outstanding options into our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of March 31, 2006, we had 11,192,212 shares of our common stock issued and outstanding, all of which are currently freely tradable. On March 1, 2006, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 47% of the outstanding shares of common stock on a fully diluted as-converted to common stock basis at March 31, 2006, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The market has also experienced significant decreases in value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2006 and March 31, 2006, our common stock has traded at a low of $3.11 per share and a high of $4.73 per share.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Form of Amended Executive Retention Agreement by and between Bio-Imaging Technologies, Inc. and certain executive officers filed herewith.

10.2	Amended and Restated Employment Agreement dated March 1, 2006, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein filed herewith.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 furnished herewith.

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: May 15, 2006	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2006	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)