Form 10-Q
period 2006-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2006-08-11
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes:  ☐    No:  ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2006:

Class	Number of Shares
Common Stock, $0.00025 par value	11,208,837

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,592,969	$10,553,668
Accounts receivable, net	6,575,998	6,631,477
Prepaid expenses and other current assets	1,265,796	991,840
Deferred income taxes	1,930,433	715,217

Total current assets	22,365,196	18,892,202
Property and equipment, net	5,377,633	5,108,693
Intangibles and goodwill	2,370,276	2,518,812
Deferred income taxes	643,104	1,844,171
Other assets	429,807	427,055

Total assets	$31,186,016	$28,790,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,281,318	$1,680,922
Accrued expenses and other current liabilities	1,981,090	2,026,612
Deferred revenue	9,265,235	6,255,027
Current maturities of capital lease obligations	691,548	874,267

Total current liabilities	13,219,191	10,836,828
Long-term capital lease obligations	274,637	551,494
Other liability	213,794	205,787

Total liabilities	13,707,622	11,594,109

Commitments and Contingencies
Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at June 30, 2006 and at December 31, 2005	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,208,837 shares at June 30, 2006 and 11,167,737 shares at December 31, 2005	2,802	2,792
Additional paid-in capital	22,482,400	22,302,328
Accumulated deficit	(5,022,804)	(5,046,718)
Accumulated other comprehensive gain (loss)	15,996	(61,578)

Stockholders’ equity	17,478,394	17,196,824

Total liabilities and stockholders’ equity	$31,186,016	$28,790,933

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended June 30,
	2006	2005
Service revenues	$15,212,945	$10,978,401
Reimbursement revenues	4,311,547	3,083,040

Total revenues	19,524,492	14,061,441

Cost and expenses:
Cost of revenues	14,048,306	12,174,223
General and administrative expenses	2,763,062	2,469,051
Sales and marketing expenses	2,888,836	2,312,309

Total cost and expenses	19,700,204	16,955,583

Loss from operations	(175,712)	(2,894,142)
Interest income	246,445	78,206
Interest expense	(30,876)	(62,665)

Income (Loss) before income tax provision (benefit)	39,857	(2,878,601)
Income tax provision (benefit)	15,943	(1,168,240)

Net income (loss)	$23,914	$(1,710,361)

Basic income (loss) per common share	$0.00	$(0.15)

Weighted average number of common shares	11,128,185	11,076,930

Diluted income (loss) per common share	$0.00	$(0.15)

Weighted average number of dilutive common equivalent shares	12,082,635	11,076,930

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2006	2005
Service revenues	$7,970,354	$5,450,129
Reimbursement revenues	2,244,387	1,486,424

Total revenues	10,214,741	6,936,553

Cost and expenses:
Cost of revenues	7,363,466	5,802,451
General and administrative expenses	1,391,816	1,216,991
Sales and marketing expenses	1,441,108	1,125,057

Total cost and expenses	10,196,390	8,144,499

Income (Loss) from operations	18,351	(1,207,946)
Interest income	128,912	42,382
Interest expense	(13,693)	(22,172)

Income (Loss) before income tax provision (benefit)	133,570	(1,187,736)
Income tax provision (benefit)	53,428	(475,094)

Net income (loss)	$80,142	$(712,642)

Basic income (loss) per common share	$0.01	$(0.06)

Weighted average number of common shares	11,202,712	11,102,700

Diluted income (loss) per common share	$0.01	$(0.06)

Weighted average number of dilutive common equivalent shares	12,171,375	11,102,700

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$23,914	$(1,710,361)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,053,803	1,093,329
Provision for deferred income taxes	16,113	(1,292,593)
Bad debt benefit	(3,295)	(10,801)
Sales leaseback deferred gains		16,518
Non-cash stock based compensation expense	148,081	1,142
Loss on foreign currency options	40,606	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	58,774	2,241,352
Increase in prepaid expenses and other current assets	(253,173)	(30,702)
(Increase) decrease in other assets	(2,752)	6,721
(Decrease) increase in accounts payable	(532,549)	577,365
Decrease in accrued expenses and other current liabilities	(45,522)	(556,506)
Increase in deferred revenue	3,010,208	1,136,385
Increase in other liabilities	8,007	60,104

Net cash provided by operating activities	3,522,215	1,531,953

Cash flows from investing activities:
Purchases of property and equipment	(1,041,262)	(1,342,091)

Net cash used in investing activities	(1,041,262)	(1,342,091)

Cash flows from financing activities:
Payments under equipment lease obligations	(459,576)	(386,280)
Premium paid for foreign currency options	(14,077)	(29,100)
Proceeds from sales leaseback	—	506,872
Proceeds from exercise of stock options	32,001	64,887

Net cash (used in) provided by financing activities	(441,652)	156,379

Net increase in cash and cash equivalents	2,039,301	346,241
Cash and cash equivalents at beginning of period	10,553,668	9,650,140

Cash and cash equivalents at end of period	$12,592,969	$9,996,381

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

Note 2 – Stock-Based Compensation:

At June 30, 2006, we have one stock based employee compensation plan. The compensation cost that has been charged against income for that plan for the six months ended June 30, 2006 was $148,081, of which $108,459 is a result of the expensing of stock options pursuant to FAS 123R and $0 for the six months ended June 30, 2005. The total windfall tax benefit that would be recognized in the income statement for share-based compensation arrangements was $1,650,212 and $0 for the six months ended June 30, 2006 and June 30, 2005, respectively. Since the Company has Net Operating Losses, no windfall tax benefit has been recognized for the six months ended June 30, 2006 and 2005.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. The stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award. This period is generally the vesting period of the corresponding award. Basic and diluted net income per share for the three months ended June 30, 2006 of $0.01 (basic) and $0.01 (diluted) is $0.00 less (basic) and $0.00 less (diluted), respectively than if we had not adopted SFAS 123R. Basic and diluted net income per

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

share for the six months ended June 30, 2006 of $0.00 (basic) and $0.01 (diluted) is $0.01 less (basic) and $0.00 less (diluted), respectively, than if we had not adopted SFAS 123R. We have adopted the forfeiture rate on stock option grants issued after January 1, 2006 and the application of the forfeiture rate on unvested stock options at January 1, 2006 was immaterial to our financial statement and therefore, no cumulative gain was recognized.

Prior to January 1, 2006, we accounted for our stock-based employee compensation plan under the recognition and measurement principles of ABP Opinion No. 25. No stock based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table sets forth the computation of basic and diluted loss per share for the six months ended June 30, 2005 and illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123R to its stock plans:

	Six Months Ended June 30,	Three Months Ended June 30,
	2005	2005
Net loss, as reported	$(1,710,361)	$(712,642)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	689	—
Deduct: Stock-based employee compensation expense determined under SFAS 123R, net of related tax effects	78,751	39,376

Pro forma	$(1,788,423)	$(752,018)

Loss per share:
Basic-as reported	$(0.15)	$(0.06)
Basic-pro forma	$(0.16)	$(0.07)

Diluted-as reported	$(0.15)	$(0.06)
Diluted-pro forma .	$(0.16)	$(0.07)

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

	Six Months Ended, June 30, 2006	Three Months Ended June 30, 2006
Cost of revenues	$110,849	$48,048
General and administrative	18,356	7,956
Sales and marketing	18,876	8,182

Stock-based compensation expense before income taxes	$148,081	$64,186
Benefit for income taxes	(59,232)	(25,674)

Net compensation expense	$88,849	$38,512

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30, 2006
Dividend yield	0.0
Expected volatility	58%
Risk-free interest rate (range)	4.61-4.94%
Expected term (in years)	4

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

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on our experience. We used a 10% forfeiture rate assumption. We will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures were recognized through a cumulative catch-up adjustment in the period of change. The cumulative effect resulting from initially applying the provisions of SFAS 123R to nonvested equity awards was not significant.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,831,308	$2.34	5.33	$1,629,864
Granted	198,100	4.06	7.64	11,886
Exercised	(26,250)	1.22	—	76,125
Forfeited or Expired	(30,033)	1.66	—	73,881

Outstanding at June 30, 2006	1,973,125	2.54	5.17	3,117,538

Unvested at June 30, 2006	191,600	4.05	7.59	13,412

Exercisable at June 30, 2006	1,781,525	$2.38	4.91	$3,099,853

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $1.03 and $1.68, respectively, and in the three and six months ended June 30, 2005 was $1.06 and $1.06, respectively. Cash received from option exercises for the three and six months ended June 30, 2006 was $17,616 and $32,001, respectively, and in the three and six months ended June 30, 2005, was $58,887 and $64,887, respectively.

As of June 30, 2006, there was $277,887 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 4.68 years.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2006. Based on management’s assumptions, we recognized the related proportionate expense of $51,500 for 25,000 shares of these restricted stock units for the six months ended June 30, 2006 based on a fair value of $4.12 at June 30, 2006. These restricted shares are service and performance-based and the value is determined by its fair value (as if underlying shares were vested and issued).

Note 3 - Earnings Per Share:

Basic income per common share for the three and six months ended June 30, 2006 and 2005 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three and six months ended June 30, 2006 and 2005 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic income (loss) per common share and diluted income (loss) per common share was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) – basic	$23,914	$(1,710,361)	$80,142	$(712,642)

Add back: Compensation expense for restricted shares	26,871	—	30,512	—

Pro forma net income	50,785	(1,710,361)	110,654	(712,642)

Denominator – basic:
Weighted average number of common shares	11,128,185	11,076,930	11,202,712	11,102,700

Basic income (loss) per common	$0.00	$(0.15)	$0.01	$(0.06)

Denominator – diluted:
Weighted average number of common shares	11,128,185	11,076,930	11,202,712	11,102,700
Common share equivalents of outstanding stock options and restricted shares	954,450	—	968,663	—

Weighted average number of Dilutive common equity shares	12,082,635	11,076,930	12,171,375	11,102,700

Diluted income (loss) per common share	$0.00	$(0.15)	$0.01	$(0.06)

As of June 30, 2005, options to purchase 1,893,683 shares of our common stock had been excluded from the calculation of diluted loss per common share as they were all antidilutive.

Note 4 - Debt:

On May 17, 2005, we renewed and amended our agreement with a bank. The renewed and amended agreement was for an unsecured committed line of credit of $5,000,000. Interest was payable at the LIBOR Market Index Rate plus 2.0%. The agreement required us, among other things, to maintain certain financial covenants. The committed line of credit matured June 30, 2006 and was not requested to be renewed by the Company.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Commitments and Contingencies:

On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2006. Based on management’s assumptions, we recognized the related proportionate expense for these restricted stock units for the six months ended June 30, 2006. In addition, we have an employment agreement with our Chief Financial Officer that expires February 5, 2007. The aggregate amount of salary expense due from January 1, 2006 through the expiration under these agreements was $957,333. On March 1, 2006, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Consolidated Total
For the six months ended June 30, 2006
Total revenues	$19,314,345	$210,147	$19,524,492
Total cost and expenses	$18,667,564	$1,032,640	$19,700,204
Income (Loss) from operations	$646,781	$(822,493)	$(175,712)

For the six months ended June 30, 2005
Total revenues	$13,837,327	$224,114	$14,061,441
Total cost and expenses	$16,231,741	$723,842	$16,955,583
Loss from operations	$(2,394,414)	$(499,728)	$(2,894,142)

For the three months ended June 30, 2006
Total revenues	$10,090,609	$124,132	$10,214,741
Total cost and expenses	$9,733,325	$463,065	$10,196,390
Income (Loss) from operations	$357,284	$(338,933)	$18,351

For the three months ended June 30, 2005
Total revenues	$6,836,295	$100,258	$6,936,553
Total cost and expenses	$7,759,921	$384,578	$8,144,499
Loss from operations	$(923,626)	$(284,320)	$(1,207,946)

Segment assets at June 30, 2006	$29,945,164	$1,240,852	$31,186,016
Segment assets at June 30, 2005	$26,873,643	$1,057,989	$27,931,632

Our foreign customers accounted for approximately 26% and 22% of service revenues for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, our foreign customers accounted for approximately 23% and 20% of service revenues, respectively.

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

	June 30, 2006	December 31, 2005
Billed trade accounts receivable	$4,500,085	$5,030,642
Unbilled trade accounts receivable	2,045,224	1,600,155
Other	30,689	3,975

Total Receivables	$6,575,998	$6,634,772

Allowance Rollforward:
Balance at January 1, 2006	$3,295
Additions	—
Write offs (net of recoveries)	(3,295)

Balance at June 30, 2006	$—

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

We have accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) carryforwards of $7.5 million as of June 30, 2006. The losses will expire, if unused in the years 2009-2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

our ownership, which may be outside our knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, we have estimated that $1.1 million of our current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. Our current and long-term deferred tax assets are primarily comprised of the NOL carryforwards with a tax effected value of $2,558,000 as of June 30, 2006. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not we will be unable to utilize the asset to offset future taxes. We will continue to evaluate the potential use of our deferred tax assets and the need for a valuation allowance by considering our future taxable income and our on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL carryforward is fully utilized or has expired.

We recognize contingent liabilities for any tax related exposures when those exposures are both probable and estimable. We have determined that there is sufficient near term future taxable income to more likely than not utilize the unlimited net operating loss carryforward at June 30, 2006.

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

In accordance with our current foreign exchange rate risk management policy, during the six months ended June 30, 2006, we purchased two monthly Euro call options in the amount of 250,000 Euros each, with the first expiration on February 14, 2007 and the last expiration on

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 14, 2007 with a strike price of 1.26 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $0 and $14,077 for options purchased in the three and six months ended June 30, 2006. During the six months ended June 30, 2006, we exercised two Euro call options that expired in May 2006 since the strike price was lower than the current spot rate of the Euro. We mark-to-market unexpired options on a monthly basis and record the valuation difference to Accumulated Other Comprehensive Gain (Loss) in the stockholders’ equity section of the Balance Sheet. We recorded an Accumulated Other Comprehensive Gain of $66,133 and $77,574 in the stockholders’ equity section of the Balance Sheet for the three and six months ended June 30, 2006 due to changes in the value of the derivatives. At June 30, 2006, we have $15,996 of Accumulated Other Comprehensive Gain. We recognized a loss in our Consolidated Statement of Operations of $21,590 and $40,606, respectively due to premiums paid for options that expired without being exercised.

Upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.

Note 10 – Recently Issued Accounting Statements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. This interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. This interpretation is effective as of January 1, 2007. We are currently evaluating FIN 48 and the related impact on our financial position and results of operations.

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability. Service revenues were generated from 115 clients encompassing 241 distinct projects for the six months ended June 30, 2006. This compares to 85 clients encompassing 203 distinct projects for the six months ended June 30, 2005.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $65.6 million as of June 30, 2006. This compares to $47.1 million as of June 30, 2005 and $58.4 million as of December 31, 2005. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

The FDA is also requiring more robust studies and additional data for clinical trials. In addition, the FDA is gaining experience with electronic submissions and is continuing to develop sophisticated guidelines for computerized submission of clinical trial data, including medical images. Furthermore, we believe that the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data from a large number of imaging sources. These studies require processing, analysis, data management and submission services best handled by vendors with scalable logistical capabilities and extensive experience working with research facilities worldwide. However, due to several factors, including, without limitation, competition from commercial competitors and academic research centers and the risk of project cancellations, slowing of patient enrollment in on-going studies or delay of future project awards, among others, we cannot assure you that demand for our services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by us.

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

We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We believe that continued emphasis on improving patient care and reducing cost will contribute to the growth of the personal electronic medical records market. During the past quarter, CapMed has progressed toward the completion of its .Net conversion and development of its web portal strategy, which includes a web-based PHR. Once completed, our customers will have the choice of managing their health through an on-line PHR, from their desktop PC or from our patent-pending USB Healthkey, which we believe will further enhance value in the marketplace and reduce the lengthy sales cycle typical in this space. We continue to be encouraged by the long-term prospects for this division although the adoption rate has been slower than anticipated.

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; growth potential for our CapMed division; the demand for our services and technologies,; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-Q and expressed from time to time in our filings with the Securities and Exchange Commission, as well as the risk factors set forth in our most recent Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30, 2006	% of Total Revenue	Six Months Ended June 30, 2005	% of Total Revenue	$ Change	% Change
Service revenues	$15,212,945	77.9%	$10,978,401	78.1%	$4,234,544	38.6%
Reimbursement revenues	4,311,547	22.1%	3,083,040	21.9%	1,228,507	39.8%

Total revenues	19,524,492	100.0%	14,061,441	100.0%	5,463,051	38.9%

Cost and expenses:
Cost of revenues	14,048,306	72.0%	12,174,223	86.6%	1,874,083	15.4%
General and administrative expenses	2,763,062	14.2%	2,469,051	17.6%	294,011	11.9%
Sales and marketing expenses	2,888,836	14.8%	2,312,309	16.4%	576,527	24.9%

Total cost and expenses	19,700,204	100.9%	16,955,583	120.6%	2,744,621	16.2%

Loss from operations	(175,712)	(0.9)%	(2,894,142)	(20.6)%	2,718,430	(93.9)%
Interest income	246,445	1.3%	78,206	0.6%	168,239	215.1%
Interest expense	(30,876)	(0.2)%	(62,665)	(0.4)%	(31,789)	(50.7)%

Income (Loss) before income tax provision (benefit)	39,857	0.2%	(2,878,601)	(20.5%)	2,918,458	(101.4)%
Income tax provision (benefit)	15,943	0.1%	(1,168,240)	(8.3%)	1,184,183	(101.4)%

Net income (loss)	$23,914	0.1%	$(1,710,361)	(12.2)%	$1,734,275	(101.4)%

Service revenues for the six months ended June 30, 2006 were $15,212,945 as compared to service revenues for the six months ended June 30, 2005 of $10,978,401, an increase of $4,234,544 or 38.6%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2005 and the first half of 2006. Our backlog at June 30, 2006 was $65.6 million compared to $47.1 million at June 30, 2005, an increase of 39.3%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 115 clients encompassing 241 distinct projects for the six months ended June 30, 2006. This compares to 85 clients encompassing 203 distinct projects for the six months ended June 30, 2005. Novartis Pharmaceuticals, Inc., encompassing 13 projects represented 13.1% of our service revenues for the six months ended June 30, 2006.

No one client accounted for more than 10% of our service revenues for the six months ended June 30, 2005. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends. Bio-Imaging, at the request of our clients, may directly pay the independent radiologists who review our client’s imaging data. These costs are passed directly to our clients and are included in Reimbursement Revenue and Cost of Revenues.

Cost of revenues for the six months ended June 30, 2006 was $14,048,306 as compared to cost of revenues for the six months ended June 30, 2005 of $12,174,223, an increase of $1,874,083 or 15.4%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the six months ended June 30, 2006 and consulting costs associated with project related revenues. Cost of revenues for the six months ended June 30, 2006 and six months ended June 30, 2005 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2006 as reimbursement revenues and service revenues increase.

The decrease in the cost of revenues as a percentage of total revenues to 72.0% for the six months ended June 30, 2006 from 86.6% for the six months ended June 30, 2005 is primarily due to the process improvement efforts resulting in maintenance of our cost level with the increased service revenue. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the six months ended June 30, 2006 were $2,763,062 as compared to general and administrative expenses for the six months ended June 30, 2005 of $2,469,051, an increase of $294,011 or 11.9%. The increase is primarily due to an increase in professional and consulting services. General and administrative expenses in each of the six months ended June 30, 2006 and 2005 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase due to a general increase in the fees associated with being a publicly traded company, including the cost of implementing SOX 404 internal controls.

The decrease in general and administrative expenses as a percentage of total revenues to 14.2% for the six months ended June 30, 2006 from 17.6% for the six months ended June 30, 2005 is primarily due to a greater increase in our total revenues.

Sales and marketing expenses for the six months ended June 30, 2006 were $2,888,836 as compared to sales and marketing expenses for the six months ended June 30, 2005 of $2,312,309, an increase of $576,527 or 24.9%. The increase is due to an increase in expenses associated with our CapMed division of $237,000 and $333,000 in marketing expenses and sales commissions in our Pharmaceutical Contract Services division. Sales and marketing expenses in each of the six months ended June 30, 2006 and June 30, 2005 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2006 as we continue to expand our market presence in the United States and Europe.

The decrease in sales and marketing expenses as a percentage of total revenues to 14.8% for the six months ended June 30, 2006 from 16.4% for the six months ended June 30, 2005 is primarily due to a greater increase in our total revenues.

Net interest income for the six months ended June 30, 2006 was $215,569 as compared to net interest income for the six months ended June 30, 2005 of $15,541, an increase of $200,028 or 1287.1%. This increase is primarily due to the interest earned on a higher cash balance and less interest expense paid on debt obligations during the six months ended June 30, 2006. Net interest income for the six months ended June 30, 2006 and 2005 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations.

Income before income taxes was $39,857 for the six months ended June 30, 2006 and loss before income taxes was $2,878,601 for the six months ended June 30, 2005, an increase in net income of $2,918,458 or 101.4%. The increase was due to the reduction of $1,276,229 of operating loss from the prior year from greater service revenue while maintaining expenses due to our process improvement efforts to contain costs during the six months ended June 30, 2006.

We had an income tax provision of $15,943 for the six months ended June 30, 2006 as compared to an income tax benefit for the six months ended June 30, 2005 of $1,168,240, an increase of $1,168,240 or 101.4%. Our effective tax rate was approximately 40% for the six months ended June 30, 2006 and 2005.

Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30, 2006	% of Total Revenue	Three Months Ended June 30, 2005	% of Total Revenue	$ Change	% Change
Service revenues	$7,970,354	78.0%	$5,450,129	78.6%	$2,520,225	46.2%
Reimbursement revenues	2,244,387	22.0%	1,486,424	21.4%	757,963	51.0%

Total revenues	10,214,741	100.0%	6,936,553	100.0%	3,278,188	47.3%

Cost and expenses:
Cost of revenues	7,363,466	72.1%	5,802,451	83.7%	1,561,015	26.9%
General and administrative expenses	1,391,816	13.6%	1,216,991	17.5%	174,825	14.4%
Sales and marketing expenses	1,441,108	14.1%	1,125,057	16.2%	316,051	28.1%

Total cost and expenses	10,196,390	99.8%	8,144,499	117.4%	2,051,891	25.2%

Income (Loss) from operations	18,351	0.2%	(1,207,946)	(17.4)%	1,226,297	(101.5)%
Interest income	128,912	1.3%	42,382	0.6%	86,530	204.2%
Interest expense	(13,693)	(0.1)%	(22,172)	(0.3)%	8,479	(38.2)%

Income (Loss) before income tax provision (benefit)	133,570	1.3%	(1,187,736)	(17.1)%	1,321,306	(111.2)%
Income tax provision (benefit)	53,428	0.5%	(475,094)	(6.8)%	528,522	(111.2)%

Net income (loss)	$80,142	0.8%	$(712,642)	(10.3)%	$792,784	(111.2)%

Service revenues for the three months ended June 30, 2006 were $7,970,354 as compared to service revenues for the three months ended June 30, 2005 of $5,450,129, an increase of $2,520,225 or 46.2%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2005. Our backlog at June 30, 2006 was $65.6 million compared to $47.1 million at June 30, 2005, an increase of 39.3%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 102 clients encompassing 222 distinct projects for the three months ended June 30, 2006. This compares to 79 clients encompassing 186 distinct projects for the three months ended June 30, 2005. Novartis Pharmaceuticals, Inc., encompassing 13 projects represented 14.5% of our service revenues for the three months ended June 30, 2006. Novartis Pharmaceuticals, Inc., encompassing 13 projects accounted for 10.6% of our service revenues for the three months ended June 30, 2005. No other client accounted for more than 10% of our service revenues for the three months ended June 30, 2006 and 2005.

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

Reimbursement revenues consist of reimbursements received from the customer for pass-through costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends. Bio-Imaging, at the request of our clients, may directly pay the independent radiologists who review our client’s imaging data. These costs are passed directly to our clients and are included in Reimbursement Revenue and Cost of Revenues.

Cost of revenues for the three months ended June 30, 2006 was $7,363,466 as compared to cost of revenues for the three months ended June 30, 2005 of $5,802,451, an increase of $1,561,015 or 26.9%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the three months ended June 30, 2006 and consulting costs associated with project related revenues. Cost of revenues for the three months ended June 30, 2006 and three months ended June 30, 2005 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2006 as reimbursement revenues and service revenues increase.

The decrease in the cost of revenues as a percentage of total revenues to 72.1% for the three months ended June 30, 2006 from 83.7% for the three months ended June 30, 2005 is primarily due to the process improvement efforts resulting in maintenance of our cost level with the increased service revenue. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended June 30, 2006 were $1,391,816 as compared to general and administrative expenses for the three months ended June 30, 2005 of $1,216,991, an increase of $174,825 or 14.4%. The increase is primarily due to an increase in consulting services. General and administrative expenses in each of the three months ended June 30, 2006 and 2005 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. We expect that our general and administrative expenses will continue to increase due to a general increase in the fees associated with being a publicly traded company, including the cost of implementing SOX 404 internal controls.

The decrease in general and administrative expenses as a percentage of total revenues to 13.6% for the three months ended June 30, 2006 from 17.5% for the three months ended June 30, 2005 is primarily due to a greater increase in our total revenues.

Sales and marketing expenses for the three months ended June 30, 2006 were $1,441,108 as compared to sales and marketing expenses for the three months ended June 30, 2005 of $1,125,057, an increase of $316,051 or 28.1%. The increase is due to an increase in expenses associated with our CapMed division of $54,000 and $256,000 in marketing expenses and sales commissions in our Pharmaceutical Contract Services division. Sales and marketing expenses in each of the three months ended June 30, 2006 and June 30, 2005 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2006 as we continue to expand our market presence in the United States and Europe.

The decrease in sales and marketing expenses as a percentage of total revenues to 14.1% for the three months ended June 30, 2006 from 16.2% for the three months ended June 30, 2005 is primarily due to a greater increase in our total revenues.

Net interest income for the three months ended June 30, 2006 was $115,219 as compared to net interest income for the three months ended June 30, 2005 of $20,210, an increase of $95,009 or 470.1%. This increase is primarily due to the interest earned on a higher cash balance and less interest expense paid on debt obligations during the three months ended June 30, 2006. Net interest income and expense for the three months ended June 30, 2006 and 2005 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations.

Income before income taxes was $133,570 for the three months ended June 30, 2006 and loss before income taxes was $1,187,736 for the three months ended June 30, 2005, an increase of $1,321,306 or 111.2%. The increase was due to greater service revenue while maintaining expenses due to our process improvement efforts to contain costs.

We had an income tax provision of $53,428 for the three months ended June 30, 2006 as compared to an income tax benefit for the three months ended June 30, 2005 of $475,094, an increase of $528,522 or 111.2%. Our effective tax rate was approximately 40% for the three months ended June 30, 2006 and 2005.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 6 – Business Segments” to our Consolidated Financial Statements in this Form 10-Q. During the six months ended June 30, 2006, we had CapMed segment sales of $210,147 and total costs and expenses of $1,032,640, consisting of $751,166 of sales and marketing expenses, $187,789 of general and administrative expenses and $93,685 of cost of revenues. During the three months ended June 30, 2006, we had CapMed segment sales of $124,132 and total costs and expenses of $463,065, consisting of $317,820 of sales and marketing expenses, $79,454 of general and administrative expenses and $65,791 of cost of revenues.

Liquidity and Capital Resources

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net cash provided by operating activities	$3,522,215	$1,531,953
Net cash used in investing activities	$(1,041,262)	$(1,342,091)
Net cash (used in) provided by financing activities	$(441,652)	$156,379

At June 30, 2006, we had cash and cash equivalents of $12,592,969. Working capital at June 30, 2006 was $9,146,004.

Net cash provided by operating activities for the six months ended June 30, 2006 was $3,522,215 as compared to $1,531,953 for the six months ended June 30, 2005. This increase is primarily due to the increase in our deferred revenue of $1,873,824 at June 30, 2006 from June 30, 2005 due to advance deposits received from our clients for new contract signings.

Net cash used in investing activities for the six months ended June 30, 2006 represents our investment in capitalized computer software costs and equipment. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2006 will be approximately $1 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations as well as capitalization of software costs.

Net cash used in financing activities for the six months ended June 30, 2006 is primarily attributable to the payments under equipment lease obligations of $459,576.

The following table lists our cash contractual obligations as of June 30, 2006:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$966,185	$688,202	$277,983	—	—

Facility rent operating leases	$5,242,981	$1,411,869	$2,610,138	$1,220,974	—

Employment agreements	$957,333	$449,000	$508,333	—	—

Total contractual cash obligations	$7,166,499	$2,549,070	$3,396,455	$1,220,974	—

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, National Association. The renewed and amended agreement was for an unsecured committed line of credit of $5,000,000. Interest was payable at the LIBOR Market Index Rate plus 2.0%. The agreement required us, among other things, to maintain certain financial covenants. The committed line of credit matured June 30, 2006 and was not requested to be renewed by the Company.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.

In accordance with our current foreign exchange rate risk management policy, during the six months ended June 30, 2006, we purchased two monthly Euro call options in the amount of 250,000 Euros each, with the first expiration on February 14, 2007 and the last expiration on March 14, 2007 with a strike price of 1.26 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $0 and $14,077 for options purchased in the three and six months ended June 30, 2006. During the six months ended June 30, 2006, we exercised two Euro call options that expired in May 2006 since the strike price was lower than the current spot rate of the Euro. We mark-to-market unexpired options on a monthly basis and record the valuation difference to Accumulated Other Comprehensive Gain (Loss) in the stockholders’ equity section of the Balance Sheet. We recorded an Accumulated Other Comprehensive Gain of $66,133 and $77,574 in the stockholders’ equity section of the Balance Sheet for the three and six months ended June 30, 2006 due to changes in the value of the derivatives. At June 30, 2006, we have $15,996 of Accumulated Other Comprehensive Gain. We recognized a loss in our Consolidated Statement of Operations of $21,590 and $40,606, respectively due to premiums paid for options that expired without being exercised.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

We anticipate that our existing capital resources together with cash flow from operations will be sufficient to meet our cash needs. However, we cannot assure you that our operating results will achieve profitability on an annual basis in the future. The inherent operational risks associated with the following risks may have a material adverse affect on our future liquidity:

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As of June 30, 2006, there have been no changes to such critical accounting policies and estimates, except for the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which establishes the financial accounting and reporting standards for stock-based compensation plans.

Recently Issued Accounting Statements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. This interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. This interpretation is effective as of January 1, 2007. We are currently evaluating FIN 48 and the related impact on our financial position and results of operations.

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

Foreign Currency Risk

Our financial statements are denominated in United States dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facility in the Netherlands, which are primarily EURO denominated. At June 30, 2006 and December 31, 2005, a 10% increase or decrease in the EURO to U.S. dollar spot exchange rate would result in a change of $157,000 and $60,000 to our net asset position at June 30, 2006 and December 31, 2005, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

We do hedge our foreign currency exposure. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses and were in a net asset position at June 30, 2006 and December 31, 2005. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner for the period covered by this report.

Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

A significant number of our projects are oncology related clinical trials. These clinical trials may experience delays for patient recruitment and have a greater likelihood of cancellation.

The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts entitle us to receive all fees earned up to the time of termination. The loss of business from our client, Novartis Pharmaceuticals, Inc., would have a material adverse effect on our financial condition.

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

Novartis Pharmaceuticals, Inc., encompassing 13 projects represented 13.1% of our service revenues for the six months ended June 30, 2006. No one client accounted for more than 10% of our service revenues for the six months ended June 30, 2005. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $65.6 million at June 30, 2006 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that the client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

Our business has expanded substantially in the past. Our continuing sales and marketing efforts have increased the number of projects under management from 186 in the second quarter of 2005 to 222 in the second quarter of 2006. We acquired one company in November 2003 and another company in December 2004. Rapid expansion could strain our operational, human and financial resources. If we fail to properly manage this expansion, our results of operations and financial condition might be adversely affected. In order to manage our expansion, we must:

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

During the second quarter of 2006, a small portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands which are primarily EURO denominated.

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

Our CapMed division had a loss from operations of $338,933 for the three months ended June 30, 2006 and a loss of operations of 822,493 for the six months ended June 30, 2006. If our CapMed division continues to incur such losses, our businesses, results of operations and financial condition could be materially adversely affected.

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

As of June 30, 2006, we had the following capital structure:

Common stock outstanding	11,208,837

Common stock issuable upon:
Exercise of options which are outstanding	1,973,125
Exercise of options which have not been granted	712,466
Total common stock outstanding assuming exercise or conversion of all of the above	13,894,428

As of June 30, 2006, we had outstanding options to purchase 1,973,125 shares of common stock at exercise prices ranging from $0.63 to $7.03 per share (exercisable at a weighted average of $2.54 per share), of which 1,781,525 options were then exercisable. Exercise of our outstanding options into our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of June 30, 2006, we had 11,208,837 shares of our common stock issued and outstanding, all of which are currently freely tradable. On March 1, 2006, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 47% of the outstanding shares of common stock on a fully diluted as-converted to common stock basis at June 30, 2006, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The market has also experienced significant decreases in value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2006 and June 30, 2006, our common stock has traded at a low of $3.11 per share and a high of $4.83 per share.

Our common stock began trading on the NASDAQ National Market on December 18, 2003 and has a limited trading market. In July 1, 2006, the NASDAQ National Market changed its name to the NASDAQ Global Market. Prior to that time, our common stock was trading on the American Stock Exchange since February 2003. We cannot assure that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on May 10, 2006.

(b)	The following is a list of all of the nominees for Director of the Company who were elected at the Meeting and whose term of office continued after the Meeting:

Mark L. Weinstein

Jeffrey H. Berg, Ph.D.

Richard F. Cimino

E. Martin Davidoff, CPA, Esq.

David E. Nowicki, D.M.D.

David M. Stack

Paula B. Stafford

James A. Taylor, Ph.D.

(c)	There were present at the annual meeting, in person or by proxy, 7,882,554 shares of Common Stock out of a total of 11,192,212 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

(i)	The results of the vote taken at the Meeting for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld
Mark L. Weinstein	7,793,910	88,644
Jeffrey H. Berg, Ph.D.	7,793,910	88,644
Richard F. Cimino	7,780,410	102,144
E. Martin Davidoff, CPA, Esq.	7,779,192	103,362
David E. Nowicki, D.M.D.	7,778,910	103,644
David M. Stack	7,794,192	88,362
Paula B. Stafford	7,778,910	103,644
James A. Taylor, Ph.D.	7,795,910	88,644

(ii)	A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The results of the vote taken at the annual meeting with respect to such appointment were as follows:

For	Against	Abstain
7,798,579	70,225	13,750

Item 6. Exhibits.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: August 11, 2006	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 11, 2006	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)