Form 10-Q
period 2006-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2006-11-14
CIK 822418

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes:  ☐    No:  ☒

State the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2006:

Class	Number of Shares
Common Stock, $0.00025 par value	11,275,283

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,709,391	$10,553,668
Accounts receivable, net	5,745,712	6,631,477
Prepaid expenses and other current assets	1,088,752	991,840
Deferred income taxes	2,179,476	715,217

Total current assets	22,723,331	18,892,202

Property and equipment, net	5,622,187	5,108,693

Intangibles and goodwill	2,296,008	2,518,812

Deferred income taxes	610,438	1,844,171

Other assets	495,998	427,055

Total assets	$31,747,962	$28,790,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,213,875	$1,680,922
Accrued expenses and other current liabilities	2,728,563	2,026,612
Deferred revenue	8,868,420	6,255,027
Current maturities of capital lease obligations	557,540	874,267

Total current liabilities	13,368,398	10,836,828
Long-term capital lease obligations	173,573	551,494
Other liability	211,001	205,787

Total liabilities	13,752,972	11,594,109

Commitments and Contingencies

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at September 30, 2006 and at December 31, 2005	—	—
Common stock - $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,238,908 shares at September 30, 2006 and 11,167,737 shares at December 31, 2005	2,810	2,792
Additional paid-in capital	22,655,946	22,302,328
Accumulated deficit	(4,655,575)	(5,046,718)
Accumulated other comprehensive loss	(8,191)	(61,578)

Stockholders’ equity	17,994,990	17,196,824

Total liabilities and stockholders’ equity	$31,747,962	$28,790,933

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Service revenues	$23,253,269	$17,020,783
Reimbursement revenues	6,577,147	4,791,040

Total revenues	29,830,416	21,811,823

Cost and expenses:
Cost of revenues	21,163,729	18,382,610
General and administrative expenses	4,164,914	3,698,660
Sales and marketing expenses	4,247,477	3,508,565

Total cost and expenses	29,576,120	25,589,835

Income (Loss) from operations	254,296	(3,778,012)
Interest income	393,349	128,419
Interest expense	(41,030)	(84,286)

Income (Loss) before income tax provision (benefit)	606,615	(3,733,879)
Income tax provision (benefit)	215,472	(1,493,552)

Net income (loss)	$391,143	$(2,240,327)

Basic income (loss) per common share	$0.03	$(0.20)

Weighted average number of common shares	11,197,985	11,100,261

Diluted income (loss) per common share	$0.03	$(0.20)

Weighted average number of dilutive common equivalent shares	12,121,454	11,100,261

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,
	2006	2005
Service revenues	$8,040,324	$6,042,382
Reimbursement revenues	2,265,600	1,708,000

Total revenues	10,305,924	7,750,382

Cost and expenses:
Cost of revenues	7,115,423	6,208,387
General and administrative expenses	1,401,852	1,229,609
Sales and marketing expenses	1,358,641	1,196,256

Total cost and expenses	9,875,916	8,634,252

Income (Loss) from operations	430,008	(883,870)
Interest income	146,904	50,213
Interest expense	(10,154)	(21,621)

Income (Loss) before income tax provision (benefit)	566,758	(855,278)
Income tax provision (benefit)	200,082	(325,315)

Net income (loss)	$366,676	$(529,963)

Basic income (loss) per common share	$0.03	$(0.05)

Weighted average number of common shares	11,213,887	11,146,059

Diluted income (loss) per common share	$0.03	$(0.05)

Weighted average number of dilutive common equivalent shares	12,125,613	11,146,059

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$391,143	$(2,240,327)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,535,422	1,662,814
Provision for deferred income taxes	(274,874)	(1,575,883)
Bad debt provision (benefit)	1,245	(10,781)
Sales leaseback deferred gains	—	14,683
Non-cash stock based compensation expense	200,630	1,142
Loss on foreign currency options	51,656	13,800
Changes in operating assets and liabilities:
Decrease in accounts receivable	884,520	1,817,790
Increase in prepaid expenses and other current assets	(81,104)	(62,849)
Increase in other assets	(68,943)	(43,095)
(Decrease) increase in accounts payable	(665,486)	845,894
Increase (decrease) in accrued expenses and other current liabilities	837,025	(340,340)
Increase in deferred revenue	2,613,393	1,627,500
Increase in other liabilities	5,214	70,103

Net cash provided by operating activities	5,429,841	1,780,451

Cash flows from investing activities:
Purchases of property and equipment	(1,627,672)	(1,522,310)

Net cash used in investing activities	(1,627,672)	(1,522,310)

Cash flows from financing activities:
Payments under equipment lease obligations	(694,648)	(598,906)
Premium paid for foreign currency options	(14,077)	(97,307)
Proceeds from sales leaseback	—	506,872
Proceeds from exercise of stock options	62,279	82,899

Net cash used in financing activities	(646,446)	(106,442)

Net increase in cash and cash equivalents	3,155,723	151,699
Cash and cash equivalents at beginning of period	10,553,668	9,650,140

Cash and cash equivalents at end of period	$13,709,391	$9,801,839

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

Note 2 – Stock-Based Compensation:

At September 30, 2006, we have one stock based employee compensation plan. The compensation cost that has been charged against income under the plan for the nine months ended September 30, 2006 was $200,630, of which $143,337 is a result of the expensing of stock options pursuant to FAS 123R. The total windfall tax benefit that would be recognized in the income statement for share-based compensation arrangements was $1,723,498. Since the Company has Net Operating Loss Carryforwards, no windfall tax benefit has been recognized for the nine months ended September 30, 2006.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. The stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award. This period is generally the vesting period of the corresponding award. Basic and diluted net income per share for the three months ended September 30, 2006 was $0.03 (basic) and $0.03 (diluted). If we had not adopted SFAS 123R, basic and diluted EPS would not have changed for the three month period. Basic and diluted net income per share for the nine months ended September 30, 2006 was $0.03 (basic) and

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$0.03 (diluted). If we had not adopted SFAS 123R, the basic and diluted EPS would have been higher by $0.01 for the nine month period. We have adopted the forfeiture rate on stock option grants issued after January 1, 2006 and the application of the forfeiture rate on unvested stock options at January 1, 2006 was immaterial to our financial statement and therefore, no cumulative gain was recognized.

Prior to January 1, 2006, we accounted for our stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table sets forth the computation of basic and diluted loss per share for the nine months ended September 30, 2005 and illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123R to its stock plans:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net loss, as reported	$(2,240,327)	$(529,963)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	689	—
Deduct: Stock-based employee compensation expense determined under SFAS 123R, net of related tax effects	(118,127)	(39,376)

Pro forma	$(2,357,765)	$(569,339)

Loss per share:
Basic-as reported	$(0.20)	$(0.05)
Basic-pro forma	$(0.21)	$(0.05)

Diluted-as reported	$(0.20)	$(0.05)
Diluted-pro forma	$(0.21)	$(0.05)

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

	Nine Months Ended, September 30, 2006	Three Months Ended September 30, 2006
Cost of revenues	$150,186	$39,337
General and administrative	24,870	6,514
Sales and marketing	25,574	6,698

Stock-based compensation expense before income taxes	$200,630	$52,549
Benefit for income taxes	(74,233)	(19,443)

Net compensation expense	$126,397	$33,106

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30, 2006
Dividend yield	0.0
Expected volatility	58%
Risk-free interest rate (range)	4.61-4.94%
Expected term (in years)	4

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,831,308	$2.34	5.33	$1,629,864
Granted	198,100	$4.06	7.39	$37,639
Exercised	(56,321)	$1.11	—	$176,848
Forfeited or Expired	(30,283)	$1.70	—	$77,222

Outstanding at September 30, 2006	1,942,804	$2.56	4.93	3,283,334

Unvested at September 30, 2006	176,600	$4.04	6.32	$37,086

Exercisable at September 30, 2006	1,766,204	$2.42	4.70	$3,232,153

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $1.59 and in the nine months ended September 30, 2005 was $1.06. We did not grant any options during the three months ended September 30, 2006 and 2005. Cash received from option exercises for the three and nine months ended September 30, 2006 was $30,278 and $62,279, respectively, and in the three and nine months ended September 30, 2005, was $18,012 and $82,899 respectively.

As of September 30, 2006, there was $225,278 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 4.42 years.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restricted Stock Units

On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007 and extended the term of service through February 28, 2009. Pursuant to this employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2006. Based on management’s assumptions, we recognized the related proportionate expense of $79,688 for 25,000 shares of these restricted stock units for the nine months ended September 30, 2006 based on a fair value of $4.25 at September 30, 2006. These restricted shares are service and performance-based and the value is determined by its fair value (as if underlying shares were vested and issued).

Note 3 - Earnings Per Share:

Basic income per common share for the three and nine months ended September 30, 2006 and 2005 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three and nine months ended September 30, 2006 and 2005 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic income (loss) per common share and diluted income (loss) per common share was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) – basic	$391,143	$(2,240,327)	$366,676	$(529,963)

Add back: Compensation expense for restricted shares	—	—	—	—

Pro forma net income	391,143	(2,240,327)	366,676	(529,963)

Denominator – basic:
Weighted average number of common shares	11,197,985	11,100,261	11,213,887	11,146,059

Basic income (loss) per common	$0.03	$(0.20)	$0.03	$(0.05)

Denominator – diluted:
Weighted average number of common shares	11,197,985	11,100,261	11,213,887	11,146,059
Common share equivalents of outstanding stock options and restricted shares	923,469	—	911,726	—

Weighted average number of Dilutive common equity shares	12,121,454	11,100,261	12,125,613	11,146,059

Diluted income (loss) per common share	$0.03	$(0.20)	$0.03	$(0.05)

As of September 30, 2005, options to purchase 1,846,475 shares of our common stock had been excluded from the calculation of diluted loss per common share as they were all antidilutive. For the three months and nine months ended September 30, 2006, we did not include 25,000 restricted stock units and the related expense in the calculation of diluted loss per common share as they were antidilutive. Also, we excluded 665,100 shares for the three months and nine months ended September 30, 2006 since they were out-of-the-money and antidilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Debt:

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, N.A. The renewed and amended agreement was for an unsecured committed line of credit of $5,000,000. Interest was payable at the LIBOR Market Index Rate plus 2.0%. The agreement required us, among other things, to maintain certain financial covenants. The committed line of credit matured June 30, 2006 and because of our cash balance at that time, we decided not to incur the expense associated with renewing the line, and therefore, did not renew the credit line.

Note 5 – Commitments and Contingencies:

On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2006. Based on management’s assumptions, we recognized the related proportionate expense for these restricted stock units for the nine months ended September 30, 2006. In addition, we have an employment agreement with our Chief Financial Officer that expires February 5, 2007. The aggregate amount of salary expense due from January 1, 2006 through the expiration under these agreements was $957,333. On March 1, 2006, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical Contract Services	CapMed Division	Consolidated Total
For the nine months ended September 30, 2006
Total revenues	$29,600,239	$230,177	$29,830,416
Total cost and expenses	$28,154,036	$1,422,084	$29,576,120
Income (Loss) from operations	$1,446,203	$(1,191,907)	$254,296

For the nine months ended September 30, 2005
Total revenues	$21,502,930	$308,893	$21,811,823
Total cost and expenses	$24,510,141	$1,079,694	$25,589,835
Loss from operations	$(3,007,211)	$(770,801)	$(3,778,012)

For the three months ended September 30, 2006
Total revenues	$10,285,894	$20,030	$10,305,924
Total cost and expenses	$9,488,345	$387,571	$9,875,916
Income (Loss) from operations	$797,549	$(367,541)	$430,008

For the three months ended September 30, 2005
Total revenues	$7,665,603	$84,779	$7,750,382
Total cost and expenses	$8,278,400	$355,852	$8,634,252
Loss from operations	$(612,797)	$(271,073)	$(883,870)

Segment assets at September 30, 2006	$30,315,812	$1,432,150	$31,747,962
Segment assets at September 30, 2005	$26,582,466	$960,095	$27,542,561

Our foreign customers accounted for approximately 29% and 25% of service revenues for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, our foreign customers accounted for approximately 31% and 23% of service revenues, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Accounts Receivable and Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in the inability of our customers’ ability to make payments, additional allowances may be required. We do not have any off-balance-sheet credit exposure related to our customers and the trade accounts receivable does not bear interest.

	September 30, 2006	December 31, 2005
Billed trade accounts receivable	$5,551,880	$5,030,642
Unbilled trade accounts receivable	187,601	1,600,155
Other	10,771	3,975

Total Receivables	$5,750,252	$6,634,772

Allowance Rollforward:
Balance at January 1, 2006	$3,295
Additions	4,540
Write offs (net of recoveries)	(3,295)

Balance at September 30, 2006	$4,540

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

We have accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) carryforwards of $7.5 million as of September 30, 2006. The losses will expire, if unused in the years 2009-2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

our ownership, which may be outside our knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, we have estimated that $1.1 million of our current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. Our current and long-term deferred tax assets are primarily comprised of the NOL carryforwards with a tax effected value of $2,789,914 as of September 30, 2006. Generally accepted accounting principles require that we establish a valuation allowance for any portion of our deferred tax assets for which management believes it is more likely than not we will be unable to utilize the asset to offset future taxes. We will continue to evaluate the potential use of our deferred tax assets and the need for a valuation allowance by considering our future taxable income and our on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our NOL carryforward is fully utilized or has expired.

We recognize contingent liabilities for any tax related exposures when those exposures are both probable and estimable. We have determined that there is sufficient near term future taxable income to more likely than not utilize the unlimited net operating loss carryforward at September 30, 2006.

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

In accordance with our current foreign exchange rate risk management policy, during the nine months ended September 30, 2006, we purchased two monthly Euro call options in the amount of 250,000 Euros each, with the first expiration on February 14, 2007 and the last

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

expiration on March 14, 2007 with a strike price of 1.26 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $0 and $14,077 for options purchased in the three and nine months ended September 30, 2006. During the nine months ended September 30, 2006, we exercised 4 Euro call options that expired in May, August and September 2006 since the strike price was lower than the current spot rate of the Euro. We mark-to-market unexpired options on a monthly basis and record the valuation difference to Accumulated Other Comprehensive (Loss)/Gain in the stockholders’ equity section of the Balance Sheet. We recorded an Accumulated Other Comprehensive (Loss)/Gain of $(24,187) and $53,387 in the stockholders’ equity section of the Balance Sheet for the three and nine months ended September 30, 2006 due to changes in the value of the derivatives. At September 30, 2006, we have $8,191 of Accumulated Other Comprehensive Loss. We recognized a loss in our Consolidated Statement of Operations of $7,800 and $37,926, for the three and nine months ended September 30, 2006, respectively due to premiums paid for options that expired without being exercised.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of its adoption on its consolidated financial statements.

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability. Service revenues were generated from 119 clients encompassing 267 distinct projects for the nine months ended September 30, 2006. This compares to 103 clients encompassing 233 distinct projects for the nine months ended September 30, 2005.

Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $70.6 million as of September 30, 2006. This compares to $55.2 million as of September 30, 2005 and $58.4 million as of December 31, 2005. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

The FDA is also requiring more robust studies and additional data for clinical trials. In addition, the FDA continues to develop sophisticated guidelines for computerized submission of clinical trial data, including medical images. Furthermore, we believe that the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data from a large number of imaging sources. These studies require processing, analysis, data management and submission services best handled by vendors with scalable logistical capabilities and extensive experience working with research facilities worldwide. However, due to several factors, including, without limitation, competition from commercial competitors and academic research centers and the risk of project cancellations, slowing of patient enrollment in on-going studies or delay of future project awards, among others, we cannot assure you that demand for our services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by us.

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

Results of Operations

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30, 2006	% of Total Revenue	Nine Months Ended September 30, 2005	% of Total Revenue	$ Change	% Change
Service revenues	$23,253,269	78.0%	$17,020,783	78.0%	$6,232,486	36.6%
Reimbursement revenues	6,577,147	22.0%	4,791,040	22.0%	1,786,107	37.3%

Total revenues	29,830,416	100.0%	21,811,823	100.0%	8,018,593	36.8%

Cost and expenses:
Cost of revenues	21,163,729	70.9%	18,382,610	84.3%	2,781,119	15.1%
General and administrative expenses	4,164,914	14.0%	3,698,660	17.0%	466,254	12.6%
Sales and marketing expenses	4,247,477	14.2%	3,508,565	16.1%	738,912	21.1%

Total cost and expenses	29,576,120	99.1%	25,589,835	117.3%	3,986,285	15.6%

Income (Loss) from operations	254,296	0.9%	(3,778,012)	(17.3)%	4,032,308	(106.7)%
Interest income	393,349	1.3%	128,419	0.6%	264,930	206.3%
Interest expense	(41,030)	(0.1)%	(84,286)	(0.4)%	43,256	(51.3)%

Income (Loss) before income tax provision (benefit)	606,615	2.0%	(3,733,879)	(17.1)%	4,340,494	(116.2)%
Income tax provision (benefit)	215,472	0.7%	(1,493,552)	(6.8)%	1,709,024	(114.4)%

Net income (loss)	$391,143	1.3%	$(2,240,327)	(10.3)%	$2,631,470	(117.5)%

Service revenues for the nine months ended September 30, 2006 were $23,253,269 as compared to service revenues for the nine months ended September 30, 2005 of $17,020,783, an increase of $6,232,486 or 36.6%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2005 and 2006. Our backlog at September 30, 2006 was $70.6 million compared to $55.2 million at September 30, 2005, an increase of 27.9%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 119 clients encompassing 267 distinct projects for the nine months ended September 30, 2006. This compares to 103 clients encompassing 233 distinct projects for the nine months ended September 30, 2005. Contracts with one client,

Novartis Pharmaceuticals, Inc., which encompassed 14 projects, represented 11.4% of our service revenues for the nine months ended September 30, 2006. No one client accounted for more than 10% of our service revenues for the nine months ended September 30, 2005. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

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

Cost of revenues for the nine months ended September 30, 2006 was $21,163,729 as compared to cost of revenues for the nine months ended September 30, 2005 of $18,382,610, an increase of $2,781,119 or 15.1%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the nine months ended September 30, 2006 and consulting costs associated with project related revenues. Cost of revenues for the nine months ended September 30, 2006 and nine months ended September 30, 2005 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2006 as reimbursement revenues and service revenues increase.

The decrease in the cost of revenues as a percentage of total revenues to 70.9% for the nine months ended September 30, 2006 from 84.3% for the nine months ended September 30, 2005 is primarily due to the process improvement efforts resulting in a lower increase in cost of revenues as compared to the increase in service revenues. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the nine months ended September 30, 2006 were $4,164,914 as compared to general and administrative expenses for the nine months ended September 30, 2005 of $3,698,660, an increase of $466,254 or 12.6%. The increase is primarily due to an increase in professional and consulting services. General and administrative expenses in each of the nine months ended September 30, 2006 and 2005 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent, corporate insurance and franchise capital stock tax. We expect that our general and administrative expenses will continue to increase due to a general increase in the fees associated with being a publicly traded company, including the cost of implementing Sarbanes-Oxley 404 internal controls.

The decrease in general and administrative expenses as a percentage of total revenues to 14.0% for the nine months ended September 30, 2006 from 17.0% for the nine months ended September 30, 2005 is primarily due to a greater increase in our total revenues.

Sales and marketing expenses for the nine months ended September 30, 2006 were $4,247,477 as compared to sales and marketing expenses for the nine months ended September 30, 2005 of $3,508,565, an increase of $738,912 or 21.1%. The increase is due to an increase in expenses associated with our CapMed division of $300,682 and $438,230 in marketing expenses and sales commissions in our Pharmaceutical Contract Services division. Sales and marketing expenses in each of the nine months ended September 30, 2006 and September 30, 2005 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2006 as we continue to expand our market presence in the United States and Europe.

The decrease in sales and marketing expenses as a percentage of total revenues to 14.2% for the nine months ended September 30, 2006 from 16.1% for the nine months ended September 30, 2005 is primarily due to a greater increase in our total revenues.

Net interest income for the nine months ended September 30, 2006 was $352,319 as compared to net interest income for the nine months ended September 30, 2005 of $44,133, an increase of $308,186 or 698.3%. This increase is primarily due to the interest earned on a higher cash balance and less interest expense paid on debt obligations during the nine months ended September 30, 2006. Net interest income for the nine months ended September 30, 2006 and 2005 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations.

Income before income taxes was $606,615 for the nine months ended September 30, 2006 and loss before income taxes was $3,733,879 for the nine months ended September 30, 2005, an increase in net income of $4,340,494 or 116.2%. The increase was due to the reduction of $4,032,308 of operating loss from the prior year from greater service revenue while expenses increased at a slower rate due to our process improvement efforts during the nine months ended September 30, 2006.

We had an income tax provision of $215,472 for the nine months ended September 30, 2006 as compared to an income tax benefit for the nine months ended September 30, 2005 of $1,493,552, an increase of $1,709,024 or 114.4%. Our effective tax rate is approximately 37% for fiscal 2006 and 40% for fiscal 2005. The decrease in the effective tax rate is due to the mix of pre-tax income in the U.S. versus the Netherlands. The Netherlands has a lower corporate income tax rate

Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30, 2006	% of Total Revenue	Three Months Ended September 30, 2005	% of Total Revenue	$ Change	% Change
Service revenues	$8,040,324	78.0%	$6,042,382	78.0%	$1,997,942	33.1%
Reimbursement revenues	2,265,600	22.0%	1,708,000	22.0%	557,600	32.6%

Total revenues	10,305,924	100.0%	7,750,382	100.0%	2,555,542	33.0%

Cost and expenses:
Cost of revenues	7,115,423	69.0%	6,208,387	80.1%	907,036	14.6%
General and administrative expenses	1,401,852	13.6%	1,229,609	15.9%	172,243	14.0%
Sales and marketing expenses	1,358,641	13.2%	1,196,256	15.4%	162,385	13.6%

Total cost and expenses	9,875,916	95.9%	8,634,252	111.4%	1,241,664	14.4%

Income (Loss) from operations	430,008	4.2%	(883,870)	(11.4)%	1,313,878	(148.7)%
Interest income	146,904	1.4%	50,213	0.6%	96,691	192.6%
Interest expense	(10,154)	(0.1)%	(21,621)	(0.3)%	11,467	(53.0)%

Income (Loss) before income tax provision (benefit)	566,758	5.5%	(855,278)	(11.0)%	1,422,036	(166.3)%
Income tax provision (benefit)	200,082	1.9%	(325,315)	(4.2)%	525,397	(161.5)%

Net income (loss)	$366,676	3.6%	$(529,963)	(6.8)%	$896,639	(169.2)%

Service revenues for the three months ended September 30, 2006 were $8,040,324 as compared to service revenues for the three months ended September 30, 2005 of $6,042,382, an increase of $1,997,942 or 33.1%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2006 and fiscal 2005. Our backlog at September 30, 2006 was $70.6 million compared to $55.2 million at September 30, 2005, an increase of 27.9%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.

Service revenues were generated from 100 clients encompassing 223 distinct projects for the three months ended September 30, 2006. This compares to 88 clients encompassing 194 distinct projects for the three months ended September 30, 2005. No one client accounted for more than 10% of service revenues for the three months ended September 30, 2006 or 2005. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

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

Cost of revenues for the three months ended September 30, 2006 was $7,115,423 as compared to cost of revenues for the three months ended September 30, 2005 of $6,208,387, an increase of $907,036 or 14.6%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the three months ended September 30, 2006 and consulting costs associated with project related revenues. Cost of revenues for the three months ended September 30, 2006 and three months ended September 30, 2005 were comprised of professional salaries and benefits, allocated overhead and pass-through costs, which includes fees paid to independent radiologists. We expect that our cost of revenues will continue to increase in fiscal 2006 as reimbursement revenues and service revenues increase.

The decrease in the cost of revenues as a percentage of total revenues to 69.0% for the three months ended September 30, 2006 from 80.1% for the three months ended September 30, 2005 is primarily due to the process improvement efforts resulting in a lower increase in cost of revenues as compared to the increase in service revenues. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

General and administrative expenses for the three months ended September 30, 2006 were $1,401,852 as compared to general and administrative expenses for the three months ended September 30, 2005 of $1,229,609, an increase of $172,243 or 14.0%. The increase is primarily due to an increase in consulting services. General and administrative expenses in each of the three months ended September 30, 2006 and 2005 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent, corporate insurance, and franchise capital stock tax. We expect that our general and administrative expenses will continue to increase due to a general increase in the fees associated with being a publicly traded company, including the cost of implementing Sarbanes-Oxley 404 internal controls.

The decrease in general and administrative expenses as a percentage of total revenues to 13.6% for the three months ended September 30, 2006 from 15.9% for the three months ended September 30, 2005 is primarily due to a greater increase in our total revenues.

Sales and marketing expenses for the three months ended September 30, 2006 were $1,358,641 as compared to sales and marketing expenses for the three months ended September 30, 2005 of $1,196,256, an increase of $162,385 or 13.6%. The increase is primarily due to an increase in marketing expenses and sales commissions in our Pharmaceutical Contract Services division. Sales and marketing expenses in each of the three months ended September 30, 2006 and September 30, 2005 were comprised of direct sales and marketing costs, professional salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2006 as we continue to expand our market presence in the United States and Europe.

The decrease in sales and marketing expenses as a percentage of total revenues to 13.2% for the three months ended September 30, 2006 from 15.4% for the three months ended September 30, 2005 is primarily due to a greater increase in our total revenues.

Net interest income for the three months ended September 30, 2006 was $136,750 as compared to net interest income for the three months ended September 30, 2005 of $28,592, an increase of $108,158 or 378.3%. This increase is primarily due to the interest earned on a higher cash balance and less interest expense paid on debt obligations during the three months ended September 30, 2006. Net interest income and expense for the three months ended September 30, 2006 and 2005 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations.

Income before income taxes was $566,758 for the three months ended September 30, 2006 and loss before income taxes was $855,278 for the three months ended September 30, 2005, an increase of $1,422,036 or 166.3%. The increase was due to greater service revenue while expenses increased at a slower rate due to our process improvement efforts.

We had an income tax provision of $200,082 for the three months ended September 30, 2006 as compared to an income tax benefit for the three months ended September 30, 2005 of $325,315, an increase of $525,397 or 161.5%. Our effective tax rate is approximately 37% for fiscal 2006 and 40% for fiscal 2005. The decrease in the effective tax rate is due to the mix of pre-tax income in the U.S. versus the Netherlands. The Netherlands has a lower corporate income tax rate.

Business Segments

We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 6 – Business Segments” to our Consolidated Financial Statements in this Form 10-Q. During the nine months ended September 30, 2006, we had CapMed segment sales of $230,177 and total costs and expenses of $1,422,084, consisting of $1,054,235 of sales and marketing expenses, $263,559 of general and administrative expenses and $104,291 of cost of revenues. During the three months ended September 30, 2006, we had CapMed segment sales of $20,030 and total costs and expenses of $387,571, consisting of $301,573 of sales and marketing expenses, $75,393 of general and administrative expenses and $10,606 of cost of revenues.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net cash provided by operating activities	$5,429,841	$1,780,451
Net cash used in investing activities	$(1,627,672)	$(1,522,310)
Net cash used in financing activities	$(646,446)	$(106,442)

At September 30, 2006, we had cash and cash equivalents of $13,709,391. Working capital at September 30, 2006 was $9,354,933.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $5,429,841 as compared to $1,780,451 for the nine months ended September 30, 2005. This increase is primarily due to the increase in our deferred revenue of $4,164,290 at September 30, 2006 from September 30, 2005.

Net cash used in investing activities for the nine months ended September 30, 2006 represents our investment in capitalized computer software costs and equipment. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2006 will be approximately $550,000. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations as well as capitalization of software costs.

Net cash used in financing activities for the nine months ended September 30, 2006 is primarily attributable to the payments under equipment lease obligations of $694,648.

The following table lists our cash contractual obligations as of September 30, 2006:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$731,113	$557,540	$173,573	$0	$0

Facility rent operating leases	$11,306,139	$1,418,665	$4,333,250	$5,554,224	$0

Employment agreements	$809,083	$377,000	$432,083	$0	$0

Total contractual cash obligations	$12,846,335	$2,353,205	$4,938,906	$5,554,224	$0

On May 17, 2005, we renewed and amended our agreement with Wachovia Bank, N.A. The renewed and amended agreement was for an unsecured committed line of credit of $5,000,000. Interest was payable at the LIBOR Market Index Rate plus 2.0%. The agreement required us, among other things, to maintain certain financial covenants. The committed line of credit matured June 30, 2006 and because of our cash balance at that time, we decided not to incur the expense associated with renewing the line, and therefore, did not renew the credit line.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.

In accordance with our current foreign exchange rate risk management policy, during the nine months ended September 30, 2006, we purchased two monthly Euro call options in the amount of 250,000 Euros each, with the first expiration on February 14, 2007 and the last expiration on March 14, 2007 with a strike price of 1.26 to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $0 and $14,077 for options purchased in the three and nine months ended September 30, 2006. During the nine months ended September 30, 2006, we exercised four Euro call options that expired in May, August and September 2006 since the strike price was lower than the current spot rate of the Euro. We mark-to-market unexpired options on a monthly basis and record the valuation difference to Accumulated Other Comprehensive (Loss)/Gain in the stockholders’ equity section of the Balance Sheet. We recorded an Accumulated Other Comprehensive (Loss)/Gain of $(24,187) and $53,387 in the stockholders’ equity section of the Balance Sheet for the three and nine months ended September 30, 2006 due to changes in the value of the derivatives. At September 30, 2006, we have $8,191 of Accumulated Other Comprehensive Loss. We recognized a loss in our Consolidated Statement of Operations of $7,800 and $37,926, for the three and nine months ended September 30, 2006, respectively due to premiums paid for options that expired without being exercised.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As of September 30, 2006, there have been no changes to such critical accounting policies and estimates, except for the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which establishes the financial accounting and reporting standards for stock-based compensation plans.

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

Foreign Currency Risk

Our financial statements are denominated in United States dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facility in the Netherlands, which are primarily EURO denominated. At September 30, 2006 and December 31, 2005, a 10% increase or decrease in the EURO to U.S. dollar spot exchange rate would result in a change of $98,557 and $60,000 to our net asset position at September 30, 2006 and December 31, 2005, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

We do hedge our foreign currency exposure. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses and were in a net asset position at September 30, 2006 and December 31, 2005. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner for the period covered by this report.

Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Novartis Pharmaceuticals, Inc., encompassing 14 projects represented 11.4% of our service revenues for the nine months ended September 30, 2006. No one client accounted for more than 10% of our service revenues for the nine months ended September 30, 2005. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $70.6 million at September 30, 2006 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on signed and verbally agreed to contracts.

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

Our business has expanded substantially in the past. Our continuing sales and marketing efforts have increased the number of projects under management from 194 in the third quarter of 2005 to 223 in the third quarter of 2006. Rapid expansion and future acquisitions could strain our operational, human and financial resources. If we fail to properly manage this expansion, our results of operations and financial condition might be adversely affected. In order to manage our expansion, we must:

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

During the third quarter of 2006, a small portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands which are primarily EURO denominated.

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

Our CapMed division had a loss from operations of $367,541 for the three months ended September 30, 2006 and a loss of operations of $1,191,907 for the nine months ended September 30, 2006. If our CapMed division continues to incur such losses, our businesses, results of operations and financial condition could be materially adversely affected.

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

As of September 30, 2006, we had the following capital structure:

Common stock outstanding	11,238,908

Common stock issuable upon:
Exercise of options which are outstanding	1,942,804
Exercise of options which have not been granted	712,716

Total common stock outstanding assuming exercise or conversion of all of the above	13,894,428

As of September 30, 2006, we had outstanding options to purchase 1,942,804 shares of common stock at exercise prices ranging from $0.63 to $7.03 per share (exercisable at a weighted average of $2.56 per share), of which 1,766,204 options were then exercisable. Exercise of our outstanding options into our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of September 30, 2006, we had 11,238,908 shares of our common stock issued and outstanding, all of which are currently freely tradable. On March 1, 2006, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 47% of the outstanding shares of common stock on a fully diluted as-converted to common stock basis at September 30, 2006, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The market has also experienced significant decreases in value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2006 and September 30, 2006, our common stock has traded at a low of $3.11 per share and a high of $4.83 per share.

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

BIO-IMAGING TECHNOLOGIES, INC.

DATE: November 14, 2006	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2006	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)