Form 10-K
period 2006-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2007-03-29
CIK 822418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 1-11182
BIO-IMAGING TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	11-2872047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

826 Newtown-Yardley Road, Newtown, Pennsylvania (Address of Principal Executive Offices)	18940-1721 (Zip Code)

(267) 757-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock $0.00025 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Check if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ☐     No: ☑

Check if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes: ☐     No: ☑

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑      No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Check if the Registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act of 1934.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes: ☐     No: ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $27,391,181 on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the average bid and asked prices on that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of February 28, 2007:

Class	Number of Shares

Common Stock, $.00025 par value	11,473,470

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

We are directing our marketing and sales efforts towards those clinical development areas that use medical imaging. These areas include oncology, musculoskeletal, central nervous system, neurovascular and cardiovascular, among others.

We have a European facility in Leiden, the Netherlands that provides centralized image processing services for our European clients. We manage our services for European-based clinical trials from this facility. Our European facility has similar processing and analysis capabilities as our United States headquarters.

In February 2007, we acquired 100% of the stock of Theralys S.A., referred to as Theralys, a privately held company located in Lyon, France. Theralys is an imaging core lab providing centralized blinded read services and customized image analysis services primarily in the field of central nervous system disorders and neurovascular diseases. Theralys’ proprietary image processing software enables the introduction of quantitative imaging markers in the design of clinical trials for Neurovascular and CNS disorders, which include stroke, secondary prevention drugs, multiple sclerosis and dementia, including Alzheimer’s disease. Theralys’ proprietary and validated software for clinical trials includes applications that enable the automated quantitation of various imaging parameters such as brain, white matter lesion and hippocampal volumes and MRI diffusion and perfusion.

In December 2004, we acquired 100% of the stock of Heart Core B.V., referred to as Heart Core, a privately held company located in Leiden, the Netherlands. Heart Core is a global provider of centralized imaging analysis services in the field of cardiovascular, pulmonary and orthopedic clinical research.

We were incorporated in Delaware in 1987 under the name Wise Ventures, Inc. Our name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of our principal executive offices is 826 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and our telephone number is 267-757-3000. Our Internet website is www.bioimaging.com. We also utilize the Internet website www.capmed.com for the CapMed division of our business. We make available on our Internet website all of our public filings with the Securities and Exchange Commission, or SEC. However, nothing on our Internet website is intended to be incorporated by reference into this Form 10-K or any other filing made by us with the SEC. The public may read or copy any filings Bio-Imaging, Technologies, Inc. files with the SEC at the SEC Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public can also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Medical image data are received by us from clinical trial sites, located throughout the world. We have developed procedures for data tracking and quality control that we believe to be of significant value to our clients. Our facilities contain specialized hardware and software for the digitization of films and translation of digital data, enabling data to be standardized, regardless of its source. We believe our ability to handle most commercially available image file formats is a valuable technical asset and an important competitive advantage in gaining new business from large global multi-center clinical trials.

We perform image analyses on client data using internally developed or specially configured software. We measure key indicators of drug efficacy in different organs and disease states. The results from image analysis derived in our facilities are transferred to databases that can be transmitted electronically to our clients or integrated directly into our Bio/ImageBasetm package for regulatory submission on our client’s behalf.

Information Management Services

Our information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials. We believe that our Computer Assisted Masked Reading systems, or CAMRtm systems, offer numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.

Using our CAMRtm systems, independent medical specialists can review medical image data from clinical trials in a digital format. The CAMRtm systems display all modalities of medical image data, regardless of source equipment. In addition, the systems display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients’ responses to therapy or to determine if patients qualify for studies. By using the CAMRtm systems to read and evaluate image data, medical specialists achieve greater reading speed than is possible with film and perform evaluations in a more objective, reproducible manner.

We have also developed remote CAMRtm systems, or rCAMRtm systems, that are located on the premises, either home or office, of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. Historically, the CAMRtm systems have been utilized to determine efficacy of the compounds being studied. More recently, clients are requesting us to provide rapid turn-around reads for inclusion/exclusion criteria. We believe that the rCAMRtm system is the optimal tool for this work because it allows us, at our client’s discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert’s office or home.

We have developed an image database software application, Bio/ImageBasetm, that enables our clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM or DVD disks, Bio/ImageBasetm allows clients and FDA medical reviewers to review medical images and related clinical data. We believe that Bio/ImageBasetm offers the potential to decrease review time, resulting in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices.

Our Bio/ImageBasetm software has been installed at client sites and on two “off-the-shelf” image reading and review computer systems at the FDA. We have been using our Bio/ImageBasetm software to submit medical images and related data to the FDA since mid-1993. In March 1996, Bio/ImageBasetm was cited in the FDA’s 1996 Computer-Assisted Product License Application Guidance Manual as an acceptable database for submission of imaging data.

CapMed Division

Our CapMed division includes the Personal Health Record software, or PHR, which is a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education or disease guidelines. CapMed also includes the Personal HealthKeytm that plugs into a computer’s USB port, allowing doctors and patients easy access to the patient’s medical record without the need for additional hardware or software, and it is password protected.

Other Services

We provide technical consulting in the evaluation of the sites that may participate in clinical trials. We also consult with clients regarding regulatory issues involved in the design, execution, analysis and submission of medical image data in clinical trials.

Target Markets

Our primary target market is comprised of pharmaceutical, biotechnology and medical device companies whose clinical development pipelines include drugs, biologics or devices that are typically evaluated by medical imaging methods. This global target market includes leading international pharmaceutical companies and biotechnology companies with products currently in the clinical development pipeline.

We focus our marketing on the following stages of clinical development:

Phase II — Clinical Trials

Phase II clinical trials are generally conducted over six months to two years and involve basic efficacy, safety and dose-range testing in approximately 50 to 400 patients suffering from the disease or condition under study. Such trials help determine the best effective dose, confirm that the drug works as expected and provide initial safety data.

Phase III — Clinical Trials

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

Phase IV — Post Approval Studies

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

In addition, our experience spans a wide range of therapeutic areas with a concentration in the following:

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

Central Nervous System and Neurovascular Therapeutics

Many pharmaceutical companies are developing drugs for treatment of neurovascular diseases and conditions of the central nervous system, referred to as CNS, such as multiple sclerosis, infectious diseases that target the CNS, stroke and Alzheimer’s disease. For many of these diseases, the diagnosis is largely dependent upon imaging, particularly MRI. We believe that the central nervous system clinical trials business may increase as more therapies progress through the research pipeline and as baby boomers continue to age, driving the demand for these products.

Cardiovascular Therapeutics

We provide our services to clients developing drugs and medical devices for the diagnosis and treatment of cardiovascular diseases and conditions that are evaluated with the aid of medical imaging. We offer various cardiovascular, quantitative, image-analysis services including: quantitative coronary angiography (QCA), cardiac MRI and CT, ultrasound, intravascular ultrasound (IVUS) and peripheral quantitative angiography (QVA). We have participated in numerous multinational trials for leading pharmaceutical, biotechnology and medical device companies throughout the world. In addition, as research continues to advance, our collective knowledge base of the underlying pathophysiology of cardiovascular disease will grow as well as the need for advanced imaging technology to be used in cardiovascular trials. For example, CT may be used to identify coronary calcifications, which are considered to be a predictor of cardiovascular risk. It follows that clinical trials involving therapeutic interventions targeting coronary calcifications will require imaging as an endpoint of efficacy.

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

Market Trends

We believe that a variety of favorable regulatory, technological and market trends may positively impact the demand for medical imaging management services, including:

•	FDA initiatives to streamline the regulatory submission and review process that are being implemented continue to have a beneficial impact on us. The FDA is investing in new information technology and is continuing the process of formulating and disseminating guidelines for standardizing the submission of electronic data, including medical images. We expect submission of image data to continue to be a requirement in key therapeutic and diagnostic areas for evaluating the effectiveness of a drug or imaging agent.

•	Consolidation, restructuring and downsizing in the pharmaceutical industry in response to downward pressure on certain pharmaceutical and biotechnology companies’ drug prices has resulted in increased outsourcing of certain research and development activities.

•	Overall, growth in pharmaceutical and biotechnology research and development spending is increasing. As a result, we believe that the outsourcing of development activities should like-wise increase.

•	New classes of drugs to treat conditions traditionally evaluated by imaging are entering or progressing through the clinical development pipeline, leading to increased demand for medical imaging-related services. In addition, we believe that digital technologies for data acquisition and management are penetrating the radiology community.

•	We believe that as pharmaceutical and biotechnology companies increasingly attempt to expand the market for new drugs by conducting clinical trials and pursuing regulatory approval in multiple countries simultaneously, contract service organizations with a global presence and expertise will continue to benefit.

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

Intellectual Property

Proprietary protection for our computer-imaging programs, processes and know-how is important to our business. We have developed certain technically derived procedures and computer software applications that are intended to increase the effectiveness and quality of our services. We rely upon patents, trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We have claimed trademark protection for Bio/ImageBasetm, CAMRtm, rCAMRtm, Intelligent Imagingtm and Personal Health Keytm. We hold patents for the two DEXA phantoms, titled Spine and Variable Composition Phantoms, which we sell to trial sites. We have a patent pending on our Personal Health Keytm. We have registered our Stylized Man Design with the U.S. Patent and Trademark Office. We cannot assure you that we can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others may not develop independently the same, similar or superior techniques. Although our intellectual property rights are important to the results of our operations, we believe that other factors, such as our independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to our clients.

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

The success of our business is dependent upon continued acceptance by the FDA and other regulatory authorities of the data and analyses generated by our services in connection with the evaluation of the safety and efficacy of new drugs and devices. The FDA has formal guidelines that encourage the use of surrogate measures, through submission of digital image data, for evaluation of drugs to treat life- threatening or debilitating conditions. We cannot assure you that the FDA or other regulatory authorities will accept the data or analyses generated by us in the future and, even assuming acceptance, we cannot assure you that the FDA or other regulatory authorities will require the application of imaging techniques to numbers of patients and over time periods substantially similar to those required of traditional safety and efficacy techniques.

Changes in the FDA’s policy for the evaluation of therapeutic oncology agents may have a positive impact on the time to market of such therapeutics. According to FDA guidelines, approval times for new cancer therapies can be shortened if evidence of tumor shrinkage is verifiable and demonstrable through the use of objective measurement techniques. These guidelines place greater reliance on the use of medical image data to demonstrate objective tumor shrinkage. In addition, the FDA has implemented guidelines aimed at accelerating other therapeutic categories through the use of imaging markers as surrogate endpoints for measuring therapeutic effectiveness. We believe the FDA’s initiatives to streamline and accelerate the submission and review process of therapeutic agents has had a favorable impact on our business.

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

Significant Clients

During fiscal 2006, contracts with one client, Novartis Pharmaceutical, Inc., which encompassed 14 projects, represented 10.9% of our service revenues for the year ended December 31, 2006, while for the year ended December 31, 2005, no one client accounted for 10% or more of our service revenues. These contracts are terminable by our client at any time and for any reason. The loss of this client, or a reduction in services provided to this client, would have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2006, we had 283 employees, four of whom are executive officers.

Of our employees, as of December 31, 2006, 26 were engaged in sales and marketing, 227 were engaged in client related projects and 30 were engaged in administration and management. A significant number of our management and professional employees have prior industry experience. We believe that we have been successful in attracting skilled and experienced personnel, however, it remains a competitive market for recruiting such personnel. Although all of our employees are covered by confidentiality and non-competition agreements, we cannot assure you that such agreements will be enforceable. As of February 28, 2007, we have employment agreements with two of our executive officers. See “Item 11. Executive Compensation”. We consider relations with our employees to be good.

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

The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts entitle us to receive all fees earned up to the time of termination. The loss of business from our client, Novartis Pharmaceutical, Inc., would have a material adverse effect on our financial condition.

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

During fiscal 2006, contracts with one client, Novartis Pharmaceutical, Inc., which encompassed 14 projects, represented 10.9% of our service revenues for the year ended December 31, 2006, while for the comparable period last year, no one client accounted for 10% or more of our service revenues for the year ended December 31, 2005. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $75.2 million at December 31, 2006 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

•	the variable size and duration of the projects (some are performed over several years);

•	the loss or delay of projects;

•	the change in the scope of work during the course of a project; and

•	the cancellation of such contracts by our clients.

Also, if clients delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, the historical relationship of backlog to revenues may not be indicative of future results.

We have experienced substantial expansion in the past, and if we fail to properly manage that expansion, our business may suffer.

Our business has expanded substantially in the past. Our continuing sales and marketing efforts have increased the number of projects under management from 270 in fiscal 2005 to 284 in fiscal 2006. In addition, we acquired Theralys in February 2007, HeartCore in December 2004 and CapMed in November 2003.

Rapid expansion, internally or through acquisitions, could strain our operational, human and financial resources. If we fail to properly manage this expansion, our results of operations and financial condition might be adversely affected. In order to manage our expansion, we must:

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

On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,731,257 Euros ($3,556,097 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,092,881) was paid in cash and 355,773 Euros ($463,216) was paid in 57,408 shares of our common stock. In addition to the aggregate purchase price, certain stockholders of Theralys received an aggregate of 36,000 shares of our common stock at an average price of $8.06885 per share.

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

In fiscal 2006, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands which are primarily Euro denominated.

Risks Related to Our Industry

Our failure to compete effectively in our industry could cause our revenues to decline.

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

Our CapMed division had a loss from operations of $1,554,564 in fiscal 2006. If our CapMed division continues to incur such losses, our businesses, results of operations and financial condition will be materially adversely affected.

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

The success of our business is dependent upon continued acceptance by the FDA and other regulatory authorities of the data and analyses generated by our services in connection with the evaluation of the safety and efficacy of new drugs and devices. The FDA has formal guidelines that encourage the use of “surrogate measures” through submission of digital image data, for evaluation of drugs to treat life-threatening or debilitating conditions. We cannot assure you that the FDA or other regulatory authorities will accept the data or analyses generated by us in the future and, even assuming acceptance, the FDA or other regulatory authorities may not require the application of imaging techniques to numbers of patients and over time periods substantially similar to those required of traditional safety and efficacy techniques. If the governmental agencies do not accept data and analyses generated by our services in connection with the evaluation of new drugs and devices, the need for our services would be eliminated or substantially reduced, and, as a result, our business, results of operations and financial condition could be materially adversely affected.

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

As of December 31, 2006, we had the following capital structure:

Common stock outstanding	11,309,550
Common stock issuable upon:
Exercise of options which are outstanding	1,870,662
Exercise of options which have not been granted	714,216
Total common stock outstanding assuming exercise or conversion of all of the above	13,894,428

As of December 31, 2006, we had outstanding options to purchase 1,870,662 shares of common stock at exercise prices ranging from $0.63 to $7.03 per share (exercisable at a weighted average of $2.61 per share), of which 1,690,362 options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of December 31, 2006, we had 11,309,550 shares of our common stock issued and outstanding, all of which are currently freely tradable. On March 1, 2006, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal circumstances of the sellers and other factors. Any sale of substantial amounts of our common stock or other securities in the open market may adversely affect the market price of the securities offered hereby and may adversely affect our ability to obtain future financing in the capital markets as well as create a potential market overhang.

There are a limited number of shareholders who have significant control over our common stock, allowing them to have significant influence over the outcome of all matters submitted to our stockholders for approval, which influence may conflict with our interests and the interests of our other stockholders.

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 34% of the outstanding shares of common stock and stock options that could have been converted to common stock at December 31, 2006, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2006 and December 31, 2006, our common stock has traded at a low of $3.11 per share and a high of $8.10 per share. Between January 1, 2007 and February 28, 2007, our common stock has traded at a low of $6.78 per share and a high of $9.40 per share.

Our common stock began trading on the NASDAQ Global Market, formerly called the NASDAQ National Market, on December 18, 2003 and has a limited trading market. We cannot assure that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

Certain provisions of our charter and Delaware law could make a takeover difficult and may prevent or frustrate attempts by our stockholders to replace or remove our management team.

We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued, and the remaining 1,750,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock unless the business combination is approved in a prescribed manner.

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

We lease 54,400 square feet of office space located in Newtown, Pennsylvania. This lease expires June 2010 and provides for a fixed base rent of $93,000 per month with an annual inflation increase. We lease 7,447 square feet of additional office space located in Newtown, Pennsylvania for $6,100 per month in base rent expiring November 2008. In addition, we lease 15,500 square feet of office space in Leiden, the Netherlands. This lease, denominated in Euro, expires in May 2008 and provides for a base rent of $30,500 per month, based upon the conversion rate as of December 31, 2006, with an annual inflation increase. We believe that these facilities will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the NASDAQ Global Market, formerly called the NASDAQ National Market, on December 18, 2003 under the symbol BITI. Prior to listing on the NASDAQ Global Market, our common stock was traded on the American Stock Exchange under the symbol BIT from February 25, 2003. Our common stock was quoted on the NASD OTC Bulletin Board under the symbol BITI prior to being listed on the American Stock Exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the NASDAQ Global Market for each of the quarters from the quarter ended March 31, 2005 through December 31, 2006. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common
	Stock
Quarter Ended	High	Low

March 31, 2005	5.51	2.59
June 30, 2005	3.15	2.49
September 30, 2005	3.55	2.72
December 31, 2005	3.29	2.10

March 31, 2006	4.73	3.11
June 30, 2006	4.83	3.80
September 30, 2006	4.54	3.51
December 31, 2006	8.10	4.03

As of February 28, 2007, the number of holders of record of our common stock was 93 and the approximate number of beneficial holders of our common stock was 1,700.

On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,731,257 Euros ($3,556,097 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,092,881) was paid in cash and 355,773 Euros ($463,216) was paid in 57,408 shares of our common stock. In addition to the aggregate purchase price, certain stockholders of Theralys received an aggregate of 36,000 shares of our common stock at an average price of $8.06885 per share.

On March 1, 2006, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, which was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

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

On November 9, 2005, our Compensation Committee of the Board of Directors recommended, and our Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of our common stock with an exercise price greater than $7.00 held by our current employees and executive officers (but excluding any options granted to members of our Board of Directors). These options were previously awarded to our employees on February 4, 2004, pursuant to the 2002 Stock Incentive Plan, and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock are subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.20.

The following table summarizes the options subject to acceleration:

	Aggregate Number of
	Shares Issuable
	Under Accelerated	Exercise Price
	Options	per Share	Date of Grant

Employees as a group (other than executive officers)	69,722	$7.03	February 4, 2004
Executive officers as a group	37,969	$7.03	February 4, 2004

The acceleration of vesting of these out-of-the money options is being undertaken primarily to eliminate any future compensation expense our company would otherwise recognize in its income statement with respect to these options with the implementation of the Financial Accounting Standard Board (FASB) statement “Share-Based Payment” (FAS 123R) effective for our company on January 1, 2006. We estimate this compensation expense, before tax, would be approximately $402,763 in aggregate future expenses based on calculations using the Black-Scholes methodology.

STOCK PRICE PERFORMANCE GRAPH

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “BITI”. The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the our common stock for the period from December 31, 2001 through December 31, 2006, with the cumulative total return of the NASDAQ U.S. Stock Index and the NASDAQ Health Services Index over the same period. The comparison assumes $100 was invested on December 31, 2001 in our common stock, in the NASDAQ U.S. Stock Index and in the NASDAQ Health Services Index and assumes reinvestment of dividends, if any.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2001	2002	2003	2004	2005	2006
Bio-Imaging Technologies, Inc.	$100.00	$169.23	$479.23	$421.54	$248.46	$620.00
NASDAQ U.S. Stock Index	$100.00	$69.14	$103.37	$112.49	$114.88	$126.23
NASDAQ Health Services	$100.00	$86.16	$131.76	$166.06	$228.23	$227.90

The foregoing Stock Price Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate if by reference into such filing.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data. This data is derived from our audited consolidated financial statements and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes included in this Form 10-K.

	For the Years Ended,
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data and number of employees)

OPERATIONS
Service revenue	$31,857	$23,712	$25,069	$21,748	$17,190
Total revenue	$40,519	$30,486	$29,691	$25,211	$20,879
Income (loss) from operations	1,115	(4,335)	1,604	2,198	1,551
Net income (loss)	1,004	(2,545)	949	2,338	1,140
Basic earnings (loss) per share	0.09	(0.23)	0.09	0.25	0.14
Diluted earnings (loss) per share	0.08	(0.23)	0.08	0.22	0.12
FINANCIAL POSITION
Cash, cash equivalents	$16,166	$10,554	$9,650	$13,289	$2,563
Working capital	10,219	8,055	13,121	12,966	1,442
Total assets	34,108	28,791	28,374	25,907	11,440
Long-term debt	97	551	907	771	1,379
Stockholders’ equity	18,842	17,197	19,518	17,426	3,619
OTHER DATA
Purchases of property and equipment	$2,232	$1,871	$1,849	$1,641	$992
Depreciation and amortization	2,035	2,312	1,760	1,076	738
Number of employees (not audited)	283	264	269	223	175
Weighted average shares used in computing:
Basic earnings (loss) per share	11,219	11,114	10,812	9,276	8,361
Diluted earnings (loss) per share	12,364	11,114	12,229	10,849	9,828

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically ranged from three to twelve months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our service revenues will remain at levels sufficient to maintain profitability. Service revenues were generated from 128 clients encompassing 284 distinct projects for fiscal 2006. This compares to 115 clients encompassing 270 distinct projects for fiscal 2005.

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $75.2 million as of December 31, 2006. This compares to $58.4 million as of December 31, 2005, an increase of 28.8%. This increase is primarily due to our sales and marketing efforts for fiscal 2006 and an overall market growth for medical-imaging related services for clinical trials. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than three months to seven years. We believe that our backlog assists our management as an indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

We believe that demand for our services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. We also believe that there is a growing recognition within the bio-pharmaceutical industry of the advantages in using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data and this may lead to a growth in our market share for these services. The FDA is also requiring more robust studies and additional data for clinical trials. In addition, the FDA continues to develop sophisticated guidelines for computerized submission of clinical trial data, including medical images. Furthermore, we believe that the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data from a large number of imaging sources. These studies require processing, analysis, data management and submission services best handled by vendors with scalable logistical capabilities and extensive experience working with research facilities worldwide. However, due to several factors, including, without limitation, competition from commercial competitors and academic research centers and the risk of project cancellations, slowing of patient enrollment in on-going studies or delay of future project awards, among others, we cannot assure you that demand for our services and technologies will grow, sustain growth, or that additional revenue generating opportunities will be realized by us.

CapMed Division

Our CapMed division offers the Personal Health Record software, referred to as PHR, and the patent-pending Personal HealthKeytm technology. The PHR is a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The Personal HealthKeytm plugs into a computer’s USB port, allowing doctors and patients easy access to the patient’s medical record without the need for additional hardware or software, and it is password protected.

We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKeytm products. We believe that continued emphasis on improving patient care and reducing cost will contribute to the growth of the personal electronic medical records market. CapMed continues to progress towards the completion of its dot-net conversion and development of its web portal strategy, which includes a web-based PHR. Once completed, our customers will have the choice of managing their health through an on-line PHR, from their desktop PC or from our patent-pending USB Healthkey, which we believe will further enhance value in the marketplace and reduce the lengthy sales cycle typical in this space. We continue to be encouraged by the long-term prospects for this division although the adoption rate has been slower than anticipated.

Forward Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; growth potential for our CapMed division; the demand for our services and technologies; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions and the integration of current acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-K and expressed from time to time in our filings with the SEC, as well as the risk factors set forth in this Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

We enter into contracts that contain fixed or determinable fees.  The fees in the contracts are based on the scope of work we are contracted to perform. There are unitized fees per service and fixed fees with a total estimated for the contract based upon the estimated unitized service expected to be performed, as well as the service to be delivered under the fixed fee component of the contract. The units are estimated based on the information provided by the customer, and we bill the customer for actual units completed in accordance with the terms of the contract. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date.

Long-lived Assets, Intangibles and Goodwill.  Management annually evaluates the net realizable value of long-lived assets, including property and equipment, intangibles and goodwill relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. If these factors indicate that the carrying value of a long lived asset exceeds the net realizable value, the Company will record an impairment and reduce the carrying value of the asset to the net realizable value.

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

Income Taxes.  We evaluate the need to record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, we consider our future taxable income and on-going prudent and feasible tax planning strategies. In the event that we were to determine that, in the future, we would be able to realize our deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should we determine that it is more likely than not that we will be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made. We recognize contingent liabilities for any tax related exposures when those exposures are both probable and estimable.

Derivatives.  We use derivative financial instruments to reduce the risk caused by interest rate fluctuations. The derivative instruments are not held for trading purposes. Derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivative instruments as either assets or liabilities in our balance sheet and measure them at fair value. If designated as a cash flow hedge, the corresponding changes in fair value are recorded in stockholders equity (as a component of comprehensive income/expense).

Stock-based compensation costs.  Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires considerable judgment. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If the actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.

Foreign Currency Risks

Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facility in the Netherlands, which are primarily Euro denominated. At December 31, 2006 and December 31, 2005, a 10% increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $41,600 and $60,000 to our net asset position, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

We do hedge our foreign currency exposure. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses and were in a net asset position at December 31, 2006 and December 31, 2005. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

Results of Operations

The results of operations for our CapMed segment is not material to the trend of the our financials and therefore, the results of operations discussed below includes both our Pharmaceutical Contract Services and CapMed segments.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005.

		% of		% of
		Total		Total		%
	2006	Revenue	2005	Revenue	$ Change	Change

Service revenues	$31,856,558	78.6%	$23,712,141	77.8%	$8,144,417	34.3%
Reimbursement revenues	8,662,235	21.4%	6,773,500	22.2%	1,888,735	27.9%

Total revenues	40,518,793	100.0%	30,485,641	100.0%	10,033,152	32.9%

Cost and expenses:
Cost of revenues	28,156,579	69.5%	25,087,575	82.3%	3,069,004	12.2%
General and administrative expenses	5,507,518	13.6%	4,960,378	16.3%	547,140	11.0%
Sales and marketing expenses	5,739,303	14.2%	4,772,223	15.7%	967,080	20.3%

Total cost and expenses	39,403,400	97.2%	34,820,176	114.2%	4,583,224	13.2%

Income (loss) from operations	1,115,393	2.8%	(4,334,535)	(14.2)%	5,449,928	(125.7)%
Interest income	559,816	1.4%	189,609	0.6%	370,207	195.2%
Interest expense	(56,338)	(0.1)%	(106,287)	(0.3)%	49,949	(47.0)%

Income (loss) before income tax	1,618,871	4.0%	(4,251,213)	(13.9)%	5,870,084	(138.1)%
Income tax provision (benefit)	614,772	1.5%	(1,705,841)	(5.6)%	2,320,613	(136.0)%

Net income (loss)	$1,004,099	2.5%	$(2,545,372)	(8.3)%	$3,549,471	(139.4)%

Service revenues were $31,856,558 for fiscal 2006 and $23,712,141 for fiscal 2005, an increase of $8,144,417, or 34.3%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2005 and 2006. Our backlog at December 31, 2006 increased to $75.2 million from $58.4 million at December 31, 2005, an increase of 28.8%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards. Service revenues were generated from 128 clients encompassing 284 distinct projects for fiscal 2006. This compares to 115 clients encompassing 270 distinct projects for fiscal 2005. Contracts with one client, Novartis Pharmaceutical, Inc., which encompassed 14 projects, represented 10.9% of our service revenues for the year ended December 31, 2006, while no one client accounted for 10% or more of our service revenues for the year ended December 31, 2005. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time, and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in Reimbursement Revenue and Cost of Revenues.

Cost of revenues was $28,156,579 for fiscal 2006 and $25,087,575 for fiscal 2005, an increase of $3,069,004, or 12.2%. Cost of revenues for fiscal 2006 and 2005 was comprised of professional salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily due to the increase in reimbursement costs for fiscal 2006 and consulting costs associated with project related revenues. The decrease in cost of revenues as a percentage of total revenues to 69.5% for fiscal 2006 from 82.3% for fiscal 2005 is primarily attributable to the reduced revenue in 2005 as a result of the contract cancellations in 2004 and process improvement efforts during fiscal 2006. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2007 as reimbursement revenues and service revenues increase.

General and administrative expenses were $5,507,518 for fiscal 2006 and $4,960,378 for fiscal 2005, an increase of $547,140, or 11.0%. General and administrative expenses in fiscal 2006 and 2005 consisted primarily of salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expense will increase in 2007 due to anticipated additional expenditures for compliance with the Sarbanes-Oxley Act of 2002. The decrease in general and administrative expenses as a percentage of total revenues to 13.6% for fiscal 2006 from 16.3% for fiscal 2005 is primarily due to a greater increase in our total revenues for fiscal 2006.

Sales and marketing expenses were $5,739,303 for fiscal 2006 and $4,772,223 for fiscal 2005, an increase of $967,080, or 20.3%. Sales and marketing expenses in fiscal 2006 and 2005 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is due to an increase associated with our CapMed division of $349,000, $135,000 in expenses associated with tradeshow appearances and $479,000 in personnel costs and sales commissions due to the increase in contract signings for fiscal 2006 as compared to fiscal 2005. We expect that sales and marketing expenses will increase in fiscal 2007 as we continue to expand our market presence in the United States and Europe. The decrease in sales and marketing expenses as a percentage of total revenues to 14.2% for fiscal 2006 from 15.7% for fiscal 2005 is primarily due to a greater increase in our total revenues for fiscal 2006.

Net interest income was $503,478 for fiscal 2006 and net interest income was $83,322 for fiscal 2005, an increase of $420,156, or 504.3%. This increase is primarily due to a higher investable cash balances and higher interest rates on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for 2006 and 2005 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Interest income may decrease in fiscal 2007 if we utilize cash for acquisitions.

Income before income taxes was $1,618,871 for fiscal 2006, and we had a loss before income tax of $4,251,213 for fiscal 2005, an increase of $5,870,084 or 138.1%. The increase was due to the reduction of $5,449,928 of operating loss from the prior year from greater service revenue while expenses increased at a slower rate due to our process improvement efforts during fiscal 2006.

Our income tax provision for fiscal 2006 was $614,772 versus an income tax benefit for fiscal 2005 of $1,705,841. The income tax benefit in fiscal 2005 resulted from recording a deferred tax benefit for the future tax savings anticipated from using the net operating loss carryforwards available at December 31, 2005. Our effective tax rate is approximately 37.4% for fiscal 2006 and 40% for fiscal 2005. The decrease in the effective tax rate is due to the mix of pre-tax income in the U.S. versus the Netherlands, which has a lower corporate income tax rate.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004.

		% of		% of
		Total		Total		%
	2005	Revenue	2004	Revenue	$ Change	Change

Service revenues	$23,712,141	77.8%	$25,068,670	84.4%	$(1,356,529)	(5.4)%
Reimbursement revenues	6,773,500	22.2%	4,622,105	15.6%	2,151,395	46.5%

Total revenues	30,485,641	100.0%	29,690,775	100.0%	794,866	2.7%

Cost and expenses:
Cost of revenues	25,087,575	82.3%	20,451,633	68.9%	4,635,942	22.7%
General and administrative expenses	4,960,378	16.3%	4,452,535	15.0%	507,843	11.4%
Sales and marketing expenses	4,772,223	15.7%	3,182,125	10.7%	1,590,098	50.0%

Total cost and expenses	34,820,176	114.2%	28,086,293	94.6%	6,733,883	24.0%

Income (loss) from operations	(4,334,535)	(14.2)%	1,604,482	5.4%	(5,939,017)	(370.2)%
Interest income	189,609	0.6%	132,273	0.4%	57,336	43.3%
Interest expense	(106,287)	(0.3)%	(129,409)	(0.4)%	23,122	(17.9)%

Income (loss) before income tax	(4,251,213)	(13.9)%	1,607,346	5.4%	(5,858,559)	(364.5)%
Income tax (benefit) provision	(1,705,841)	(5.6)%	658,434	2.2%	(2,364,275)	(359.1)%

Net income (loss)	$(2,545,372)	(8.3)%	$948,912	3.2%	$(3,494,284)	(368.2)%

Service revenues were $23,712,141 for fiscal 2005 and $25,068,670 for fiscal 2004, a decrease of $1,356,529, or 5.4%. The decrease in service revenues was due to a significantly higher than historical norm cancellation rate in the fourth quarter of fiscal 2004, which resulted in a loss of revenue from anticipated projects for fiscal 2005. The cancellations were the result of sponsors halting studies for clinical or strategic considerations. Our backlog at December 31, 2005 increased to $58.4 million from $38.5 million at December 31, 2004, an increase of 52%. Service revenues were generated from 115 clients encompassing 270 distinct projects for fiscal 2005. This compares to 84 clients encompassing 224 distinct projects for fiscal 2004. No one client accounted for 10% or more of our service revenues for fiscal 2005, while for the comparable period last year, one client, Novartis Pharmaceuticals Corp., encompassing 18 distinct projects represented 10.4% of our service revenues. No other client accounted for more than 10% of service revenues in fiscal year 2004.

Cost of revenues was $25,087,575 for fiscal 2005 and $20,451,633 for fiscal 2004, an increase of $4,635,942, or 22.7%. Cost of revenues for fiscal 2005 and 2004 was comprised of salaries and benefits, allocated overhead and pass-through costs. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for fiscal 2005 of $2,151,395 and an increase of $1,900,000 attributable to the expansion of our European facility to expand our global capabilities and further develop our therapeutic expertise in the cardiovascular area, including the additional personnel and costs from the Heart Core acquisition, which occurred on December 10, 2004. The increase in cost of revenues as a percentage of total revenues to 82.2% for fiscal 2005 from 68.9% for fiscal 2004 is primarily attributable to the increase in reimbursement revenue, lower service revenues for fiscal 2005 due to cancellations from the fourth quarter of 2004 and the increase in cost from the expansion of our European facility.

General and administrative expenses were $4,960,378 for fiscal 2005 and $4,452,535 for fiscal 2004, an increase of $507,843, or 11.4%. General and administrative expenses in fiscal 2005 and 2004 consisted primarily of salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase is primarily due to an increase in professional and consulting services.

The increase in general and administrative expenses as a percentage of total revenues to 16.3% for fiscal 2005 from 15.0% for fiscal 2004 is primarily due to an increase in professional and consulting services.

Sales and marketing expenses were $4,772,223 for fiscal 2005 and $3,182,125 for fiscal 2004, an increase of $1,590,098, or 50.0%. Sales and marketing expenses in fiscal 2005 and 2004 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is due to an increase associated with our CapMed division of $610,000, $207,000 in fees and expenses associated with our Scientific Advisory Board and $765,000 of other sales and marketing expenses, including an increase of $322,000 in personnel costs and sales commissions due to the increase in contract signings for fiscal 2005 as compared to fiscal 2004.

The increase in sales and marketing expenses as a percentage of total revenues to 15.7% for fiscal 2005 from 10.7% for fiscal 2004 is primarily due to increased expenses associated with our CapMed division and Scientific Advisory Board and an increase in personnel.

Net interest income was $83,322 for fiscal 2005 and net interest income was $2,864 for fiscal 2004, an increase of $80,458, or 2,809.3%. This increase is primarily due to the payment of the promissory note issued by us to Quintiles, Inc., referred to as the Quintiles Note, in November 2004, and, therefore, we did not incur this interest expense for fiscal 2005. Net interest income and expense for 2005 and 2004 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Net interest income and expense for fiscal 2004 also included interest expense incurred on the Quintiles Note.

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

Liquidity and Capital Resources

	2006	2005

Net cash provided by operating activities	$8,528,685	$3,118,144
Net cash used in investing activities	$(2,232,461)	$(1,870,978)
Net cash used in financing activities	$(683,628)	$(343,638)

At December 31, 2006, we had cash and cash equivalents of $16,166,264. Working capital at December 31, 2006 was $10,218,505 as compared to working capital at December 31, 2005 of $8,055,374.

Net cash provided by operating activities for fiscal 2006 was $8,528,685 as compared to net cash provided by operating activities of $3,118,144 for fiscal 2005. This increase is primarily due to the net collection of our accounts receivable of $1,050,597 during fiscal 2006 and from the increase in our deferred revenue of $3,196,192 at December 31, 2006 from December 31, 2005 due to advance deposits received from our clients for new contract signings. In addition, we had a net income of $1,004,099 for fiscal 2006.

Net cash used in investing activities primarily represents our investment in capital and leasehold improvements of $2,232,461. We currently anticipate that capital expenditures for fiscal 2007 will be approximately $2.5 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both the United States and European operations as well as capitalization of software costs.

Net cash used in financing activities is primarily attributable to payments on capital leases of $874,267.

The following table lists our cash contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligations	$731,113	$634,077	$97,036	$—	$—
Facility rent operating leases	$4,538,640	$1,425,461	$2,501,098	$612,081	$—
Employment agreements	$678,833	$323,000	$355,833	$—	$—

Total contractual cash obligations	$5,948,586	$2,382,538	$2,953,967	$612,081	$—

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

On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, SA, referred to as Theralys, a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,731,257 Euros ($3,556,097 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,092,881) was paid in cash and 355,773 Euros ($463,216) was paid in 57,408 shares of our common stock. In addition to the aggregate purchase price, certain stockholders of Theralys received an aggregate of 36,000 shares of our common stock at an average price of $8.06885 per share.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons.

We anticipate that our existing capital resources together with cash flow from operations will be sufficient to meet our foreseeable cash needs. However, we cannot assure you that our operating results will continue to achieve profitability on an annual basis in the future. The inherent operational risks associated with:

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

Our fiscal year 2007 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next 12 months and the foreseeable future.

Recently Issued Accounting Statements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of its adoption on its consolidated financial statements.

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

Existing Contracts

As of December 31, 2006, we had entered into agreements with 79 companies, encompassing 179 projects, to provide services in the aggregate amount of $134.7 million through April 2013, of which services valued at $75.2 million remain to be completed. Such contracts are subject to termination by us or our clients at any time or for any reason. In addition, clients’ clinical trials or other projects are subject to timing and scope changes. Therefore, total service revenue generated by us during the life of these contracts may be less than initial contract values.

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

Foreign Currency Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
And Stockholders of
Bio-Imaging Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

March 29, 2007

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$16,166,264	$10,553,668
Accounts receivable, net of allowance for doubtful accounts of $14,000 and $3,295, respectively	5,564,748	6,631,477
Prepaid expenses and other current assets	1,237,405	991,840
Deferred income taxes	2,210,800	715,217

Total current assets	25,179,217	18,892,202
Property and equipment, net	5,908,281	5,108,693
Intangibles and goodwill	2,227,438	2,518,812
Deferred income taxes	272,954	1,844,171
Other assets	519,821	427,055

Total Assets	$34,107,711	$28,790,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,720,481	$1,680,922
Accrued expenses and other current liabilities	3,334,554	2,026,612
Deferred revenue	9,451,219	6,255,027
Current maturities of capital lease obligations	454,458	874,267

Total current liabilities	14,960,712	10,836,828
Long-term capital lease obligations	97,036	551,494
Other liability	208,208	205,787

Total liabilities	15,265,956	11,594,109

Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at December 31, 2006 and 2005	—	—
Common stock — $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,309,550 and 11,167,737 shares at December 31, 2006 and 2005, respectively	2,827	2,792
Additional paid-in capital	22,864,390	22,302,328
Accumulated deficit	(4,042,619)	(5,046,718)
Accumulated other comprehensive gain (loss)	17,157	(61,578)

Stockholders’ equity	18,841,755	17,196,824

Total liabilities and stockholders’ equity	$34,107,711	$28,790,933

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2006	2005	2004

Service revenues	$31,856,558	$23,712,141	$25,068,670
Reimbursement revenues	8,662,235	6,773,500	4,622,105

Total revenues	40,518,793	30,485,641	29,690,775

Cost and expenses:
Cost of revenues	28,156,579	25,087,575	20,451,633
General and administrative expenses	5,507,518	4,960,378	4,452,535
Sales and marketing expenses	5,739,303	4,772,223	3,182,125

Total cost and expenses	39,403,400	34,820,176	28,086,293

Income (loss) from operations	1,115,393	(4,334,535)	1,604,482
Interest income	559,816	189,609	132,273
Interest expense	(56,338)	(106,287)	(129,409)

Income (loss) before income tax	1,618,871	(4,251,213)	1,607,346
Income tax provision (benefit)	614,772	(1,705,841)	658,434

Net income (loss)	$1,004,099	$(2,545,372)	$948,912

Basic earnings (loss) per common share	$0.09	$(0.23)	$0.09

Weighted average number of common shares	11,219,283	11,114,483	10,812,185

Diluted earnings (loss) per common share	$0.08	$(0.23)	$0.08

Weighted average number of dilutive common equivalent shares	12,364,041	11,114,483	12,228,746

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Accumulated	Gain	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2003	10,710,481	$2,678	$20,873,968	$(3,450,258)	$—	$17,426,388
Stock options exercised	140,986	35	129,625	—	—	129,660
Shares issued for acquisition	175,853	44	847,831	—	—	847,875
Tax benefit on exercise of stock options	—	—	164,807	—	—	164,807
Net income	—	—	—	948,912	—	948,912

Balance at December 31, 2004	11,027,320	2,757	22,016,231	(2,501,346)	—	19,517,642
Stock options exercised	110,417	28	93,265	—	—	93,293
Restricted shares issued	30,000	7	42,245	—	—	42,252
Stock based compensation	—	—	70,587	—	—	70,587
Tax benefit on exercise of stock options	—	—	80,000	—	—	80,000
Unrealized loss on foreign currency options	—	—	—	—	(61,578)	(61,578)
Net loss	—	—	—	(2,545,372)	—	(2,545,372)

Balance at December 31, 2005	11,167,737	2,792	22,302,328	(5,046,718)	(61,578)	17,196,824
Stock options exercised	126,963	32	153,254	—	—	153,286
Restricted shares issued	14,850	3	(5,132)	—	—	(5,129)
Stock based compensation	—	—	362,510	—	—	362,510
Tax benefit on exercise of stock options	—	—	51,430	—	—	51,430
Unrealized gain on foreign currency options	—	—	—	—	78,735	78,735
Net income	—	—	—	1,004,099		1,004,099

Balance at December 31, 2006	11,309,550	$2,827	$22,864,390	$(4,042,619)	$17,157	$18,841,755

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$1,004,099	$(2,545,372)	$948,912
Adjustments to reconcile net income (loss) to net cash provided by Operating activities, net of acquisition:
Depreciation and amortization	2,035,096	2,311,853	1,759,789
Provision (benefit) for deferred income taxes	24,203	(1,817,041)	364,648
Sales leaseback deferred gains	—	16,518	34,018
Bad debt benefit (provision)	16,132	(10,872)	(12,654)
Non-cash stock based compensation expense	357,381	71,729	13,704
Loss on foreign currency options	81,513	29,100	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,050,597	1,337,131	(3,155,821)
Increase in prepaid expenses and other current assets	(234,266)	(91,796)	(334,663)
(Increase) decrease in other assets	(92,766)	(108,835)	82,034
(Decrease) increase in accounts payable	(271,290)	411,067	284,857
Increase (decrease) in accrued expenses and other current liabilities	1,359,373	262,159	(297,372)
Increase in deferred revenue	3,196,192	3,178,397	6,272
Increase in other liabilities	2,421	74,106	23,334

Net cash provided by (used in) operating activities	8,528,685	3,118,144	(282,942)

Cash flows used in investing activities:
Purchases of property and equipment	(2,232,461)	(1,870,978)	(1,848,927)
Net cash paid for acquisitions	—	—	(1,213,411)

Net cash used in investing activities	(2,232,461)	(1,870,978)	(3,062,338)

Cash flows from financing activities:
Payments under equipment lease obligations	(874,267)	(825,778)	(659,513)
Payments under promissory note	—	—	(666,666)
Premiums paid for foreign currency options	(14,077)	(118,032)	—
Proceeds from exercise of stock options	153,286	93,300	129,660
Excess tax benefit related to stock options	51,430	—	—
Proceeds from sales leaseback	—	506,872	902,486

Net cash used in financing activities	(683,628)	(343,638)	(294,033)

Net increase (decrease) in cash and cash equivalents	5,612,596	903,528	(3,639,313)
Cash and cash equivalents at beginning of period	10,553,668	9,650,140	13,289,453

Cash and cash equivalents at end of period	$16,166,264	$10,553,668	$9,650,140

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$56,338	$106,287	$129,409
Cash paid during the period for income taxes	$97,625	$228,169	$270,225
Supplemental schedule of noncash investing and financing activities:
Equipment purchases under capital lease obligations	$—	$622,531	$902,486

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Bio-Imaging Technologies, Inc. and Subsidiaries (“Bio-Imaging” or the “Company”) is a pharmaceutical contract services organization, operating in two business segments, the pharmaceutical services division and the CapMed division. The pharmaceutical services division provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The Company specializes in assisting its clients in the design and management of the medical-imaging component of clinical trials for all modalities which consist of computerized tomography (“CT”), magnetic resonance imaging (“MRI”), x-rays, dual energy x-ray absorptiometry (“DEXA”), positron emission tomography (“PET”), single photon emission computerized tomography (“SPECT”), quantitative coronary angiography (“QCA”), cardiac MRI and CT, intravascular ultrasound (“IVUS”), peripheral quantitative angiography (“QVA”) and ultrasound. The Company provides services which include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text. The Company’s CapMed division includes the Personal Health Record (“PHR”) software and the patent-pending Personal HealthKeytm technology. The PHR is a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The Personal HealthKeytm plugs into a computer’s USB port, allowing doctors and patients easy access to the patient’s medical record without the need for additional hardware or software, and it is password protected.

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

The Company has a standby letter of credit which approximated $166,000 at December 31, 2006 and 2005. This letter of credit represents an irrevocable guarantee to fulfill the office facilities operating lease obligation.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31,
	2006	2005

Billed trade accounts receivable	$4,781,682	$5,030,642
Unbilled trade accounts receivable	771,818	1,600,155
Employee receivables	11,248	3,975

Total receivables	$5,564,748	$6,634,772

Allowance Rollforward:
Balance at January 1, 2005	$14,167
Additions	10,155
Recoveries	(21,027)

Balance at December 31, 2005	3,295
Additions	14,000
Recoveries	(3,295)

Balance at December 31, 2006	$14,000

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

Capitalized Software Development

The Company capitalizes development costs for a software project once the preliminary project stage is completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. The Company capitalized software development costs of $1,518,684 and $849,044 for the year ended December 31, 2006, and 2005 respectively. Amortization expense related to capitalized computer software costs

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounted to $357,281, $311,458, and $196,257 at December 31, 2006, 2005, and 2004 respectively. Capitalized software development costs are included as a component of property and equipment.

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

The computation of basic earnings per common share and diluted earnings per common share is as follows:

	For the Year Ended December 31,
	2006	2005	2004

Net income (loss) — basic	$1,004,099	$(2,545,372)	$948,912
Interest expense on convertible note	—	—	27,336

Net income (loss) — diluted	1,004,099	(2,545,372)	976,248

Denominator — basic:
Weighted average number of common shares	11,219,283	11,114,483	10,812,185

Basic earnings (loss) per common share	$0.09	$(0.23)	$0.09

Denominator — diluted:
Weighted average number of common shares	11,219,283	11,114,483	10,812,185
Common share equivalents of outstanding stock options	967,896	—	1,284,894
Common share equivalents of unrecognized compensation expense	176,862	—	—
Common share equivalents related to the convertible promissory note	—	—	131,667

Weighted average number of dilutive common equivalent shares	12,364,041	11,114,483	12,228,746

Diluted earnings (loss) per common share	$0.08	$(0.23)	$0.08

For the year ended December 31, 2005, options to purchase 1,360,358 shares of the Company’s Common Stock have been excluded from the calculation of diluted earnings per common share as they were antidilutive.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, we excluded options to purchase 412,450 and 205,900 shares of our common stock for the twelve months ended December 31, 2006 and 2004, respectively, since they were out-of-the-money and antidilutive.

Derivatives

The Company uses derivative financial instruments to reduce the risk caused by interest rate fluctuations. The derivative instruments are not held for trading purposes. Derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. If designated as a cash flow hedge, the corresponding changes in fair value are recorded in stockholders equity (as a component of comprehensive income/expense).

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. This interpretation also provides guidance on other topics related to accounting for income tax assets and liabilities, interest and penalties associated with tax positions and income taxes in interim periods as well as income tax disclosures. This interpretation is effective as of January 1, 2007. The Company is currently evaluating FIN 48 and the related impact on its financial position and results of operations.

2.	Acquisitions

On December 10, 2004, the Company acquired 100% of the stock of Heart Core B.V. (“Heart Core”), a privately held company located in Leiden, the Netherlands. Heart Core provides centralized imaging analysis services in the field of cardiovascular, pulmonary and orthopedic clinical research. In connection with the Heart Core acquisition, the Company paid total consideration of $2,258,025, consisting of $1,410,150 and 175,853 shares of the Company’s common stock. $1,269,135 and 158,268 shares of common stock were issued directly to the sellers, and $141,015 and 17,585 shares of common stock were issued to an escrow agent pursuant to the terms of the acquisition. The escrow is being held as security for the payment of any unknown claims and will be released in December 2007. The Company also incurred acquisition costs of $275,319.

The following unaudited consolidated pro forma information has been prepared assuming Heart Core was acquired as of January 1, 2004, with pro forma adjustments for interest expense and income taxes. The pro forma information is presented for informational purposes only and is not indicative of what would have occurred if the Heart Core acquisition had been made on January 1, 2004.

2004

Total revenue	$30,715,877
Net income	$1,051,519
Basic earnings per share	$0.10
Diluted earnings per share	$0.09

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,		Estimated
	2006	2005	Useful Life

Equipment	$5,412,801	$4,772,557	5 years
Equipment under capital leases	4,332,486	4,332,486	5 years
Furniture and fixtures	744,501	710,434	7 years
Leasehold improvements	708,826	557,939	5 years
Computer software costs	4,317,828	2,600,954	5 years

	15,516,442	12,974,370
Less: Accumulated depreciation and amortization	(9,608,161)	(7,865,677)

Property and equipment, net	$5,908,281	$5,108,693

Accumulated depreciation related to equipment acquired under capital leases amounted to $3,056,588, $2,389,076, and $1,677,758 at December 31, 2006, 2005 and 2004, respectively. Accumulated amortization related to capitalized computer software costs amounted to $904,984, $547,704, and $236,246 at December 31, 2006, 2005 and 2004, respectively. Depreciation expense for the year ended December 31, 2006, 2005 and 2004 were $1,742,484, $1,963,242, and $1,552,000, respectively.

4.	Intangible Assets

Included in other assets, the following is the acquired intangible assets:

	December 31,		Estimated
	2006	2005	Useful Life

Amortized intangible assets:
Technology	$406,502	$406,502	5 years
Trademarks	372,130	372,130	5 years
Customer backlog	165,900	165,900	3 years
Non-competition agreement	175,190	175,190	3 years
Non-competition agreement	76,953	76,953	2 years

	1,196,675	1,196,675
Accumulated amortization	(842,943)	(550,330)

	$353,732	$646,345

Unamortized intangible assets:
Goodwill	$1,872,467	$1,872,467

The Company has evaluated the goodwill and has determined that there is no impairment of the values at December 31, 2006. Amortization expense for the year ended December 31, 2006, 2005 and 2004 were $292,612, $332,343 and $201,802, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future amortization of the intangible assets is as follows:

Year Ending
December 31,
2006

2007	$210,983
2008	142,749
2009	—
2010	—
2011	—
Thereafter	—

$353,732

5.	Accrued Expenses

Accrued expenses and other current liabilities at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005

Accrued compensation	$1,825,330	$1,538,192
Accrued consulting fees	75,932	63,025
Accrued income taxes	435,576	125,214
Accrued other	997,716	300,181

	$3,334,554	$2,026,612

6.	Capital Lease Obligations

Capital lease obligations consist of equipment lease obligations at December 31, 2006 and 2005. The equipment lease obligations are payable in monthly installments ranging from $400 to $15,614 for 2006 and from $400 to $24,957 for 2005. I Interest rates range from 5.35% to 7.50%, through August 2008, and are collateralized by the related equipment.

On May 17, 2005, the Company renewed and amended its agreement with Wachovia Bank, National Association. The renewed and amended agreement is for an unsecured committed line of credit of $5,000,000. Interest is payable at the LIBOR Market Index Rate plus 2.0%. The agreement requires the Company, among other things, to maintain certain financial covenants. The committed line of credit matured June 30, 2006 and the Company decided not to renew the credit line.

In June 2004, the Company entered into a $339,567 sale-leaseback transaction whereby the Company sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was no gain or loss recorded on the sale. The lease term is 3 years with an interest rate of 5.35%.

In September 2004, the Company entered into a $332,536 sale-leaseback transaction whereby the Company sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was a gain recorded on the sale in the amount of $20,964 which is being deferred over the life of the lease. The lease term is for 3 years with an interest rate of 5.87%.

In December 2004, the Company entered into a $230,384 sale-leaseback transaction whereby the Company sold and leased back computer equipment and furniture. The resulting lease is being accounted for as a capital lease. There was a gain recorded on the sale in the amount of $13,054 which is being deferred over the life of the lease. The lease term is for 3 years with an interest rate of 6.44%.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005, the Company entered into a $506,872 sale-leaseback transaction whereby the Company sold and leased back computer equipment, software, and furniture. The resulting lease is being accounted for as a capital lease. There was a gain recorded on the sale in the amount of $16,518 which is being deferred over the life of the lease. The lease term is for 3 years with an interest rate of 6.10%

In August 2005, the Company entered into a $115,659 transaction whereby the Company leased media equipment. The resulting lease is being accounted for as a capital lease. The lease term is for 3 years with an interest rate of 7.50%

The following is a schedule, by year, of the future minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2006:

2007	$454,458
2008	97,036
2009	—
2010	—
2011 and thereafter	—

Total minimum capital lease payments	551,494
Less amount representing interest	(21,596)

Total present value of minimum payment	529,898
Less current portion of such obligations	(435,213)

Long-term capital lease obligations	94,685

7.	Stock Based Compensation

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

At December 31, 2006, the Company has one stock-based employee compensation plan. The compensation cost that has been recorded to income under the plan for the year ended December 31, 2006 was $357,381, of which $167,079 is a result of the expensing of stock options pursuant to FAS 123R.

On November 9, 2005, the Compensation Committee of the Board of Directors of the Company recommended, and the Company’s Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $7.00 held by current employees and executive officers of the Company (but excluding any options granted to members of the Company’s Board of Directors). These options were previously awarded to employees of the Company on February 4, 2004, pursuant to the 2002 Stock Incentive Plan, and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock were subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.20.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the options subject to acceleration:

	Aggregate Number of
	Shares Issuable
	Under Accelerated	Exercise Price
	Options	per Share	Date of Grant

Employees as a group (other than executive officers)	69,722	$7.03	February 4, 2004
Executive officers as a group	37,969	$7.03	February 4, 2004

The acceleration of vesting of these out-of-the money options is being undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of the Financial Accounting Standard Board (FASB) statement “Share-Based Payment” (FAS 123R) effective for the Company on January 1, 2006. We estimate this compensation expense, before tax, would be approximately $402,763 in aggregate future expenses based on calculations using the Black-Scholes methodology.

Prior to January 1, 2006, we accounted for our stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2005 and 2004 and illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123R to its stock plans:

	For the Year Ended December 31,
	2005	2004

Net (loss) income, as reported	$(2,545,372)	$948,912
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	689	8,222
Deduct: Stock-based employee compensation expense determined under SFAS 123R, net of related tax effects	(421,407)	(744,091)

Pro forma	$(2,966,090)	$213,043

(Loss) Earnings per share:
Basic — as reported	$(0.23)	$0.09
Basic — pro forma	$(0.27)	$0.02
Diluted — as reported	$(0.23)	$0.08
Diluted — pro forma	$(0.27)	$0.02

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

For the Year Ended
December 31,
2006

Cost of revenues	$255,374
General and administrative	49,952
Sales and marketing	52,055

Stock-based compensation expense before income taxes	$357,381

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004

Risk-free interest rate (range)	4.61 - 4.94%	3.85%	3.50%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	58.00%	56.00%	67.00%
Expected term (in years)	4.00	4.00	4.00

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

Stock Options

Fiscal Year 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value

Outstanding at December 31, 2005	1,831,308	$2.34	5.33	$1,629,864
Granted	198,100	$4.00	7.14	$792,886
Exercised	126,963	$1.21	—	$870,036
Forfeited or Expired	31,783	$1.83	—	$197,950

Outstanding at December 31, 2006	1,870,662	$2.61	4.78	$10,192,916

Unvested at December 31, 2006	180,300	$4.05	6.13	$723,468

Exercisable at December 31, 2006	1,690,362	$2.46	4.55	$9,469,448

The weighted-average grant date fair value of options granted for the years ended December 31, 2006, 2005 and 2004 was $4.06, $1.06 and $3.40, respectively. Cash received from option exercises for the years ended 2006, 2005 and 2004 was $153,285, $93,300, and $129,636, respectively.

As of December 31, 2006, there was $201,597 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 4.17 years.

In the first quarter of 2002, the Company’s Board of Directors and stockholders approved the adoption of the 2002 Bio-Imaging Technologies, Inc. Stock Option Plan and authorized the issuance of 950,000 shares of the Company’s Common Stock under the plan. In May 2005, the Company’s Board of Directors and stockholders

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the transactions pursuant to the Company’s stock option plan for the year ended December 31, 2006.:

		Weighted Average
	Number of Shares	Option Grant Date
	Underlying Options	Fair Value

Non-vested at December 31, 2005	77,750	2.83
Granted	198,100	3.53
Vested	(95,550)	3.04
Non-vested at December 31, 2006	180,300	3.49

1,690,362, 1,753,558 and 1,613,000 options are exercisable at December 31, 2006, 2005 and 2004, respectively, at a weighted average exercise price of $2.46, $2.30 and $1.51, respectively.

The intrinsic value of stock options exercised for the years ended December 31, 2006, 2005 and 2004 respectively, were $470,731, $242,476 and $708,176.

At December 31, 2006, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price

$0.63-$0.88	629,687	2.77 years	$0.70	629,687	2.77 years	$0.70
$1.00-$1.16	204,000	4.95 years	$1.11	204,000	4.95 years	$1.11
$1.25-$1.31	188,000	1.72 years	$1.26	188,000	1.72 years	$1.26
$1.85-$2.80	86,375	6.10 years	$2.80	86,375	6.10 years	$2.80
$3.05-$5.10	571,800	6.96 years	$4.19	391,500	6.96 years	$4.26
$7.03	190,800	7.12 years	$7.03	190,800	7.12 years	$7.03

$0.63-$7.03	1,870,662	4.78 years	$2.61	1,690,362	4.55 years	$2.46

Restricted Stock Units:  On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007 and extended the term of service through February 28, 2009. Pursuant to this employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2006. Based on management’s assumptions, we recognized the related proportionate expense of $201,500 for 25,000 shares of these restricted stock units for fiscal 2006 based on a fair value of $8.06 at December 31, 2006. These restricted shares are service and performance-based and the value is determined by its fair value (as if underlying shares were vested and issued).

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Equity

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

Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year Ending
December 31,
2006

2007	$1,425,462
2008	1,293,717
2009	1,207,381
2010	612,080
2011	—
Thereafter	—

$4,538,640

Rent expense charged to operations for the year ended December 31, 2006, 2005 and 2004 was $1,649,766, $1,590,759 and $1,364,000, respectively.

On March 1, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. In addition, the Company has an employment agreement with its Chief Financial Officer that expires February 5, 2008. The aggregate amount due from January 1, 2006 through the expiration under these agreements was $1,176,317. At December 31, 2006, the Company has recorded compensation of $201,500, which we believe will be paid in stock, to its President and Chief Executive Officer pursuant to his employment agreement.

10.	Employee Benefit Plan

The Company sponsors the Bio-Imaging Technologies, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company made contributions of $54,450, $43,062 and $40,942 for the year ended December 31, 2006, 2005 and 2004, respectively.

11.	Major Customers

During fiscal 2006, Novartis Pharmaceutical, Inc., encompassing 14 projects represented 10.9% of our service revenues for the year ended December 31, 2006, while for the comparable period last year, no one client accounted for 10% or more of our service revenues for the year ended December 31, 2005. No other customers accounted for more than 10% of service revenues in fiscal year 2006.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No customer accounted for more than 10% of accounts receivable at December 31, 2006 and one customer accounted for 12% of accounts receivable at December 31, 2005. No other customers accounted for more than 10% of accounts receivable.

12.	Income Taxes

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31,
	2006	2005	2004

Current:
Federal	$121,411	$50,414	$18,451
State and local	207,228	9,862	135,937
Foreign	210,500	50,924	139,398

	$539,139	$111,200	$293,786

Deferred:
Federal	268,717	(1,373,792)	344,082
State and local	(129,084)	(443,249)	20,566
Foreign	(64,000)	—	—

	75,633	(1,817,041)	364,648

Income tax provision (benefit)	$614,772	$(1,705,841)	$658,434

The Company’s reconciliation of the expected federal provision (benefit) rate to the effective income tax rate is as follows:

	For the Year Ended
	December 31,
	2006	2005

Tax provision at statutory rate	34.0%	(34.0)%
State and local income taxes, net of federal benefit	4.4%	(6.9)%
Permanent differences	1.6%	0.4%
Foreign rate difference	(1.1)%	(0.3)%
Other	(1.6)%	0.7%

Effective income tax rate	37.3%	(40.1)%

The Company’s domestic and foreign income (loss) before income tax is as follows:

	For the Year Ended December 31,
	2006	2005

Domestic income (loss) before income tax	$1,187,448	$(4,651,156)
Foreign income before income tax	431,423	399,943

Total income (loss) before income tax	1,618,871	(4,251,213)

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred tax assets consist of the following:

	For the Year Ended December 31,
	2006	2005

Deferred tax assets:
Accrued expenses	$28,936	$29,318
Allowance for doubtful accounts	—	1,338
AMT credit	145,376	12,847
Deferred revenue	2,381,677	998,905
Federal net operating loss carryforwards	943,760	2,761,007
Restricted stock	81,796	16,686
Stock Options	67,823	—

Total deferred tax assets	3,649,368	3,820,101

Deferred tax liabilities:
Excess of tax over book depreciation	(323,025)	(514,096)
Amortization of acquisition costs	(85,159)	(7,586)
Prepaid expenses	(349,430)	(331,030)

Total deferred tax liabilities	(757,614)	(852,712)

Valuation allowance	(408,000)	(408,000)

Net deferred tax assets	$2,483,754	$2,559,389

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

The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards of $2.8 million as of December 31, 2006 and $7.4 million as of December 31, 2005. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, the Company has estimated that $1.1 million of the current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. The current and long-term deferred tax assets are comprised of the NOL carryforwards with a tax effected value of $1.1 as of December 31, 2006. Generally accepted accounting principles require that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. At December 31, 2006, management has

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that there is sufficient future taxable income to more likely than not utilize the unlimited net operating loss carryforward at December 31, 2006.

The Company recognizes contingent liabilities for any tax related exposures when those exposures are both probable and estimable.

The tax benefit of the stock option deductions have been recorded to additional paid in capital in the amount of $51,430 and $80,000 for the year ended December 31, 2006 and 2005, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.4 million of undistributed earnings from its non-U.S. operations as of December 31, 2006 because such earnings are intended to be reinvested indefinitely outside of the United States.

The Company, in the normal course of conducting business, maintains certain tax positions that may be subject to review by the Internal Revenue Service. The Company has not recorded any contingent liabilities for these tax exposures at December 31, 2006 and 2005, since they are not believed to be probable of occurring.

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

In accordance with our current foreign exchange rate risk management policy, since inception, we have purchased twenty monthly Euro call options. Nineteen monthly call options are in the amount of 250,000 Euros each and one call option is for 200,000 Euros for anticipated additional costs in May, 2006. The first expiration was on July 27, 2005 and the last expiration is in March 2007 with a strike price ranging from $1.26 to $1.27. These options are to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,109 for the options and at December 31, 2006 have recorded an Accumulated Other Comprehensive Gain of $17,157 in the stockholders’ equity section of the Balance Sheet due to changes in the value of this derivative.

During the twelve months ended December 31, 2006, we exercised seven of the thirteen options. A loss of $10,784 was recognized in the Consolidated Statement of Operations on the exercised options during fiscal 2006. During the twelve months ended December 31, 2005, no options were exercised.

Upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.

14.	Foreign Operations

Foreign customers accounted for 28% and 24% of service revenues for the year ended December 31, 2006 and 2005, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Business Segments

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Pharmaceutical	CapMed	Consolidated
	Contract Services	Division	Total

Fiscal 2006
Total revenues	40,256,454	262,339	40,518,793
Total cost and expenses	37,586,497	1,816,903	39,403,400
Income (loss) from operations	2,669,957	(1,554,564)	1,115,393
Total assets at December 31, 2006	32,418,588	1,689,123	34,107,711
Fiscal 2005
Total revenues	$30,125,893	$359,748	$30,485,641
Total cost and expenses	$33,352,578	$1,467,598	$34,820,176
Loss from operations	$(3,226,685)	$(1,107,850)	$(4,334,535)
Total assets at December 31, 2005	$27,605,712	$1,185,221	$28,790,933
Fiscal 2004
Total revenues	$29,579,645	$111,130	$29,690,775
Total cost and expenses	$27,145,793	$940,500	$28,086,293
Income (loss) from operations	$2,433,852	$(829,370)	$1,604,482
Total assets at December 31, 2004	$27,377,774	$996,040	$28,373,814

The Company maintains offices in Newtown, Pennsylvania and Leiden, the Netherlands. Total assets located in Newtown, Pennsylvania were $31,059,973 and $27,643,632 at December 31, 2006 and 2005, respectively. Net fixed assets located in Leiden, the Netherlands were $1,358,615 and $725,716 at December 31, 2006 and 2005, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions

At December 31, 2006, Covance, Inc. owned 20.8% of the Company’s outstanding Common Shares. The Company and Covance, Inc. have entered into various services agreements, for Covance’s clients that sponsor clinical trials, in the ordinary course of business. The Company’s service revenues include $820,955, $307,016 and $804,509 for the year ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the amounts due from Covance, Inc. were $212,323 and $97,834, respectively.

17.	Subsequent Event

On February 6, 2007, the Company acquired 100% of the outstanding securities of Theralys, SA (“Theralys”), a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,731,257 Euros ($3,556,097 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,092,881) was paid in cash and 355,773 Euros ($463,216) was paid in 57,408 shares of the Company’s common stock, $0.00025 par value per share (the “Common Stock”). In addition to the aggregate purchase price, certain stockholders of Theralys received an aggregate of 36,000 shares of Common Stock at an average price of $8.06885 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act, as amended, or the Exchange Act) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner for the period covered by this report.

Changes in internal controls.  There were no changes in our internal controls over financial reporting in the fourth quarter of 2006 that has materially affect, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

We have adopted a written code of business conduct and ethics that applies to our principal executive officer and principal financial and accounting officer, or persons performing similar functions. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Global Market by filing such amendment or waiver with the SEC.

Item 11.	Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The discussion under the headings “Certain Relationships and Related Transactions” and “Election of Directors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accounting Fees and Services.

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.  The financial statements filed as part of this report are listed on the Index to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules.  Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.  Reference is made to the Exhibit Index on page 53. The exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K and are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2007.

BIO-IMAGING TECHNOLOGIES, INC.

By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Weinstein Mark L. Weinstein	President and Chief Executive Officer and Director (principal executive officer)	March 29th, 2007

/s/ Ted I. Kaminer Ted I. Kaminer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29th, 2007

/s/ Jeffrey H. Berg, Ph.D. Jeffrey H. Berg, Ph.D.	Director	March 29th, 2007

/s/ Richard F. Cimino Richard F. Cimino	Director	March 29th, 2007

/s/ E. Martin Davidoff, Esq., CPA E. Martin Davidoff, Esq., CPA	Director	March 29th, 2007

/s/ David E. Nowicki, D.M.D. David E. Nowicki, D.M.D.	Chairman of the Board and Director	March 29th, 2007

/s/ David Stack David Stack	Director	March 29th, 2007

/s/ James A. Taylor, Ph.D. James A. Taylor, Ph.D.	Director	March 29th, 2007

/s/ Paula B. Stafford Paula B. Stafford	Director	March 29th, 2007

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

2.1		Asset Purchase Agreement dated October 25, 2001, by and between Bio-Imaging Technologies, Inc. and Quintiles, Inc. Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 25, 2001.
3.1		Restated Certificate of Incorporation of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992. Amendments incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended September 30, 1993 and to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995.
3.2		Amended and Restated By-Laws of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.
4.2		Registration Agreement dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Corning Pharmaceuticals Services Inc., now Covance Inc. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated October 13, 1994.
4.3		Registration Rights Agreement dated as of October 25, 2001, by and between Bio-Imaging Technologies, Inc. and Quintiles, Inc. Incorporated by reference to Exhibit 2 of our Current Report on Form 8-K/A dated October 25, 2001.
10	.1*	2002 Stock Incentive Plan, adopted by the stockholders of Bio-Imaging Technologies, Inc. on February 27, 2002, as amended and restated on April 14, 2005. Incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 dated December 21, 2006.
10	.2*	401(k) Plan. Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.
10.3		Form of Employee’s Invention Assignment, Confidential Information and Non-Competition Agreement. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
10.4		Stock Purchase Agreement dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Covance Inc. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 13, 1994.
10	.5*	Invention Assignment and Confidential Information Agreement dated January 20, 2000, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.
10.6		Amended and Restated Employment Agreement dated March 1, 2006, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.7		First Modification of Office Space Lease between 826 Newtown Associates, LP and Bio-Imaging Technologies, Inc. dated January 11, 2002. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.
10.8		Office Space Lease dated September 22, 1999, between Yardley Road Associates, L.P. and Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.
10.9		Office Space Lease dated September 11, 2000, between Angelo Investment Company and Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.
10	.10*	Employment Agreement dated February 6, 2003, by and between Bio-Imaging Technologies, Inc. and Ted I. Kaminer. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003.
10.11		Securities Purchase Agreement dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 15, 2003.

Exhibit
No.		Description of Exhibit

10.12		Registration Rights Agreement dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 15, 2003.
10	.13*	Form of Amended Executive Retention Agreement by and between Bio-Imaging Technologies, Inc. and certain executive officers. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.14		Asset Purchase Agreement, dated November 20, 2003, by and between Bio-Imaging Technologies, Inc. and CapMed, Inc. Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.15		Stock Purchase Agreement, dated December 10, 2004, by and between Bio-Imaging Technologies, Inc. and Heart Core B.V. Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.16		Fourth Modification of Office Space Lease between 826 Newtown Associates, LP and Bio-Imaging Technologies, Inc. dated September 29, 2004. Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10	.17†	Stock Purchase Agreement, dated February 6, 2007, by and between Bio-Imaging Technologies, Inc. and Theralys, S.A. Incorporated herewith.
10	.18•	Development and Supply Agreement dated June 20, 2005 between CapMed, a division of Bio-Imaging Technologies, Inc., and Medic Alert Foundation United States, Inc. (Portions of this exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on August 15, 2005). Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
21		List of Subsidiaries of Registrant. Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.
23	.1†	Consent of PricewaterhouseCoopers LLP.
31	.1†	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32	.2†	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.

†	Included herewith.

•	Included herewith, revised confidential treatment.