Form 10-Q
period 2007-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2007-05-15
CIK 822418

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer: ☐          Accelerated filer: ☐          Non-accelerated filer: ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes: ☐          No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2007:

Class	Number of Shares

Common Stock, $0.00025 par value	11,593,842

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

- i -

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
     References in this Form 10-Q to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.
     Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following condensed consolidated financial statements should be read in conjunction with the year-end condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$13,906,579	$16,166,264
Accounts receivable, net	6,041,610	5,564,748
Prepaid expenses and other current assets	1,195,530	1,237,405
Deferred income taxes	1,970,372	2,210,800

Total current assets	23,114,091	25,179,217

Property and equipment, net	6,700,941	5,908,281

Intangibles and goodwill	6,699,707	2,227,438

Deferred income taxes	272,954	272,954

Other assets	785,736	519,821

Total assets	$37,573,429	$34,107,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,961,712	$1,720,481
Accrued expenses and other current liabilities	3,187,196	3,334,554
Deferred revenue	11,355,174	9,451,219
Current maturities of capital lease obligations	370,355	454,458

Total current liabilities	16,874,437	14,960,712
Long-term capital lease obligations	40,550	97,036
Other liability	578,795	208,208

Total liabilities	17,493,782	15,265,956

Commitments and Contingencies

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at March 31, 2007 and at December 31, 2006	—	—
Common stock- $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,583,342 shares at March 31, 2007 and 11,309,550 shares at December 31, 2006	2,894	2,827
Additional paid-in capital	23,723,974	22,864,390
Accumulated deficit	(3,647,541)	(4,042,619)
Accumulated other comprehensive gain	—	17,157
Foreign currency translation adjustment	320	—

Stockholders’ equity	20,079,647	18,841,755

Total liabilities and stockholders’ equity	$37,573,429	$34,107,711

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Service revenues	$8,759,421	$7,242,591
Reimbursement revenues	2,316,034	2,067,160

Total revenues	11,075,455	9,309,751

Cost and expenses:
Cost of revenues	7,541,509	6,684,840
General and administrative expenses	1,472,278	1,371,246
Sales and marketing expenses	1,560,026	1,447,728

Total cost and expenses	10,573,813	9,503,814

Income (loss) from operations	501,642	(194,063)
Interest income	160,552	117,533
Interest expense	(3,731)	(17,183)

Income (loss) before income tax provision (benefit)	658,463	(93,713)

Income tax provision (benefit)	263,385	(38,038)

Net income (loss)	$395,078	$(55,675)

Basic income (loss) per common share	$0.03	$(0.01)

Weighted average number of common shares	11,467,015	11,180,310

Diluted income (loss) per common share	$0.03	$(0.01)

Weighted average number of dilutive common equivalent shares	12,657,405	11,180,310

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$395,078	$(55,675)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	534,123	548,496
Provision (benefit) for deferred income taxes	240,428	(38,038)
Bad debt benefit	—	(2,912)
Non-cash stock based compensation expense	74,646	83,895
(Gain) loss on foreign currency options	(10,398)	19,016
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(249,095)	(146,102)
Decrease (increase) in prepaid expenses and other current assets	6,348	(196,111)
(Increase) decrease in other assets	(108,078)	44,491
Decrease in accounts payable	(85,420)	(246,158)
Decrease in accrued expenses and other current liabilities	(381,435)	(357,541)
Increase in deferred revenue	1,762,189	1,732,088
Increase in other liabilities	4,648	4,003

Net cash provided by operating activities	2,183,034	1,389,452

Cash flows from investing activities:
Purchases of property and equipment	(842,876)	(448,382)
Net cash paid for acquisition	(3,565,725)	—

Net cash used in investing activities	(4,408,601)	(448,382)

Cash flows from financing activities:
Payments under equipment lease obligations	(140,589)	(228,045)
Premium paid for foreign currency options	—	(14,077)
Proceeds from exercise of stock options	106,471	14,386

Net cash used in financing activities	(34,118)	(227,736)

Net (decrease) increase in cash and cash equivalents	(2,259,685)	713,334
Cash and cash equivalents at beginning of period	16,166,264	10,553,668

Cash and cash equivalents at end of period	$13,906,579	$11,267,002

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Supplemental cash flow disclosure
Schedule of non cash investing and financing activities

	For the Three Months Ended
	March 31,
	2007	2006
Increase in property, plant and equipment acquisitions in accounts payable	243,558	170,317
Acquired business

	For the Three Months Ended
	March 31,
	2007	2006
Accounts receivable	227,767	—
Property and equipment, net	185,261	—
Other assets	53,432	—
Intangible assets and goodwill	4,590,000	—
Net current liabilities assumed	(377,131)	—
Other liabilities assumed	(353,263)	—
Common stock issued	(760,341)	—

Cash paid for acquired business, net of cash acquired of $200,972	3,565,725	—

Statement of comprehensive income (loss)

	For the Three Months Ended
	March 31,
	2007	2006
Net income (loss)	395,078	(55,675)
Other comprehensive income (loss), net of tax	—	—
Net unrealized income (loss) on derivative instruments	—	17,157
Foreign currency translation adjustment	320	—
Total comprehensive income (loss)	395,398	(38,518)
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Interim Financial Statements:
Basis of Presentation.
     The financial statements included in this Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.
     Interim results are not necessarily indicative of results for the full fiscal year.
Note 2 – Stock-Based Compensation:
     At March 31, 2007, we have one stock based employee compensation plan. The compensation cost that has been charged against income for that plan for the three months ended March 31, 2007 was $74,646, of which $35,521 is a result of the expensing of stock options pursuant to FAS 123R. The expense related to the stock based employee compensation plan for the three months ended March 31, 2006 was $83,895, of which, $77,826 is a result of the expensing of stock options pursuant to FAS 123R.
     As of March 31, 2007, there was $663,611 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 4.92 years.
Note 3 – Earnings Per Share:
     Basic income (loss) per common share for the three months ended March 31, 2007 and 2006 was calculated based upon net income (loss) divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three months ended March 31, 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method. Diluted loss per common share for the three

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
months ended March 31, 2006 exclude the impact of outstanding stock options as their inclusion would be antidilutive.
     The computation of basic loss per common share and diluted loss per common share was as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income (loss) – basic and diluted	$395,078	$(55,675)

Denominator – basic:
Weighted average number of common shares	11,467,015	11,180,310

Basic income (loss) per common share	$0.03	$(0.01)

Denominator – diluted:
Weighted average number of common shares	11,467,015	11,180,310
Common share equivalents of outstanding stock options	1,093,671	—
Common share equivalents of unrecognized compensation expense	96,719	—
Weighted average number of dilutive common equity shares	12,657,405	11,180,310

Diluted income (loss) per common share	$0.03	$(0.01)

     As of March 31, 2007 and 2006, options to purchase 140,000 and 1,937,075 shares, respectively, of our common stock have been excluded from the calculation of diluted loss per common share as they were all antidilutive.
Note 4 – Commitments and Contingencies:
     On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 shares of the company’s common stock each fiscal year. Based on management’s assumptions, we recognized the related proportionate expense for these stock units for the three months ended March 31, 2007. The aggregate amount due from January 1, 2007 through the expiration under these agreements was $981,333. On February 27, 2007, in connection with his employment agreement related to fiscal year 2006, we issued 14,850 shares of stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares. In addition, we have an employment agreement with our Chief Financial Officer that expires February 5, 2008.
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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical
	Contract Services	CapMed Division	Consolidated Total
For the three months ended March 31, 2007
Total revenues	$10,941,339	$134,116	$11,075,455
Total cost and expenses	$10,059,285	$514,528	$10,573,813
Income (loss) from operations	$882,054	$(380,412)	$501,642

For the three months ended March 31, 2006
Total revenues	$9,223,736	$86,015	$9,309,751
Total cost and expenses	$8,934,119	$569,695	$9,503,814
Income (loss) from operations	$289,617	$(483,680)	$(194,063)
     Our foreign customers accounted for approximately 34% and 21% of service revenues for the three months ended March 31, 2007 and 2006, respectively.
Note 6 – Accounts Receivable and Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of our customers’ ability to make payments, additional allowances may be required. We do not have any off-balance-sheet credit exposure related to our customers and the trade accounts receivable does not bear interest.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2007	December 31, 2006
Billed trade accounts receivable	$5,019,315	$4,781,682
Unbilled trade accounts receivable	998,786	771,818
Other	23,509	11,248

Total Receivables	$6,041,610	$5,564,748

Allowance Rollforward:
Balance at January 1, 2007	$14,000
Additions	—
Write offs (net of recoveries)	(14,000)

Balance at March 31, 2007	$0
Note 7 – Income Taxes
     We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, we consider our future taxable income and on-going prudent and feasible tax planning strategies. In the event that we were to determine that, in the future, we would be able to realize our deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should we determine that it is more likely than not that we will be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our net operating loss (NOL) carryforwards is fully utilized or has expired. Our current and long-term deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue and our NOL carryforwards. We have determined that there is sufficient future taxable income to more likely than not utilize the unlimited net operating loss carryforward at March 31, 2007.
     We have accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) carryforwards of $2.3 million as of March 31, 2007. The losses will expire, if unused in the years 2009-2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in our ownership, which may be outside our knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, we have estimated that $1.1 million of our current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations and have a valuation allowance of $408,000 for this limitation at December 31, 2006 and March 31, 2007.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to change during the next twelve months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal taxes for years 2005 and 2006 are subject to examination. Our state taxes for years 2000 through 2006 are subject to examination.
Note 8 – Derivatives and Other Hedging Instruments
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
     In accordance with our current foreign exchange rate risk management policy, since inception, we have purchased twenty monthly Euro call options. Nineteen monthly call options were in the amount of 250,000 Euros each and one call option was for 200,000 Euros for anticipated additional costs in May, 2006. The first expiration was on July 27, 2005 and the last expiration was in March 2007 with a strike price ranging from $1.26 to $1.27. These options were to hedge against the exposure to variability in our cash flows resulting from Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,109 for the options.
     During the three months ended March 31, 2007, we exercised the remaining two options and a gain of $10,398 was recognized in the Consolidated Statement of Operations on the

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
exercised options. During the three months ended March 31, 2006, we did not exercise any options and a loss of $19,016 was recognized in the Consolidated Statement of Operations for the unexercised options.
     Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.
Note 9 – Acquisition
     On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France to expand our therapeutic expertise in the Central Nervous System and Neurovascular areas. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,341 was paid in 93,408 shares of our common stock. We also incurred approximately $673,000 in acquisition costs. The result of operations of Theralys were included in our Consolidated Statements of Income, Cash Flows and Balance Sheet at the acquisition date. The assets acquired primarily consisted of $4,221,000 goodwill, $291,000 software, $52,000 customer relationship and $26,000 non-compete. The purchase price allocation of Theralys used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the fair value of the assets acquired and liabilities assumed. We do not expect the finalization of these matters to have a material effect on the allocation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Pharmaceutical Contract Services
     We are a global pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. We specialize in assisting our clients in the design and management of the medical imaging component of clinical trials for all modalities, which includes computerized tomography (CT), magnetic resonance imaging (MRI), radiography, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA) and ultrasound. We provide services that include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.
     Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability. Service revenues were generated from 101 clients encompassing 213 distinct projects for the three months ended March 31, 2007. This compares to 95 clients encompassing 218 distinct projects for the three months ended March 31, 2006.
     Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $77.6 million as of March 31, 2007. This compares to $61.5 million as of March 31, 2006. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is canceled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.
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
     We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We continue to pursue alliances and evaluate strategic alternatives to maximize shareholder value. We believe that continued emphasis on improving patient care and reducing cost will contribute to the growth of the personal electronic medical records market. CapMed continues to progress towards the completion of its dot-net conversion and development of its web portal strategy, which includes a web-based PHR. Once completed, our customers will have the choice of managing their health through an on-line PHR, from their desktop PC or from our patent-pending USB Healthkey, which we believe will further enhance value in the marketplace and reduce the lengthy sales cycle typical in this space. We continue to be encouraged by the long-term prospects for this division although the adoption rate has been slower than anticipated.
Forward Looking Statements
     Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; growth potential for our CapMed division; the demand for our services and technologies; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions and the integration of current acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-Q and expressed from time to time in our filings with the SEC, as well as the risk factors set forth in our Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Application of Critical Accounting Policies and Estimates
     On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to change during the next twelve months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal taxes for years 2005 and 2006 are subject to examination. Our state taxes for years 2000 through 2006 are subject to examination.

Results of Operations
     Three Months Ended March 31, 2007 and 2006

	Three Months		Three Months
	Ended		Ended
	March 31,	% of Total	March 31,	% of Total
	2007	Revenue	2006	Revenue	$ Change	% Change

Service revenues	$8,759,421	79.1%	$7,242,591	77.8%	$1,516,830	20.9%
Reimbursement revenues	2,316,034	20.9%	2,067,160	22.2%	248,874	12.0%

Total revenues	11,075,455	100.0%	9,309,751	100.0%	1,765,704	19.0%

Cost and expenses:
Cost of revenues	7,541,509	68.1%	6,684,840	71.8%	856,669	12.8%
General and administrative expenses	1,472,278	13.3%	1,371,246	14.7%	101,032	7.4%
Sales and marketing expenses	1,560,026	14.1%	1,447,728	15.6%	112,298	7.8%

Total cost and expenses	10,573,813	95.5%	9,503,814	102.1%	1,069,999	11.3%

Income (loss) from operations	501,642	4.5%	(194,063)	(2.1)%	695,705	(358.5)%
Interest income	160,552	1.4%	117,533	1.3%	43,019	36.6%
Interest expense	(3,731)	0.0%	(17,183)	(0.2)%	13,452	(78.3)%

Income (loss) before income tax benefit	658,463	5.9%	(93,713)	(1.0)%	752,176	(802.6)%

Income tax provision (benefit)	263,385	2.4%	(38,038)	(0.4)%	301,423	(792.4)%

Net income (loss)	$395,078	3.6%	$(55,675)	(0.6)%	$450,753	(809.6)%

     Service revenues for the three months ended March 31, 2007 and 2006 were $8,759,421 and $7,242,591 respectively, an increase of $1,516,830, or 20.9%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2006 and our increased backlog. Our backlog at March 31, 2007 was $77.6 million compared to $61.5 million at March 31, 2006, an increase of 26.2%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.
     Service revenues were generated from 101 clients encompassing 213 distinct projects for the three months ended March 31, 2007. This compares to 95 clients encompassing 218 distinct projects for the three months ended March 31, 2006. This decrease in the number of projects is in part due to a marketing focus on larger clinical trials projects. No one client accounted for more than 10% of our service revenue for the three months ended March 31, 2007. One client, Novartis Pharmaceuticals, Inc., encompassing 16 projects represented 12.0% of our service revenues for the three months ended March 31, 2006. Service revenues generated from our client base, while still concentrated as measured by the number of clients, is more dispersed when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.
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
     Cost of revenues for the three months ended March 31, 2007 and 2006 was $7,541,509 and $6,684,840 respectively, an increase of $856,669, or 12.8%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues for the three months ended March 31, 2007 and also to the addition of operating costs from Theralys S.A. Cost of revenues for the three months ended March 31, 2007 and three months ended March 31, 2006 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2007 as reimbursement revenues and service revenues increase.
     General and administrative expenses for the three months ended March 31, 2007 and 2006 was $1,472,278 and $1,371,246 respectively, an increase of $101,032, or 7.4%. General and administrative expenses for the three months ended March 31, 2007 and three months ended March 31, 2006 consisted primarily of salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expense will increase in 2007 due to anticipated additional expenditures for compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percentage of total revenues decreased slightly for the three months ended March 31, 2007 from the three months ended March 31, 2006 is primarily due to a greater increase in our total revenues for the three months ended March 31, 2007.
     Sales and marketing expenses for the three months ended March 31, 2007 and 2006 was $1,560,026 and $1,447,728 respectively, an increase of $112,298, or 7.8%. Sales and marketing expenses for the three months ended March 31, 2007 and three months ended March 31, 2006 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to an increase in sales commissions from the higher revenue for the first quarter of 2007. We expect that sales and marketing expenses will increase in fiscal 2007 as we continue to expand our market presence in the United States and Europe. The decrease in sales and marketing expenses as a percentage of total revenues to 14.1% for the three months ended March 31, 2007 from 15.6% for the three months ended March 31, 2006 is primarily due to a greater increase in our total revenues for the three months ended March 31, 2007.
     Net interest income was $156,821 for the three months ended March 31, 2007 and net interest income was $100,350 for the three months ended March 31, 2006, an increase of $56,471 or 56.3%. This increase is primarily due to having a higher cash balance to invest and earning higher rates of return on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for the three months ended March 31, 2007 and 2006 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Interest income may decrease in fiscal 2007 if we utilize cash for acquisitions.
     Income before income taxes was $658,463 for the three months ended March 31, 2007, and we had a loss before income tax of $93,713 for the three months ended March 31, 2006. The increase was due to greater service revenue while expenses increased at a slower rate due to our process improvement efforts.
     Our income tax provision for the three months ended March 31, 2007 was $263,385 versus an income tax benefit for the three months ended March 31, 2006 of $38,038. The income tax benefit for the three months ended March 31, 2006 resulted from recording a deferred tax benefit for the future tax savings anticipated from using the net operating loss carryforwards available at March 31, 2006. Our effective tax rate is approximately 40% for fiscal 2007 and 38% for fiscal 2006. The increase in the effective tax rate is due to the mix of pre-tax income in the U.S. versus the Netherlands, which has a lower corporate income tax rate.
     Business Segments
     We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 5 – Business Segments” to our Condensed Consolidated Financial Statements in this Form 10-Q. During the three months ended March 31, 2007, we had CapMed segment sales of $134,116 and total costs and expenses of $514,528, consisting of $399,160 of sales and marketing expenses, $99,790 of general and administrative expenses and $15,578 of cost of revenues.

     Liquidity and Capital Resources

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Net cash provided by operating activities	$2,183,034	$1,389,452
Net cash used in investing activities	$(4,408,601)	$(448,382)
Net cash used in financing activities	$(34,118)	$(227,736)
     At March 31, 2007, we had cash and cash equivalents of $13,906,579. Working capital at March 31, 2007 was $6,239,654.
     Net cash provided by operating activities for the three months ended March 31, 2007 was $2,183,034 as compared to $1,389,452 for the three months ended March 31, 2006. This increase from the prior year is primarily due to the increase in our deferred revenue of $1,762,189 at March 31, 2007 from December 31, 2006 due to advance deposits received from our clients for new contract signings, offset by the $249,095 increase in our accounts receivable.
     Net cash used in investing activities for the three months ended March 31, 2007 was $(4,408,601) as compared to $(448,382) for the three months ended March 31, 2006. The increase was primarily due to $3,565,725 used for the acquisition of Theralys, S.A. on February 6, 2007. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2007 will be approximately $3.0 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations as well as capitalization of software costs.
     Net cash used in financing activities for the three months ended March 31, 2007 was $(34,118) as compared to $(227,736) for the three months ended March 31, 2006. The change is primarily attributable to the payments under equipment lease obligations of $140,589 offset by cash received from exercise of stock options of $106,471.

     The following table lists our cash contractual obligations as of March 31, 2007:

	Payments Due By Period
					More
		Less than 1			than 5
Contractual obligations	Total	year	1-3 years	3-5 years	years
Capital lease obligations	$410,905	$370,356	$40,550	—	—
Facility rent operating leases	$4,184,876	$1,432,258	$2,446,578	$306,040	—
Employment agreements	$842,083	$535,000	$307,083	—	—

Total contractual cash obligations	$5,437,865	$2,337,614	$2,794,211	$306,040	—

     We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.
     In accordance with our current foreign exchange rate risk management policy, since inception, we have purchased twenty monthly Euro call options. Nineteen monthly call options were in the amount of 250,000 Euros each and one call option was for 200,000 Euros for anticipated additional costs in May, 2006. The first expiration was on July 27, 2005 and the last expiration was in March 2007 with a strike price ranging from $1.26 to $1.27. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,109 for the options.
     During the three months ended March 31, 2007, we exercised the remaining two options. A gain of $10,398 was recognized in the Consolidated Statement of Operations on the exercised options. During the three months ended March 31, 2006, we did not exercise any options. A loss of $19,016 was recognized in the Consolidated Statement of Operations for the unexercised options.
     Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.
     As of March 31, 2007, we have not purchased any additional such Euro call options, because our foreign currency needs are being met by the cash flow generated by Euro denominated contracts.
     We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

     We anticipate that our existing capital resources together with cash flow from operations will be sufficient to meet our cash needs. However, we cannot assure you that our operating results will maintain profitability on an annual basis in the future. The inherent operational risks associated with the following factors may have a material adverse affect on our future liquidity:
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
Changes to Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As of March 31, 2007, there have been no changes to such critical accounting policies and estimates, except for the adoption of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.

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
   Foreign Currency Risk
     Our financial statements are denominated in United States dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facility in the Netherlands, which are primarily EURO denominated. At March 31, 2007 and December 31, 2006, a 10% increase or decrease in the EURO to U.S. dollar spot exchange rate would result in a change of $47,226 and $41,600 to our net asset position at March 31, 2007 and December 31, 2006, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
     We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses and were in a net asset position at March 31, 2007 and December 31, 2006. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner for the period covered by this report.
          Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     No clients represented 10% of our service revenue for the three months ended March 31, 2007. One client, Novartis Pharmaceuticals, Inc., encompassing 16 projects represented 12.0% of our service revenue for the three months ended March 31, 2006. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $77.6 million at March 31, 2007 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
Our business has expanded substantially in the past. Our continuing sales and marketing efforts have resulted in increased revenues. The number of projects under management was 213 in the first quarter of 2007. In addition, we acquired Theralys in February 2007, HeartCore in December 2004 and CapMed in November 2003.
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
          On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,341 was paid in 93,408 shares of our common stock. We also incurred approximately $673,000 in acquisition costs.
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
     During the first quarter of 2007, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands which are primarily Euro denominated.
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
     Our CapMed division had a loss from operations of $380,412 as of March 31, 2007. If our CapMed division continues to incur such losses, our business, results of operations and financial condition will be materially adversely affected.
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
          As of March 31, 2007, we had the following capital structure:

Common stock outstanding	11,583,342

Common stock issuable upon:
Exercise of options which are outstanding	1,805,550
Exercise of options which have not been granted	598,944

Total common stock outstanding assuming exercise or conversion of all of the above	13,987,836
          As of March 31, 2007, we had outstanding options to purchase 1,805,550 shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $3.14 per share), of which 1,551,915 options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of March 31, 2007, we had 11,583,342 shares of our common stock issued and outstanding, all of which are currently freely tradable. On February 27, 2007, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.
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
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 25% of the outstanding shares of common stock and stock options that could have been converted to common stock at March 31, 2007, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
          The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2007 and March 31, 2007, our common stock has traded at a low of $5.84 per share and a high of $9.40 per share.
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

BIO-IMAGING TECHNOLOGIES, INC.

DATE: May 15, 2007	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2007	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)