Form 10-Q
period 2007-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2007-08-09
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
(267) 757-3000
(Registrant’s Telephone Number,
Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☑	No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer: ☐      Accelerated filer: ☐      Non-accelerated filer: ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2007:

Class	Number of Shares
Common Stock, $0.00025 par value	11,656,922

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
 - i -

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
     References in this Quarterly Report on Form 10-Q to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.
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
     The results of operations for the interim periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

1

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,482,754	$16,166,264
Accounts receivable, net	6,280,987	5,564,748
Prepaid expenses and other current assets	1,143,510	1,237,405
Deferred income taxes	3,002,291	2,210,800

Total current assets	24,909,542	25,179,217

Property and equipment, net	7,115,639	5,908,281

Intangibles and goodwill	6,622,959	2,227,438

Deferred income taxes	—	272,954

Other assets	647,034	519,821

Total assets	$39,295,174	$34,107,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,543,163	$1,720,481
Accrued expenses and other current liabilities	4,325,174	3,334,554
Deferred revenue	11,756,544	9,451,219
Current maturities of capital lease obligations	272,451	454,458

Total current liabilities	17,897,332	14,960,712
Long-term capital lease obligations	5,532	97,036
Other liability	579,467	208,208

Total liabilities	18,482,331	15,265,956

Commitments and Contingencies

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at June 30, 2007 and at December 31, 2006	—	—
Common stock — $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,620,867 shares at June 30, 2007 and 11,309,550 shares at December 31, 2006	2,907	2,827
Additional paid-in capital	23,968,599	22,864,390
Accumulated deficit	(3,153,837)	(4,042,619)
Accumulated other comprehensive (loss) gain	(4,826)	17,157

Stockholders’ equity	20,812,843	18,841,755

Total liabilities and stockholders’ equity	$39,295,174	$34,107,711

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	June 30,
	2007	2006
Service revenues	$9,403,388	$7,970,354

Reimbursement revenues	2,282,816	2,244,387

Total revenues	11,686,204	10,214,741

Cost and expenses:

Cost of revenues	7,706,325	7,363,466

General and administrative expenses	1,567,145	1,391,816

Sales and marketing expenses	1,738,989	1,441,108

Total cost and expenses	11,012,459	10,196,390

Income from operations	673,745	18,351

Interest income	155,496	128,912

Interest expense	(6,401)	(13,693)

Income before income tax provision	822,840	133,570

Income tax provision	329,136	53,428

Net income	$493,704	$80,142

Basic income per common share	$0.04	$0.01

Weighted average number of common shares	11,602,176	11,202,712

Diluted income per common share	$0.04	$0.01

Weighted average number of dilutive common equivalent shares	12,653,589	12,171,375

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Service revenues	$18,162,809	$15,212,945

Reimbursement revenues	4,598,850	4,311,547

Total revenues	22,761,659	19,524,492

Cost and expenses:

Cost of revenues	15,247,834	14,048,306

General and administrative expenses	3,039,423	2,763,062

Sales and marketing expenses	3,299,015	2,888,836

Total cost and expenses	21,586,272	19,700,204

Income (loss) from operations	1,175,387	(175,712)

Interest income	316,048	246,445

Interest expense	(10,131)	(30,876)

Income before income tax provision	1,481,304	39,857

Income tax provision	592,522	15,943

Net income	$888,782	$23,914

Basic income per common share	$0.08	$0.00

Weighted average number of common shares	11,535,242	11,128,185

Diluted income per common share	$0.07	$0.00

Weighted average number of dilutive common equivalent shares	12,668,110	12,082,635

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$888,782	$23,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,073,195	1,053,803
Provision for deferred income taxes	(363,949)	16,113
Bad debt benefit	—	(3,295)
Non-cash stock based compensation expense	196,413	148,081
(Gain) loss on foreign currency options	(10,398)	40,606
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(488,472)	58,774
Decrease (increase) in prepaid expenses and other current assets	58,368	(253,173)
Increase in other assets	(45,013)	(2,752)
Decrease in accounts payable	(445,044)	(532,549)
(Decrease) increase in accrued expenses and other current liabilities	756,543	(45,522)
Increase in deferred revenue	2,163,559	3,010,208
Increase in other liabilities	5,320	8,007

Net cash provided by operating activities	3,789,304	3,522,215

Cash flows from investing activities:
Purchases of property and equipment	(1,783,505)	(1,041,262)
Net cash paid for acquisition, net of cash acquired	(3,565,725)	—

Net cash used in investing activities	(5,349,230)	(1,041,262)

Cash flows from financing activities:
Payments under equipment lease obligations	(273,511)	(459,576)
Premium paid for foreign currency options	—	(14,077)
Proceeds from exercise of stock options	149,927	32,001

Net cash used in financing activities	(123,584)	(441,652)

Net (decrease) increase in cash and cash equivalents	(1,683,510)	2,039,301
Cash and cash equivalents at beginning of period	16,166,264	10,553,668

Cash and cash equivalents at end of period	$14,482,754	$12,592,969

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Supplemental cash flow disclosure
Schedule of non cash investing and financing activities

	For the Six Months Ended
	June 30,
	2007	2006
Increase in property, plant and equipment acquisitions in accounts payable	184,633	132,945
Acquired business

	For the Six Months Ended
	June 30,
	2007	2006
Accounts receivable	227,767	—
Property and equipment, net	185,261	—
Other assets	53,432	—
Intangible assets and goodwill	4,590,000	—
Net current liabilities assumed	(377,131)	—
Other liabilities assumed	(353,263)	—
Common stock issued	(760,341)	—

Cash paid for acquired business, net of cash acquired of $200,972	3,565,725	—

Statement of comprehensive income

	For the Six Months Ended
	June 30,
	2007	2006
Net income	888,782	23,914
Net unrealized income on derivative instruments	—	15,996
Foreign currency translation adjustment	(4,826)	—

Total comprehensive income	883,956	39,910
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Interim Financial Statements:
Basis of Presentation.
     The financial statements included in this Quarterly Report on Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.
     Interim results are not necessarily indicative of results for the full fiscal year.
Note 2 — Earnings Per Share:
     Basic income per common share for the three and six months ended June 30, 2007 and 2006 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three and six months ended June 30, 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The computation of basic income per common share and diluted income per common share was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income – basic and diluted	$888,782	$23,914	$493,704	$80,142

Denominator – basic:
Weighted average number of common shares	11,535,242	11,128,185	11,602,176	11,202,712

Basic income per common share	$0.08	$0.00	$0.04	$0.01

Denominator – diluted:
Weighted average number of common shares	11,535,242	11,128,185	11,602,176	11,202,712

Common share equivalents of outstanding stock options	1,067,952	954,450	987,947	968,663
Common share equivalents of unrecognized compensation expense	64,916	—	63,466	—

Weighted average number of dilutive common equity shares	12,668,110	12,082,635	12,653,589	12,171,375

Diluted income per common share	$0.07	$0.00	$0.04	$0.01

     Options to purchase 330,800 and 140,000 shares of our common stock had been excluded from the calculation of diluted loss per common share for the three and six months ended June 30, 2007, as they were all antidilutive. Options to purchase 470,750 and 666,850 shares of our common stock had been excluded from the calculation of diluted loss per common share for the three and six months ended June 30, 2006, as they were all antidilutive.
Note 3 – Commitments and Contingencies:
     On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this employment agreement, our President and Chief Executive Officer can potentially receive up to

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
25,000 shares of the company’s common stock each fiscal year. Based on management’s assumptions, we recognized the related proportionate expense for these stock units for the six months ended June 30, 2007. The aggregate amount due from January 1, 2007 through the expiration under these agreements was $981,333. On February 27, 2007, in connection with his employment agreement related to fiscal year 2006, we issued 14,850 shares of common stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares. In addition, we have an employment agreement with our Chief Financial Officer that expires February 5, 2008.
Note 4 – Business Segments
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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical
	Contract	CapMed	Consolidated
	Services	Division	Total
For the three months ended June 30, 2007
Total revenues	$11,487,166	$199,038	$11,686,204
Total cost and expenses	$10,398,199	$614,260	$11,012,459
Income (loss) from operations	$1,088,967	$(415,222)	$673,745

For the three months ended June 30, 2006
Total revenues	$10,090,609	$124,132	$10,214,741
Total cost and expenses	$9,733,325	$463,065	$10,196,390
Income (loss) from operations	$357,284	$(338,933)	$18,351

For the six months ended June 30, 2007
Total revenues	$22,428,505	$333,154	$22,761,659
Total cost and expenses	$20,457,484	$1,128,788	$21,586,272
Income (loss) from operations	$1,971,021	$(795,634)	$1,175,387

For the six months ended June 30, 2006
Total revenues	$19,314,345	$210,147	$19,524,492
Total cost and expenses	$18,667,564	$1,032,640	$19,700,204
Income (loss) from operations	$646,781	$(822,493)	$(175,712)
     Our foreign customers accounted for approximately 36% and 26% of service revenues for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, our foreign customers accounted for approximately 38% and 23% of service revenues, respectively.
Note 5 – Accounts Receivable and Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts on a specific identification method for

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of our customers’ ability to make payments, additional allowances may be required. We do not have any off-balance-sheet credit exposure related to our customers and the trade accounts receivable does not bear interest.

	June 30, 2007	December 31, 2006
Billed trade accounts receivable	$5,183,346	$4,781,682
Unbilled trade accounts receivable	1,086,069	771,818
Other	11,572	11,248

Total Receivables	$6,280,987	$5,564,748

Allowance Rollforward:
Balance at January 1, 2007	$14,000
Additions	—
Write offs (net of recoveries)	(14,000)

Balance at June 30, 2007	$—
Note 6 – Income Taxes
     We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, we consider our future taxable income and on-going prudent and feasible tax planning strategies. In the event that we were to determine that, in the future, we would be able to realize our deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should we determine that it is more likely than not that we will be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our net operating loss (NOL) carryforwards is fully utilized or has expired. Our current and long-term deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue and our NOL carryforwards. We have determined that there will be sufficient future taxable income to more likely than not utilize the unlimited net operating loss carryforward at June 30, 2007.
     We have accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) carryforwards of $1.5 million as of June 30, 2007. The losses will expire, if unused in the years 2009-2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in our

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
ownership, which may be outside our knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, we have estimated that $1.1 million of our current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations and have a valuation allowance of $408,000 for this limitation at December 31, 2006 and June 30, 2007.
     On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to change during the next twelve months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal taxes for years 2005 and 2006 are subject to examination. Our state taxes for years 2000 through 2006 are subject to examination. Our foreign taxes have never been reviewed and are subject to examination by the respective authorities since the inception of our foreign subsidiaries.
Note 7 – Derivatives and Other Hedging Instruments
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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
were to hedge against the exposure to variability in our cash flows resulting from Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,109 for the options.
     During the three months ended March 31, 2007, we exercised the remaining two options and a gain of $10,398 was recognized in the Consolidated Statement of Operations on the exercised options. We did not exercise or enter into any foreign currency options for the three months ended June 30, 2007. During the six months ended June 30, 2006, we exercised 2 options and a loss of $4,966 was recognized in the Consolidated Statement of Operations.
     Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged. As of June 30, 2007, there are no outstanding derivative positions because our Euro denominated cash flows have risen to a level commensurate with Euro denominated costs for our European subsidiaries in France and the Netherlands, and thereby substantially mitigating our foreign exchange rate risk exposure.
Note 8 – Acquisition
     On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France to expand our therapeutic expertise in the Central Nervous System and Neurovascular areas. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,340 was paid in 93,408 shares of our common stock. We also incurred approximately $673,000 in acquisition costs. The result of operations of Theralys were included in our Consolidated Statements of Income, Cash Flows and Balance Sheet at the acquisition date. The assets acquired primarily consisted of $4,221,000 goodwill, $291,000 software, $52,000 customer relationship and $26,000 non-compete. The purchase price allocation of Theralys used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the fair value of the assets acquired and liabilities assumed. We do not expect the finalization of these matters to have a material effect on the allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Pharmaceutical Contract Services
     We are a global pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. We specialize in assisting our clients in the design and management of the medical imaging component of clinical trials for all modalities, which includes computerized tomography (CT), magnetic resonance imaging (MRI), radiography, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA), central nervous system (CNS) MRI and ultrasound. We provide services that include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.
     Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability. Service revenues were generated from 110 clients encompassing 229 distinct projects for the six months ended June 30, 2007. This compares to 115 clients encompassing 241 distinct projects for the six months ended June 30, 2006.
     Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $80.1 million as of June 30, 2007. This compares to $65.6 million as of June 30, 2006. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is canceled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.
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
     CapMed Division
     Our CapMed division offers the Personal Health Record software, referred to as PHR, and the patent-pending Personal HealthKey™ technology. The PHR is a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The Personal HealthKey™ plugs into a computer’s USB port, allowing doctors and patients easy access to the patient’s medical record without the need for additional hardware or software, and it is password protected. Our hybrid product offering also includes patient access to personal health information on line and via cell phone and is interoperable with a wide range of third party vendors.
     We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We continue to pursue alliances and evaluate strategic alternatives to maximize shareholder value. We believe that continued emphasis on improving patient care and reducing cost will contribute to the growth of the personal electronic medical records market. CapMed continues to progress towards the completion of its dot-net conversion and development of its web portal strategy, which includes a web-based PHR. Once completed, our customers will have the choice of managing their health through an on-line PHR, from their desktop PC or from our patent-pending USB Healthkey, which we believe will further enhance value in the marketplace and reduce the lengthy sales cycle typical in this space. We continue to be encouraged by the long-term prospects for this division although the revenue generating adoption rate has been slower than anticipated, a number of favorable important partnerships are coming much closer to fruition.
Forward Looking Statements
     Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”,

“should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; growth potential for our CapMed division; the demand for our services and technologies; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions and the integration of current acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Quarterly Report on Form 10-Q and expressed from time to time in our filings with the SEC, as well as the risk factors set forth in our Annual Report on Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Application of Critical Accounting Policies and Estimates
     On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to change during the next twelve months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal taxes for years 2005 and 2006 are subject to examination. Our state taxes for years 2000 through 2006 are subject to examination. Our foreign taxes have never been reviewed and are subject to examination by the respective authorities since the inception of our foreign subsidiaries.

Results of Operations
     Three Months Ended June 30, 2007 and 2006

			Three
	Three Months		Months
	Ended		Ended
	June 30,	% of Total	June 30,	% of Total
	2007	Revenue	2006	Revenue	$ Change	% Change

Service revenues	$9,403,388	80.5%	$7,970,354	78.0%	$1,433,034	18.0%
Reimbursement revenues	2,282,816	19.5%	2,244,387	22.0%	38,429	1.7%

Total revenues	11,686,204	100.0%	10,214,741	100.0%	1,471,463	14.4%

Cost and expenses:
Cost of revenues	7,706,325	65.9%	7,363,466	72.1%	342,859	4.7%
General and administrative expenses	1,567,145	13.4%	1,391,816	13.6%	175,329	12.6%
Sales and marketing expenses	1,738,989	14.9%	1,441,108	14.1%	297,881	20.7%

Total cost and expenses	11,012,459	94.2%	10,196,390	99.8%	816,069	8.0%

Income from operations	673,745	5.8%	18,351	0.2%	655,394	3,571.4%
Interest income	155,496	1.3%	128,912	1.3%	26,584	20.6%
Interest expense	(6,401)	(0.1)%	(13,693)	(0.1)%	7,292	(53.3)%

Income before income tax benefit	822,840	7.0%	133,570	1.3%	689,270	516.0%

Income tax provision	329,136	2.8%	53,428	0.5%	275,708	516.0%

Net income	$493,704	4.2%	$80,142	0.8%	$413,562	516.0%

     Service revenues for the three months ended June 30, 2007 and 2006 were $9,403,388 and $7,970,354 respectively, an increase of $1,433,034, or 18.0%. The increase in service revenues was due to an increase in work performed from our increased backlog. Our backlog at June 30, 2007 was $80.1 million compared to $65.6 million at June 30, 2006, an increase of 22.1%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.
     Service revenues were generated from 104 clients encompassing 213 distinct projects for the three months ended June 30, 2007. This compares to 102 clients encompassing 222 distinct projects for the three months ended June 30, 2006. This decrease in the number of projects is in part due to a marketing focus on larger clinical trials projects. No one client accounted for more than 10% of our service revenue for the three months ended June 30, 2007. One client, Novartis Pharmaceuticals, Inc., encompassing 13 projects represented 14.5% of our service revenues for the three months ended June 30, 2006. Service revenues generated from our client base, while still concentrated as measured by the number of clients, is more dispersed when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.
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
     Cost of revenues for the three months ended June 30, 2007 and 2006 was $7,706,325 and $7,363,466 respectively, an increase of $342,859, or 4.7%. The increase in cost of revenues is primarily due to the addition of operating costs from Theralys S.A. Cost of revenues for the three months ended June 30, 2007 and three months ended June 30, 2006 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2007 as reimbursement revenues and service revenues increase.
     General and administrative expenses for the three months ended June 30, 2007 and 2006 was $1,567,145 and $1,391,816 respectively, an increase of $175,329, or 12.6%. General and administrative expenses for the three months ended June 30, 2007 and three months ended June 30, 2006 consisted primarily of salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expense will increase in 2007 due to anticipated additional expenditures for compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percentage of total revenues decreased slightly for the three months ended June 30, 2007 from the three months ended June 30, 2006 primarily due to a greater increase in our total revenues for the three months ended June 30, 2007.
     Sales and marketing expenses for the three months ended June 30, 2007 and 2006 was $1,738,989 and $1,441,108 respectively, an increase of $297,881, or 20.7%. Sales and marketing expenses for the three months ended June 30, 2007 and three months ended June 30, 2006 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to an increase in our CapMed division’s sales and marketing expenses of $165,000 and an increase in tradeshow attendance and marketing expenditures. We expect that sales and marketing expenses will increase in fiscal 2007 as we continue to expand our market presence in the United States and Europe. The increase in sales and marketing expenses as a percentage of total revenues to 14.9% for the three months ended

June 30, 2007 from 14.1% for the three months ended June 30, 2006 is primarily due to the increase in CapMed costs.
     Net interest income was $149,095 for the three months ended June 30, 2007 and net interest income was $115,219 for the three months ended June 30, 2006, an increase of $33,876 or 29.4%. This increase is primarily due to earning higher rates of return on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for the three months ended June 30, 2007 and 2006 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Interest income may decrease in fiscal 2007 if we utilize cash for acquisitions.
     Income before income taxes was $822,840 for the three months ended June 30, 2007, and $133,570 for the three months ended June 30, 2006. The increase was due to greater service revenue while expenses increased at a slower rate due to our process improvement efforts.
     Our income tax provision for the three months ended June 30, 2007 and 2006 was $329,136 and $53,428, respectively. Our effective tax rate is approximately 40% for fiscal 2007 and fiscal 2006.

     Six Months Ended June 30, 2007 and 2006

	Six Months		Six Months
	Ended		Ended
	June 30,	% of Total	June 30,	% of Total
	2007	Revenue	2006	Revenue	$ Change	% Change

Service revenues	$18,162,809	79.8%	$15,212,945	77.9%	$2,949,864	19.4%
Reimbursement revenues	4,598,850	20.2%	4,311,547	22.1%	287,303	6.7%

Total revenues	22,761,659	100.0%	19,524,492	100.0%	3,237,167	16.6%

Cost and expenses:
Cost of revenues	15,247,834	67.0%	14,048,306	72.0%	1,199,528	8.5%
General and administrative expenses	3,039,423	13.4%	2,763,062	14.2%	276,361	10.0%
Sales and marketing expenses	3,299,015	14.5%	2,888,836	14.8%	410,179	14.2%

Total cost and expenses	21,586,272	94.9%	19,700,204	100.9%	1,886,068	9.6%

Income (loss) from operations	1,175,387	5.1%	(175,712)	(0.9)%	1,351,099	(768.9)%
Interest income	316,048	1.4%	246,445	1.3%	69,603	28.2%
Interest expense	(10,131)	0%	(30,876)	(0.2)%	20,745	(67.2)%

Income before income tax benefit	1,481,304	6.5%	39,857	0.2%	1,441,447	3616.5%

Income tax provision	592,522	2.6%	15,943	0.1%	576,579	3616.5%

Net income	$888,782	3.9%	$23,914	0.1%	$864,868	3616.5%

     Service revenues for the six months ended June 30, 2007 and 2006 were $18,162,809 and $15,212,945 respectively, an increase of $2,949,864, or 19.4%. The increase in service revenues was due to an increase in work performed from our increased backlog. Our backlog at June 30, 2007 was $80.1 million compared to $65.6 million at June 30, 2006, an increase of 22.1%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.
     Service revenues were generated from 110 clients encompassing 229 distinct projects for the six months ended June 30, 2007. This compares to 115 clients encompassing 241 distinct projects for the six months ended June 30, 2006. This decrease in the number of projects is in part due to a marketing focus on larger clinical trials projects. No one client accounted for more than 10% of our service revenue for the six months ended June 30, 2007. One client, Novartis Pharmaceuticals, Inc., encompassing 13 projects represented 13.1% of our service revenues for the six months ended June 30, 2006. Service revenues generated from our client base, while still concentrated as measured by the number of clients, is more dispersed when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.
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
     Cost of revenues for the six months ended June 30, 2007 and 2006 was $15,247,834 and $14,048,306 respectively, an increase of $1,199,528, or 8.5%. The increase in cost of revenues is primarily due to the increase in reimbursement revenues of $287,000, the addition of operating costs from Theralys S.A. of $550,000 and an overall increase in costs to support our higher revenue base. Cost of revenues for the six months ended June 30, 2007 and six months ended June 30, 2006 were comprised of professional salaries and benefits, allocated overhead and pass-through costs. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2007 as reimbursement revenues and service revenues increase.
     General and administrative expenses for the six months ended June 30, 2007 and 2006 was $3,039,423 and $2,763,062 respectively, an increase of $276,361, or 10.0%. General and administrative expenses for the six months ended June 30, 2007 and six months ended June 30, 2006 consisted primarily of salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expense will increase in 2007 due to anticipated additional expenditures for compliance with the Sarbanes-Oxley Act of 2002. The decrease in general and administrative expenses as a percentage of total revenues to 13.4% for the six months ended June 30, 2007 from 14.2% for the six months ended June 30, 2006 is primarily due to a greater increase in our total revenues for the six months ended June 30, 2007.
     Sales and marketing expenses for the six months ended June 30, 2007 and 2006 was $3,299,015 and $2,888,836 respectively, an increase of $410,179, or 14.2%. Sales and marketing expenses for the six months ended June 30, 2007 and six months ended June 30, 2006 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to an increase in our CapMed division’s sales and marketing expenses of $131,000 and an increase in tradeshow attendance and marketing expenditures. We expect that sales and marketing expenses will increase in fiscal 2007 as we continue to expand our market presence in the United States and Europe. The decrease in sales and marketing expenses as a percentage of total revenues to 14.5% for the six months ended June 30, 2007 from 14.8% for the six months ended June 30, 2006 is primarily due to a greater increase in our total revenues for the six months ended June 30, 2007.
     Net interest income was $305,917 for the six months ended June 30, 2007 and net interest income was $215,569 for the six months ended June 30, 2006, an increase of $90,348 or 41.9%. This increase is primarily due to having a higher cash balance to invest and earning higher rates of return on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for the six months ended June 30, 2007 and 2006 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Interest income may decrease in fiscal 2007 if we utilize cash for acquisitions.
     Income before income taxes was $1,481,304 for the six months ended June 30, 2007, and $39,857 for the six months ended June 30, 2006. The increase was due to greater service revenue while expenses increased at a slower rate due to our process improvement efforts.
     Our income tax provision for the six months ended June 30, 2007 and 2006 was $592,522 and $15,943, respectively. Our effective tax rate is approximately 40% for fiscal 2007 and fiscal 2006.
     Business Segments
     We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 5 – Business Segments” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2007, we had CapMed segment sales of $199,038 and total costs and expenses of $614,260, consisting of $483,166 of sales and marketing expenses, $120,791 of general and administrative expenses and $10,303 of cost of revenues. During the six months ended June 30, 2007, we had CapMed segment sales of $333,154 and total costs and expenses of $1,128,788, consisting of $882,325 of sales and marketing expenses, $220,582 of general and administrative expenses and $25,881 of cost of revenues.

     Liquidity and Capital Resources

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Net cash provided by operating activities	$3,789,304	$3,522,215
Net cash used in investing activities	$(5,349,230)	$(1,041,262)
Net cash used in financing activities	$(123,584)	$(441,652)
     At June 30, 2007, we had cash and cash equivalents of $14,482,754. Working capital at June 30, 2007 was $7,012,210.
     Net cash provided by operating activities for the six months ended June 30, 2007 was $3,789,304 as compared to $3,522,215 for the six months ended June 30, 2006. This increase from the prior year is primarily due to the increase in net income.
     Net cash used in investing activities for the six months ended June 30, 2007 was $(5,349,230) as compared to $(1,041,262) for the six months ended June 30, 2006. The increase was primarily due to $3,565,725 used for the acquisition of Theralys, S.A. on February 6, 2007. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2007 will be approximately $1 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations as well as capitalization of software costs.
     Net cash used in financing activities for the six months ended June 30, 2007 was $(123,584) as compared to $(441,652) for the six months ended June 30, 2006. The change is primarily attributable to the payments under equipment lease obligations of $273,511 offset by cash received from the exercise of stock options of $149,927.

     The following table lists our cash contractual obligations as of June 30, 2007:

	Payments Due By Period
					More
		Less than 1			than 5
Contractual obligations	Total	year	1-3 years	3-5 years	years

Capital lease obligations	$277,983	$237,433	$40,550	$—	$—

Facility rent operating leases	$5,732,505	$1,448,577	$3,188,210	$1,095,718	$—

Employment agreements	$698,333	$475,000	$223,333	$—	$—

Total contractual cash obligations	$6,708,821	$2,161,010	$3,452,093	$1,095,718	$—

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
     During the six months ended June 30, 2007, we exercised the remaining two options and a gain of $10,398 was recognized in the Consolidated Statement of Income on the exercised options. During the six months ended June 30, 2006, we exercised two options and a loss of $4,966 was recognized in the Consolidated Statement of Income.
     Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Income based on the nature of the underlying cash flow hedged.
     As of June 30, 2007, we have not purchased any additional such Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts.
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
          Our fiscal year 2007 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations, or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects, could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Our plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next twelve months and the foreseeable future.
Changes to Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As of June 30, 2007, there have been no changes to such critical accounting policies and estimates, except for the adoption of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.

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
     Foreign Currency Risk
     Our financial statements are denominated in United States dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are primarily EURO denominated. At June 30, 2007 and December 31, 2006, a 10% increase or decrease in the EURO to U.S. dollar spot exchange rate would result in a change of $53,300 and $41,600 to our net asset position at June 30, 2007 and December 31, 2006, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
     We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at June 30, 2007 and December 31, 2006.
Item 4T. Controls and Procedures.
     Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, our president and chief executive officer (principal executive officer) and our chief financial officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner for the period covered by this report; and (ii) information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

          Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
          None.
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
     No one client represented 10% of our service revenue for the six months ended June 30, 2007. One client, Novartis Pharmaceuticals, Inc., encompassing 13 projects represented 13.1% of our service revenue for the six months ended June 30, 2006. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $80.1 million at June 30, 2007 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
Our business has expanded substantially in the past. Our continuing sales and marketing efforts have resulted in increased revenues. The number of projects under management was 213 in the second quarter of 2007. In addition, we acquired Theralys in February 2007, HeartCore in December 2004 and CapMed in November 2003.
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

               On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,340 was paid in 93,408 shares of our common stock. We also incurred approximately $673,000 in acquisition costs.
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
          During the second quarter of 2007, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated.
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
     Our CapMed division had a loss from operations for the three months ended June 30, 2007 of $415,222 and a loss of operations of $795,634 for the six months ended June 30, 2007. If our CapMed division continues to incur such losses, our business, results of operations and financial condition will be materially adversely affected.
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
     As of June 30, 2007, we had the following capital structure:

Common stock outstanding	11,620,867

Common stock issuable upon:
Exercise of options which are outstanding	1,768,025

Exercise of options which have not been granted	598,944

Total common stock outstanding assuming exercise or conversion of all of the above	13,987,836
     As of June 30, 2007, we had outstanding options to purchase 1,768,025 shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $2.54 per share), of which 1,528,775 options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
     Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of June 30, 2007, we had 11,620,867 shares of our common stock issued and outstanding, all of which are currently freely tradable. On February 27, 2007, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.
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
     Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 25% of the outstanding shares of common stock and stock options that could have been converted to common stock at June 30, 2007, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2007 and June 30, 2007, our common stock has traded at a low of $5.75 per share and a high of $9.40 per share.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Our annual meeting of stockholders was held on May 9, 2007.

(b)	The following is a list of all of the nominees for Director of our company who were elected at the annual meeting and whose term of office continued after the meeting:
(i)	Mark L. Weinstein

(ii)	Jeffrey H. Berg, Ph.D.

(iii)	Richard F. Cimino

(iv)	E. Martin Davidoff, CPA, Esq.

(v)	David E. Nowicki, D.M.D.

(vi)	David M. Stack

(vii)	Paula B. Stafford

(viii)	James A. Taylor, Ph.D.
(c)	There were present at the annual meeting, in person or by proxy, 10,522,112 shares of common stock out of a total of 11,582,342 shares of our common stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

(i)	The results of the vote taken at the meeting for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld

Mark L. Weinstein	10,416,459	105,653

Jeffrey H. Berg, Ph.D.	10,416,964	105,148

Richard F. Cimino	10,425,053	97,059

E. Martin Davidoff, CPA, Esq.	10,421,914	100,198

David E. Nowicki, D.M.D.	10,423,064	99,048

David M. Stack	10,423,064	99,048

Paula B. Stafford	10,426,264	95,848

James A. Taylor, Ph.D.	10,416,464	105,648
(ii)	A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The results of the vote taken at the annual meeting with respect to such appointment were as follows:

For	Against	Abstain

10,460,298	60,439	1,375

Item 5. Other Information.
     None.
Item 6. Exhibits.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: August 9, 2007	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive
Officer (Principal Executive Officer)

DATE: August 9, 2007	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)