Form 10-Q
period 2007-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2007-11-14
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes: ☐      No:☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2007:

Class	Number of Shares

Common Stock, $0.00025 par value	11,696,108

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,702,980	$16,166,264
Accounts receivable, net	7,359,179	5,564,748
Prepaid expenses and other current assets	1,120,860	1,237,405
Deferred income taxes	3,188,475	2,210,800

Total current assets	26,371,494	25,179,217

Property and equipment, net	7,624,611	5,908,281

Intangibles	497,941	354,972

Goodwill	6,093,466	1,872,466

Deferred income taxes	—	272,954

Other assets	557,220	519,821

Total assets	$41,144,732	$34,107,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,756,609	$1,720,481
Accrued expenses and other current liabilities	4,792,745	3,334,554
Deferred revenue	11,689,858	9,451,219
Current maturities of capital lease obligations	173,573	454,458

Total current liabilities	18,412,785	14,960,712
Long-term capital lease obligations	—	97,036
Deferred income taxes	579,605	—
Other liability	593,028	208,208

Total liabilities	19,585,418	15,265,956

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at September 30, 2007 and at December 31, 2006	—	—
Common stock — $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,674,113 shares at September 30, 2007 and 11,309,550 shares at December 31, 2006	2,920	2,827
Additional paid-in capital	24,053,074	22,864,390
Accumulated deficit	(2,506,975)	(4,042,619)
Accumulated other comprehensive gain	10,295	17,157

Stockholders’ equity	21,559,314	18,841,755

Total liabilities and stockholders’ equity	$41,144,732	$34,107,711

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	September 30,
	2007	2006
Service revenues	$9,563,241	$8,094,141
Reimbursement revenues	2,893,342	2,211,783

Total revenues	12,456,583	10,305,924

Cost and expenses:
Cost of service revenues	5,392,924	4,903,640
Cost of reimbursement revenues	2,893,342	2,211,783
Sales and marketing expenses	1,724,134	1,358,641
General and administrative expenses	1,558,060	1,401,852

Total cost and expenses	11,568,460	9,875,916

Income from operations	888,123	430,008
Interest income	168,295	146,904
Interest expense	(1,144)	(10,154)

Income before income tax provision	1,055,274	566,758
Income tax provision	408,412	200,082

Net income	$646,862	$366,676

Basic income per common share	$0.06	$0.03

Weighted average number of common shares	11,658,035	11,213,887

Diluted income per common share	$0.05	$0.03

Weighted average number of dilutive common equivalent shares	12,677,704	12,125,613

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Service revenues	$27,829,986	$23,452,033
Reimbursement revenues	7,388,256	6,378,383

Total revenues	35,218,242	29,830,416

Cost and expenses:
Cost of service revenues	16,145,845	14,785,346
Cost of reimbursement revenues	7,388,256	6,378,383
Sales and marketing expenses	5,023,149	4,247,477
General and administrative expenses	4,597,481	4,164,914

Total cost and expenses	33,154,731	29,576,120

Income from operations	2,063,511	254,296
Interest income	484,343	393,349
Interest expense	(11,276)	(41,030)

Income before income tax provision	2,536,578	606,615
Income tax provision	1,000,934	215,472

Net income	$1,535,644	$391,143

Basic income per common share	$0.13	$0.03

Weighted average number of common shares	11,576,638	11,197,985

Diluted income per common share	$0.12	$0.03

Weighted average number of dilutive common equivalent shares	12,669,302	12,121,454

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,535,644	$391,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,721,584	1,535,422
Benefit for deferred income taxes	(125,116)	(274,874)
Bad debt benefit	—	1,245
Non-cash stock based compensation expense	365,398	200,630
(Gain) loss on foreign currency options	(10,398)	51,656
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,597,389)	884,520
Decrease (increase) in prepaid expenses and other current assets	81,018	(81,104)
Decrease (increase) in other assets	44,801	(68,943)
Decrease in accounts payable	(135,399)	(665,486)
Increase in accrued expenses and other current liabilities	1,224,114	837,025
Increase in deferred revenue	2,096,872	2,613,393
Increase in other liabilities	18,881	5,214

Net cash provided by operating activities	5,220,010	5,429,841

Cash flows from investing activities:
Purchases of property and equipment	(2,959,666)	(1,627,672)
Cash paid for acquisition, net of cash acquired	(3,565,725)	—

Net cash used in investing activities	(6,525,391)	(1,627,672)

Cash flows from financing activities:
Payments under equipment lease obligations	(377,921)	(694,648)
Premium paid for foreign currency options	—	(14,077)
Proceeds from exercise of stock options	220,018	62,279

Net cash used in financing activities	(157,903)	(646,446)

Net (decrease) increase in cash and cash equivalents	(1,463,284)	3,155,723
Cash and cash equivalents at beginning of period	16,166,264	10,553,668

Cash and cash equivalents at end of period	$14,702,980	$13,709,391

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Supplemental cash flow disclosure
Schedule of non cash investing and financing activities

	For the Nine Months Ended
	September 30,
	2007	2006
Increase in property, plant and equipment acquisitions in accounts payable	$88,434	$198,439
Acquired business

	For the Nine Months Ended
	September 30,
	2007	2006

Accounts receivable	$227,767	—
Property and equipment	185,261	—
Other assets	53,432	—
Intangible assets and goodwill	4,590,000	—
Net current liabilities assumed	(377,131)	—
Other liabilities assumed	(353,263)	—
Common stock issued	(760,341)	—

Cash paid for acquired business, net of cash acquired of $200,972	$3,565,725	—
Statement of comprehensive income

	For the Nine Months Ended
	September 30,
	2007	2006

Net income	$1,535,644	$391,143
Net unrealized income on derivative instruments	—	(8,191)
Equity adjustment from foreign currency translation	10,295	—

Total comprehensive income	$1,545,939	$382,952
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
     Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 financial statement presentation. We have reclassed certain reimbursable items and have changed the presentation of our service revenues, reimbursement revenues, cost of service revenues and cost of reimbursement revenues.
Functional Currency.
Historically, the functional currency for our Netherlands operations was the US Dollar based on an initial evaluation of economic factors as set forth in SFAS 52.
We periodically evaluate the economic facts and circumstances that led to the initial conclusion that the functional currency of the Netherlands operation was the US Dollar for any significant changes that might indicate that the functional currency of the Netherlands operation had changed. Based on our most recent evaluation performed in connection with the commencement of our quarter ended September 30, 2007, we concluded that, effective July 1, 2007, the functional currency of our Netherlands operation is the Euro. The primary economic factor change was the increase in the sales price and market indicator of significantly more contracts in EUROs as well as the cash flow and financing indicator of US Dollar to Euro in our Netherlands operation. The equity adjustment from this foreign currency translation was $10,295 at September 30, 2007.
Note 2 – Earnings Per Share:

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Basic income per common share for the three and nine months ended September 30, 2007 and 2006 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three and nine months ended September 30, 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The computation of basic income per common share and diluted income per common share was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income – basic and diluted	$1,535,644	$391,143	$646,862	$366,676

Denominator – basic:
Weighted average number of common shares	11,576,638	11,197,985	11,658,035	11,213,887

Basic income per common share	$0.13	$0.03	$0.06	$0.03

Denominator – diluted:
Weighted average number of common shares	11,576,638	11,197,985	11,658,035	11,213,887

Common share equivalents of outstanding stock options	1,025,897	923,469	950,320	911,726

Common share equivalents of unrecognized compensation expense	66,767	—	69,349	—

Weighted average number of dilutive common equity shares	12,669,302	12,121,454	12,677,704	12,125,613

Diluted income per common share	$0.12	$0.03	$0.05	$0.03

     Options to purchase 322,800 and 137,000 shares of our common stock had been excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2007, as they were all antidilutive. Options to purchase 665,100 shares of our common stock had been excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2006, as they were all antidilutive.
Note 3 – Commitments and Contingencies:
     On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
employment agreement, our President and Chief Executive Officer can potentially receive up to 25,000 shares of the company’s common stock each fiscal year.  Based on management’s assumptions, we recognized the related proportionate expense for these stock units for the nine months ended September 30, 2007.  The aggregate amount due from January 1, 2007 through the expiration under these agreements was $981,333. On February 27, 2007, in connection with his employment agreement related to fiscal year 2006, we issued 14,850 shares of common stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares. In addition, we have an employment agreement with our Chief Financial Officer that expires February 5, 2008.
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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical
	Contract	CapMed	Consolidated
	Services	Division	Total
For the three months ended September 30, 2007
Total revenues	$12,393,906	$62,677	$12,456,583
Total cost and expenses	$10,828,548	$739,912	$11,568,460

Income (loss) from operations	$1,565,358	$(677,235)	$888,123

For the three months ended September 30, 2006
Total revenues	$10,285,894	$20,030	$10,305,924
Total cost and expenses	$9,488,345	$387,571	$9,875,916

Income (loss) from operations	$797,549	$(367,541)	$430,008

For the nine months ended September 30, 2007
Total revenues	$34,822,411	$395,831	$35,218,242
Total cost and expenses	$31,321,419	$1,833,312	$33,154,731

Income (loss) from operations	$3,500,992	$(1,437,481)	$2,063,511

For the nine months ended September 30, 2006
Total revenues	$29,600,239	$230,177	$29,830,416
Total cost and expenses	$28,154,036	$1,422,084	$29,576,120

Income (loss) from operations	$1,446,203	$(1,191,907)	$254,296

     Our foreign customers accounted for approximately 41% and 29% of service revenues for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, our foreign customers accounted for approximately 50% and 31% of service revenues, respectively.
Note 5 – Accounts Receivable and Allowance for Doubtful Accounts

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	September 30, 2007	December 31, 2006
Billed trade accounts receivable	$5,681,280	$4,781,682
Unbilled trade accounts receivable	1,658,364	771,818
Other	19,535	11,248

Total Receivables	$7,359,179	$5,564,748

Allowance Rollforward:
Balance at January 1, 2007	$14,000
Additions	—
Write offs (net of recoveries)	(14,000)

Balance at September 30, 2007	$0
Note 6 – Income Taxes
     We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, we consider our future taxable income and on-going prudent and feasible tax planning strategies. In the event that we were to determine that, in the future, we would be able to realize our deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should we determine that it is more likely than not that we will be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made. Subsequent revisions to the estimated realizable value of our deferred tax assets could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until our net operating loss (NOL) carryforwards is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     We have accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) carryforwards of $1.1 million as of September 30, 2007. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in our ownership, which may be outside our knowledge or control,

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, we have estimated that this $1.1 million of remaining federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations and have a valuation allowance of $408,000 for this limitation at December 31, 2006 and September 30, 2007.
     On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to change during the next twelve months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2005 and 2006 are subject to examination. Our state taxes for years 2000 through 2006 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.
Note 7 – Derivatives and Other Hedging Instruments
     We have not entered into any derivatives or other hedging instruments during the nine months ended September 30, 2007. As of September 30, 2007, there are no outstanding derivative positions. All derivatives are recognized in our Consolidated Statement of Operations at fair value and are reported in prepaid expenses and other current assets on the Balance Sheet. To qualify for hedge accounting, we require that the instruments are effective in reducing the risk exposure that they are designated to hedge. For instruments that are associated with the hedge of cash flows, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value or cash flows of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.
     In accordance with our current foreign exchange rate risk management policy, since inception, we purchased twenty monthly Euro call options. Nineteen monthly call options were in the amount of 250,000 Euros each and one call option was for 200,000 Euros for anticipated additional costs in May, 2006. The first expiration was on July 27, 2005 and the last expiration was in March 2007 with a strike price ranging from $1.26 to $1.27. These options were to hedge

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
against the exposure to variability in our cash flows resulting from Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,109 for the options.
     During the three months ended March 31, 2007, we exercised the remaining two options and a gain of $10,398 was recognized in the Consolidated Statement of Operations on the exercised options. We did not exercise or enter into any foreign currency options for the six months ended September 30, 2007. During the nine months ended September 30, 2006, we exercised 4 options and a loss of $16,516 was recognized in the Consolidated Statement of Operations.
     Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we record a gain or loss from the derivative that is deferred in stockholders’ equity to the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.
Note 8 – Acquisition
     On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a company headquartered in Lyon, France to expand our therapeutic expertise in the Central Nervous System and Neurovascular areas. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,340 in value was paid with 93,408 shares of our common stock. We also incurred approximately $673,000 in acquisition costs. The purchase of the business was accounted for under the purchase method of accounting. The result of operations of Theralys were included in our financial statements at the acquisition date in our pharmaceutical contract services business segment. The assets acquired primarily consisted of $4,221,000 goodwill, $291,000 software, $52,000 customer relationship and $26,000 non-compete. The purchase price allocation of Theralys used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the fair values of the assets acquired and liabilities assumed. Any changes to the fair value of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the fair value of the assets acquired and liabilities assumed. We do not expect the finalization of these matters to have a material effect on the allocation.

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
     Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability. Service revenues were generated from 118 clients encompassing 251 distinct projects for the nine months ended September 30, 2007. This compares to 119 clients encompassing 267 distinct projects for the nine months ended September 30, 2006.
     Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $88.7 million as of September 30, 2007. This compares to $70.6 million as of September 30, 2006. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is canceled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than 3 months to 7 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.
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
     We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We continue to pursue alliances and evaluate strategic alternatives to maximize shareholder value. We believe that continued emphasis on improving patient care and reducing cost will contribute to the growth of the personal electronic medical records market. We also have developed an In Case of Emergency (ICEphr™) designed especially for use in emergencies to provide consumers with private and timely access to personal health information in a security-enhanced environment. In coming months, CapMed will be launching icePHR Mobile that will allow access to the information on cell phones and PDA’s and the comprehensive PHR Online product that will capture and maintain all aspects of personal health management. The markets for our CapMed division continue to evolve favorably. We continue to be encouraged by the long-term prospects for this division although the revenue generating adoption rate has been slower than anticipated,
Forward Looking Statements
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
     Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to change during the next twelve months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal taxes for years 2005 and 2006 are subject to examination. Our state taxes for years 2000 through 2006 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which addresses how companies should measure fair value when required for recognition or disclosure purposes under GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 157 and the related impact on our financial position and results of operations.

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) which permits companies to use fair value for reporting purposes under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 157 and the related impact on our financial position and results of operations.

Results of Operations
     Three Months Ended September 30, 2007 and 2006

			Three
	Three Months		Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
	2007	Revenue	2006	Revenue	$ Change	% Change

Service revenues	$9,563,241	76.8%	$8,094,141	78.5%	$1,469,100	18.2%
Reimbursement revenues	2,893,342	23.2%	2,211,783	21.5%	681,559	30.8%

Total revenues	12,456,583	100.0%	10,305,924	100.0%	2,150,659	20.9%

Cost and expenses:
Cost of service revenue	5,392,924	43.3%	4,903,640	47.6%	489,284	10.0%
Cost of reimbursement revenue	2,893,342	23.2%	2,211,783	21.5%	681,559	30.8%
Sales and marketing expenses	1,724,134	13.8%	1,358,641	13.2%	365,493	26.9%
General and administrative expenses	1,558,060	12.5%	1,401,852	13.6%	156,208	11.1%

Total cost and expenses	11,568,460	92.9%	9,875,916	95.9%	1,692,544	17.1%

Income from operations	888,123	7.1%	430,008	4.2%	458,115	106.5%
Interest income	168,295	1.4%	146,904	1.4%	21,391	14.6%
Interest expense	(1,144)	(0.0)%	(10,154)	(0.1)%	9,010	(88.7)%

Income before income tax provision	1,055,274	8.5%	566,758	5.5%	488,516	86.2%

Income tax provision	408,412	3.3%	200,082	1.9%	208,330	104.1%

Net income	$646,862	5.2%	$366,676	3.6%	$280,186	76.4%

     Service revenues for the three months ended September 30, 2007 and 2006 were $9,563,241 and $8,094,141 respectively, an increase of $1,469,100, or 18.2%. The increase in service revenues was due to an increase in work performed from our increased backlog. Our backlog at September 30, 2007 was $88.7 million compared to $70.6 million at September 30, 2006, an increase of 25.6%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.
     Service revenues were generated from 96 clients encompassing 221 distinct projects for the three months ended September 30, 2007. This compares to 100 clients encompassing 223 distinct projects for the three months ended September 30, 2006. This decrease in the number of projects is in part due to a marketing focus on larger clinical trials projects. One client, Hoffmann-LaRoche, encompassing nine projects represented 22.48% of our service revenues for the three months ended September 30, 2007. No one client accounted for more than 10% of our service revenue for the three months ended September 30, 2006. Service revenues generated from our client base, while still concentrated as measured by the number of clients, is more dispersed when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.
     Reimbursement revenues and cost of reimbursement revenues for the three months ended September 30, 2007 and 2006 were $2,893,342 and $2,211,783 respectively, an increase of $681,559, or 30.8%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the three months ended September 30, 2007 and 2006 were $5,392,924 and $4,903,640 respectively, an increase of $489,284, or 10.0%. The increase in cost of revenues is primarily due to the addition of operating costs from Theralys S.A. Cost of service revenues for the three months ended September 30, 2007 and three months ended September 30, 2006 were comprised of professional salaries and benefits and allocated overhead. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2007 as service revenues increase.
     Sales and marketing expenses for the three months ended September 30, 2007 and 2006 were $1,724,134 and $1,358,641 respectively, an increase of $365,493, or 26.9%. Sales and marketing expenses for the three months ended September 30, 2007 and three months ended September 30, 2006 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to an increase in our CapMed division’s sales and marketing expenses of $273,000 and an increase in tradeshow attendance and marketing expenditures. We expect that sales and marketing expenses will increase in fiscal 2007 as we continue to expand our market presence in the United States and Europe. The increase in sales and marketing expenses as a percentage of total revenues to 13.8% for the three months ended September 30, 2007 from 13.2% for the three months ended September 30, 2006 is primarily due to the increase in CapMed costs.
     General and administrative expenses for the three months ended September 30, 2007 and 2006 were $1,558,060 and $1,401,852 respectively, an increase of $156,208, or 11.1%. General and administrative expenses for the three months ended September 30, 2007 and three months ended September 30, 2006 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services, and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expense will increase in 2007 due to anticipated additional expenditures for compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percentage of total revenues decreased to 12.5% for the three months ended September 30, 2007 from 13.6% for the three months ended September 30, 2006 primarily due to a greater increase in our total revenues for the three months ended September 30, 2007.
     Net interest income was $167,151 for the three months ended September 30, 2007 and $136,750 for the three months ended September 30, 2006, an increase of $30,401 or 22.2%. This increase is primarily due to earning higher rates of return on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for the three months ended September 30, 2007 and 2006 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Interest income may decrease in fiscal 2007 if we utilize cash for further acquisitions.
     Income before income taxes was $1,055,274 for the three months ended September 30, 2007, and $566,758 for the three months ended September 30, 2006. The increase was due to greater service revenue while expenses increased at a slower rate due to our process improvement efforts.
     Our income tax provision for the three months ended September 30, 2007 and 2006 was $408,412 and $200,082, respectively. Our effective tax rate is approximately 40% for fiscal 2007. Our effective tax rate is approximately 37% for fiscal 2006. The lower effective tax rate in fiscal 2006 was due to the mix of pre-tax income in the U.S. versus the Netherlands. The Netherlands has a lower corporate income tax rate.

     Nine Months Ended September 30, 2007 and 2006

	Nine Months		Nine Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
	2007	Revenue	2006	Revenue	$ Change	% Change

Service revenues	$27,829,986	79.0%	$23,452,033	78.6%	$4,377,953	18.7%
Reimbursement revenues	7,388,256	21.0%	6,378,383	21.4%	1,009,873	15.8%

Total revenues	35,218,242	100.0%	29,830,416	100.0%	5,387,826	18.1%

Cost and expenses:
Cost of service revenue	16,145,845	45.8%	14,785,346	49.6%	1,360,499	9.2%
Cost of reimbursement revenue	7,388,256	21.0%	6,378,383	21.4%	1,009,873	15.8%
Sales and marketing expenses	5,023,149	14.3%	4,247,477	14.2%	775,672	18.3%
General and administrative expenses	4,597,481	13.1%	4,164,914	14.0%	432,567	10.4%

Total cost and expenses	33,154,731	94.1%	29,576,120	99.1%	3,578,611	12.1%

Income (loss) from operations	2,063,511	5.9%	254,296	0.9%	1,809,215	711.5%
Interest income	484,343	1.4%	393,349	1.3%	90,994	23.1%
Interest expense	(11,276)	(0.0)%	(41,030)	(0.1)%	29,754	(72.5)%

Income before income tax provision	2,536,578	7.2%	606,615	2.0%	1,929,963	318.2%

Income tax provision	1,000,934	2.8%	215,472	0.7%	758,462	364.5%

Net income	$1,535,644	4.4%	$391,143	1.3%	$1,144,501	292.6%

     Service revenues for the nine months ended September 30, 2007 and 2006 were $27,829,986 and $23,452,033 respectively, an increase of $4,377,953, or 18.7%. The increase in service revenues was due to an increase in work performed from our increased backlog. Our backlog at September 30, 2007 was $88.7 million compared to $70.6 million at September 30, 2006, an increase of 25.6%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.
     Service revenues were generated from 118 clients encompassing 251 distinct projects for the nine months ended September 30, 2007. This compares to 119 clients encompassing 267 distinct projects for the nine months ended September 30, 2006. This decrease in the number of projects is in part due to a marketing focus on larger clinical trials projects. One client, Hoffmann-LaRoche, encompassing nine projects represented 11.1% of our service revenues for the nine months ended September 30, 2007. One client, Novartis Pharmaceuticals, Inc., encompassing 14 projects represented 11.4% of our service revenues for the nine months ended September 30, 2006. Service revenues generated from our client base, while still concentrated as measured by the number of clients, is more dispersed when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.
     Reimbursement revenues and cost of reimbursement revenues for the nine months ended September 30, 2007 and 2006 were $7,388,256 and $6,378,383 respectively, an increase of $1,009,873, or 15.8%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the nine months ended September 30, 2007 and 2006 were $16,145,845 and $14,785,346 respectively, an increase of $1,360,499, or 9.2%. The increase in cost of revenues is primarily due to the addition of operating costs from Theralys S.A. Cost of service revenues for the nine months ended September 30, 2007 and nine months ended September 30, 2006 were comprised of professional salaries and benefits and allocated overhead. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2007 as service revenues increase.
     Sales and marketing expenses for the nine months ended September 30, 2007 and 2006 were $5,023,149 and $4,247,477 respectively, an increase of $775,672, or 18.3%. Sales and marketing expenses for the nine months ended September 30, 2007 and nine months ended September 30, 2006 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to an increase in our CapMed division’s sales and marketing expenses of $375,000 and an increase in tradeshow attendance and marketing expenditures. We expect that sales and marketing expenses will increase in fiscal 2007 as we continue to expand our market presence in the United States and Europe. Sales and marketing expenses as a percentage of total revenues for the nine months ended September 30, 2007 remained consistent at 14.3% from nine months ended September 30, 2006 at 14.2%.
     General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $4,597,481 and $4,164,914 respectively, an increase of $432,567, or 10.4%. General and administrative expenses for the nine months ended September 30, 2007 and nine months ended September 30, 2006 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services, and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expense will increase in 2007 due to anticipated additional expenditures for compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses as a percentage of total revenues decreased to 13.1% for the nine months ended September 30, 2007 from 14.0% for the nine months ended September 30, 2006 primarily due to a greater increase in our total revenues for the nine months ended September 30, 2007.
     Net interest income was $473,067 for the nine months ended September 30, 2007 and $352,319 for the nine months ended September 30, 2006, an increase of $120,748 or 34.3%. This increase is primarily due to having a higher cash balance to invest and earning higher rates of return on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for the nine months ended September 30, 2007 and 2006 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Interest income may decrease in fiscal 2007 if we utilize cash for further acquisitions.
     Income before income taxes was $2,536,578 for the nine months ended September 30, 2007, and $606,615 for the nine months ended September 30, 2006. The increase was due to greater service revenue while expenses increased at a slower rate due to our process improvement efforts.
     Our income tax provision for the nine months ended September 30, 2007 and 2006 was $1,000,934 and $215,472, respectively. Our effective tax rate is approximately 40% for fiscal 2007. Our effective tax rate is approximately 37% for fiscal 2006. The lower effective tax rate in fiscal 2006 was due to the mix of pre-tax income in the U.S. versus the Netherlands. The Netherlands has a lower corporate income tax rate.
     Business Segments
     We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 4 – Business Segments” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
     During the three months ended September 30, 2007, we had CapMed segment sales of $62,677 and total costs and expenses of $739,912, consisting of $574,779 of sales and marketing expenses, $143,695 of general and administrative expenses and $21,438 of cost of revenues. This compares to the three months ended September 30, 2006 whereby we had CapMed segment sales of $20,030 and total costs and expenses of $387,571, consisting of $301,573 of sales and marketing expenses, $75,393 of general and administrative expenses and $10,606 of cost of revenues. The increase in sales and marketing expense was primarily due to increased tradeshow attendance, website re-design and a general marketing and public relations cost increase.
     During the nine months ended September 30, 2007, we had CapMed segment sales of $395,831 and total costs and expenses of $1,833,312, consisting of $1,428,794 of sales and marketing expenses, $357,199 of general and administrative expenses and $47,319 of cost of revenues. This compares to the nine months ended September 30, 2006 whereby we had

CapMed segment sales of $230,177 and total costs and expenses of $1,422,084, consisting of $1,054,235 of sales and marketing expenses, $263,559 of general and administrative expenses and $104,291 of cost of revenues. The increase in sales and marketing expense was primarily due to increased tradeshow attendance, website re-design and a general marketing and public relations cost increase.
     Liquidity and Capital Resources

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Net cash provided by operating activities	$5,220,010	$5,429,841
Net cash used in investing activities	$(6,525,391)	$(1,627,672)
Net cash used in financing activities	$(157,903)	$(646,446)
     At September 30, 2007, we had cash and cash equivalents of $14,702,980. Working capital, defined as current assets minus current liabilities, at September 30, 2007 was $7,958,709.
     Net cash provided by operating activities for the nine months ended September 30, 2007 was $5,220,010 as compared to $5,429,841 for the nine months ended September 30, 2006. This increase from the prior year is primarily due to the increase in net income, offset by the increase in accounts receivables.
     Net cash used in investing activities for the nine months ended September 30, 2007 was $6,525,391 as compared to $1,627,672 for the nine months ended September 30, 2006. The increase was primarily due to $3,565,725 used for the acquisition of Theralys, S.A. on February 6, 2007. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2007 will be approximately $1 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our United States and European operations as well as capitalization of software costs.
     Net cash used in financing activities for the nine months ended September 30, 2007 was $157,903 as compared to $646,446 for the nine months ended September 30, 2006. The change is primarily attributable to lesser payments under equipment lease obligations for the nine months ended September 30, 2007 due to not entering into any new capital leases and the expiration of existing capital leases in 2007.

     The following table lists our cash contractual obligations as of September 30, 2007:

	Payments Due By Period
					More
		Less than 1			than 5
Contractual obligations	Total	year	1-3 years	3-5 years	years
Capital lease obligations	$173,573	$173,573	$0	$0	$0

Facility rent operating leases	$5,373,539	$1,483,942	$2,890,560	$999,037	$0

Employment agreements	$554,583	$415,000	$139,583	$0	$0

Total contractual cash obligations	$6,101,695	$2,072,515	$3,030,143	$999,037	$0

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
     During the nine months ended September 30, 2007, we exercised the remaining two options and a gain of $10,398 was recognized in the Consolidated Statement of Income on the exercised options. During the nine months ended September 30, 2006, we exercised four options and a loss of $16,516 was recognized in the Consolidated Statement of Income.
     Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Income based on the nature of the underlying cash flow hedged.
     During the nine months ended September 30, 2007, we have not purchased any additional such Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. As of September 30, 2007, there are no outstanding derivative positions.
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
Changes to Critical Accounting Policies and Estimates
          Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As of September 30, 2007, there have been no changes to such critical accounting policies and estimates, except for the adoption of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.

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
     Foreign Currency Risk
          Our financial statements are denominated in United States dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are EURO denominated. At September 30, 2007 and December 31, 2006, a 10% increase or decrease in the EURO to U.S. dollar spot exchange rate would result in a change of $223,596 and $41,600 to our net asset position at September 30, 2007 and December 31, 2006, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
          We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at September 30, 2007 and December 31, 2006.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of September 30, 2007, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Notwithstanding the material weakness described below, we have concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.
A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected on a timely basis.
As of September 30, 2007, we identified the following material weakness:
We did not maintain effective controls over the accuracy of service revenues. Specifically, we did not maintain effective controls to review the accuracy of manual calculations for our monthly service revenues made within a spreadsheet application. This control deficiency resulted in audit adjustments that were material to the September 30, 2007 consolidated financial statements. In addition, this control deficiency could result in a misstatement of service revenues that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.
Remediation of Material Weakness. In the fourth quarter of 2007 we migrated the manual revenue calculation from spreadsheet applications into automated functions within the accounting system thereby eliminating the use of spreadsheets in the monthly revenue calculation. Also, during the fourth quarter of 2007 we implemented additional revenue reporting and disclosure controls. We will consider the design and operating effectiveness of these actions and will make additional changes as determined appropriate.
Changes in internal control over financial reporting. The material weakness discussed above constituted a change in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     One client, Hoffmann-LaRoche, encompassing 9 projects represented 11.1% of our service revenues for the nine months ended September 30, 2007. One client, Novartis Pharmaceuticals, Inc., encompassing 14 projects represented 11.4% of our service revenue for the nine months ended September 30, 2006. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $88.7 million at September 30, 2007 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
Our business has expanded substantially in the past. Our continuing sales and marketing efforts have resulted in increased revenues. The number of projects under management was 221 in the third quarter of 2007. In addition, we acquired Theralys in February 2007, HeartCore in December 2004 and CapMed in November 2003.
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
     During the third quarter of 2007, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated.
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
     Our CapMed division had a loss from operations for the three months ended September 30, 2007 of $677,235 and a loss of operations of $1,437,481 for the nine months ended September 30, 2007. If our CapMed division continues to incur such losses, our business, results of operations and financial condition will be materially adversely affected.
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

     As of September 30, 2007, we had the following capital structure:

Common stock outstanding	11,674,113

Common stock issuable upon:
Exercise of options which are outstanding	1,734,379

Exercise of options which have not been granted	585,344

Total common stock outstanding assuming exercise or conversion of all of the above	13,993,836

     As of September 30, 2007, we had outstanding options to purchase 1,734,379 shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $2.60 per share), of which 1,506,869 options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
     Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of September 30, 2007, we had 11,674,113 shares of our common stock issued and outstanding, all of which are currently freely tradable. On February 27, 2007, in connection with his employment agreement dated March 28, 2005, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, this was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.
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
     Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 24% of the outstanding shares of common stock and stock options that could have been converted to common stock at September 30, 2007, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2007 and September 30, 2007, our common stock has traded at a low of $5.75 per share and a high of $9.40 per share.
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
     None.
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

BIO-IMAGING TECHNOLOGIES, INC.

DATE: November 14, 2007	By:	/s/ Mark L. Weinstein

Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2007	By:	/s/ Ted I. Kaminer

Ted I. Kaminer, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)