Form 10-K
period 2007-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2008-03-05
CIK 822418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 001-11182
BIO-IMAGING TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	11-2872047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

826 Newtown-Yardley Road, Newtown, Pennsylvania (Address of Principal Executive Offices)	18940-1721 (Zip Code)

(267) 757-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.00025 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ☐     No: ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes: ☐     No: ☑

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑      No: ☐

Indicate by check mark if the registrant if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes: ☐     No: ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $59,527,891 on June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the average bid and asked prices on that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of February 29, 2008:

Class	Number of Shares

Common Stock, $.00025 par value	11,946,248

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Our CapMed division includes the Personal Health Record (“PHR”) software and the patent-pending Personal HealthKeytm technology. The PHR is a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The Personal HealthKeytm plugs into a computer’s USB port, allowing doctors and patients easy access to the patient’s medical record without the need for additional hardware or software, and it is password protected.

We were incorporated in Delaware in 1987 under the name Wise Ventures, Inc. Our name was changed to Bio-Imaging Technologies, Inc. in 1991. The address of our principal executive offices is 826 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and our telephone number is 267-757-3000. Our Internet website is www.bioimaging.com. We also utilize the Internet website www.capmed.com for the CapMed division of our business. We make available on our Internet website all of our public filings with the Securities and Exchange Commission, or SEC. However, nothing on our Internet website is intended to be incorporated by reference into this Form 10-K or any other filing made by us with the SEC. The public may read or copy any filings that Bio-Imaging, Technologies, Inc. files with the SEC at the SEC Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The SEC maintains an internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The website is http://www.sec.gov. The public can also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Business Services

Pharmaceutical Services Division

Core Laboratory Services.  We are a leading provider of medical imaging management services for clinical development purposes. Our imaging core laboratory facilities in the United States and Europe provide centralized image data collection, processing, analysis and archival services for clinical trials conducted worldwide. The facilities are designed for high-volume efficient processing of film and digital image data in a secure environment that complies with regulatory guidelines for clinical data management.

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

Information Management Services. Our information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials. We believe that our computer assisted masked reading systems, or BioReadtm systems, offer numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.

Using our BioReadtm systems, independent medical specialists can review medical image data from clinical trials in a digital format. The BioReadtm systems display all modalities of medical image data, regardless of source equipment. In addition, the systems display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients’ responses to therapy or to determine if patients qualify for studies. By using the BioReadtm systems to read and evaluate image data, medical specialists achieve greater reading speed than is possible with film and perform evaluations in a more objective, reproducible manner.

We have also developed remote BioReadtm systems, that are located on the premises, either home or office, of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. Historically, the BioReadtm systems have been utilized to determine efficacy of the compounds being studied. More recently, clients are requesting us to provide rapid turn-around reads for inclusion/exclusion criteria. We believe that the remote BioReadtm system is the optimal tool for this work because it allows us, at our client’s discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert’s office or home.

We have developed an image database software application, Bio/ImageBasetm, which enables our clients to submit their medical images and related clinical data to the FDA in a digital format. Using data stored on CD-ROM or DVD disks, Bio/ImageBasetm allows clients and FDA medical reviewers to review medical images and related clinical data. We believe that Bio/ImageBasetm offers the potential to decrease review time, resulting in faster regulatory approvals and reduced time-to-market for new drugs, biologics and medical devices.

Other Services.  We provide technical consulting in the evaluation of the sites that may participate in clinical trials. We also consult with clients regarding regulatory issues involved in the design, execution, analysis and submission of medical image data in clinical trials.

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

Intellectual Property

Proprietary protection for our computer-imaging programs processes and know-how is important to our business. We have developed certain technically derived procedures and computer software applications that are intended to increase the effectiveness and quality of our services. We rely upon patents, trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We have claimed trademark protection for Bio/ImageBasetm, BioReadtm, Intelligent Imagingtm, Personal Health Keytm, icePHRtm and icePHR Mobiletm. We hold patents for the two DEXA phantoms, titled Spine and Variable Composition Phantoms, which we sell to trial sites. We have a patent pending on our Personal Health Keytm. We have registered our Stylized Man Design with the U.S. Patent and Trademark Office. We cannot assure you that we can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others may not develop independently the same, similar or superior techniques. Although our intellectual property rights are important to the results of our operations, we believe that other factors, such as our independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to our clients.

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

Significant Clients

During fiscal 2007, contracts with one client, Hoffmann-La Roche, which encompassed 11 projects, represented 13.4% of our service revenues for the year ended December 31, 2007, while for the year ended December 31, 2006, one client, Novartis Pharmaceutical, Inc., which encompassed 14 projects, accounted for 10.9% or more of our service revenues. For the year ended December 31, 2005, no client accounted for more than 10% of our service revenues. These contracts are terminable by our client at any time and for any reason. The loss of a significant client, or a reduction in services provided to a significant client, would have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2007, we had 337 employees, 4 of whom are executive officers.

Of our employees, as of December 31, 2007, 26 were engaged in sales and marketing, 273 were engaged in client related projects and 38 were engaged in administration and management. A significant number of our management and professional employees have prior industry experience. We believe that we have been successful in attracting skilled and experienced personnel; however, it remains a competitive market for recruiting such personnel. Although all of our employees are covered by confidentiality and non-competition agreements, we cannot assure you that such agreements will be enforceable. As of February 28, 2008, we have employment agreements with two of our executive officers. See “Item 11. Executive Compensation”. We consider relations with our employees to be good.

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

During fiscal 2007, contracts with one client, Hoffmann-La Roche, which encompassed 11 projects, represented 13.4% of our service revenues for the year ended December 31, 2007, while for the comparable period last year, one client, Novartis Pharmaceutical, Inc., which encompassed 14 projects, represented 10.9% of our service revenues for the year ended December 31, 2006. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $92.5 million at December 31, 2007 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

Our business has expanded substantially in the past. Our continuing sales and marketing efforts have increased the number of projects under management from 284 in fiscal 2006 to 289 in fiscal 2007. In addition, we acquired Theralys in February 2007, HeartCore in December 2004 and CapMed in November 2003.

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

On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,340 was paid in 93,408 shares of our common stock. We also incurred $678,000 in acquisition costs.

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

In fiscal 2007, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France which are primarily Euro denominated.

Our investments may be exposed to credit risk.

Financial instruments that potentially subject us to significant credit risk consist principally of cash, investments and derivatives. As part of our risk management processes, we continuously evaluate the relative credit standing of all of the financial institutions that service us and monitor actual exposures versus established limits. We have not sustained credit losses from instruments held at financial institutions. We maintain cash and cash equivalents, comprised of savings accounts, short-term certificate of deposits and money market funds with various financial institutions. These financial institutions are generally highly rated and the company has a policy to limit the dollar amount of credit exposure with any one institution.

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

Our CapMed division had a loss from operations of $1,798,354 in fiscal 2007. If our CapMed division continues to incur such losses, our businesses, results of operations and financial condition will be materially adversely affected.

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

As of December 31, 2007, we had the following capital structure:

Common stock outstanding	11,765,483
Common stock issuable upon:
Exercise of options which are outstanding	1,627,729
Exercise of options which have not been granted	496,713
Total common stock outstanding assuming exercise or conversion of all of the above	13,889,925

As of December 31, 2007, we had outstanding options to purchase 1,627,729 shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $3.31 per share), of which 1,399,944 options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of December 31, 2007, we had 11,765,483 shares of our common stock issued and outstanding, all of which are currently freely tradable.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) beneficially owned 24% of the outstanding shares of common stock at December 31, 2007, and such stockholders, including Covance Inc., will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance further operations and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2007 and December 31, 2007, our common stock has traded at a low of $5.75 per share and a high of $9.95 per share. Between January 1, 2008 and February 29, 2008, our common stock has traded at a low of $6.79 per share and a high of $8.98 per share.

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

We lease 54,400 square feet of office space located in Newtown, Pennsylvania. This lease expires June 2010 and provides for a fixed base rent of $93,000 per month with an annual inflation increase. We lease 7,447 square feet of additional office space located in Newtown, Pennsylvania for $6,100 per month in base rent, which expires November 2008. In addition, we lease 23,750 square feet of office space in Leiden, the Netherlands and another 2,400 square feet in Lyon, France. These leases are denominated in the Euro and expire in April 2013 and January 2009, respectively. The base rent for the Netherlands is $48,500 per month and Lyon’s base rent is $6,400, based upon the conversion rate as of December 31, 2007, with an annual inflation increase. We believe that these facilities will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the NASDAQ Global Market, formerly called the NASDAQ National Market, on December 18, 2003 under the symbol “BITI”. Prior to listing on the NASDAQ Global Market, our common stock was traded on the American Stock Exchange under the symbol BIT from February 25, 2003 until December 18, 2003. Our common stock was quoted on the NASD OTC Bulletin Board under the symbol BITI prior to being listed on the American Stock Exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the NASDAQ Global Market for each full quarterly period within the two most recent fiscal years. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common
	Stock
Quarter Ended	High	Low

March 31, 2006	4.73	3.11
June 30, 2006	4.83	3.80
September 30, 2006	4.54	3.51
December 31, 2006	8.10	4.03

March 31, 2007	9.40	5.84
June 30, 2007	7.45	5.75
September 30, 2007	8.00	6.03
December 31, 2007	9.95	6.83

As of February 29, 2008, the number of holders of record of our common stock was 86 and the approximate number of beneficial holders of our common stock was 1,700.

On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,340 was paid in 93,408 shares of our common stock. We also incurred $678,000 in acquisition costs.

On March 7, 2007, in connection with his employment agreement dated March 1, 2006, we issued 14,850 shares of restricted stock to our President and Chief Executive Officer, which was net of 10,150 shares withheld for withholding taxes associated with the issuance of the shares.

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

On November 9, 2005, our Compensation Committee of the Board of Directors recommended, and our Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of our common stock with an exercise price greater than $7.00 held by our current employees and executive officers (but excluding any options granted to members of our Board of Directors). These options were previously awarded to our employees on February 4, 2004, pursuant to the 2002 Stock Incentive Plan as amended in 2005 (Plan), and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock are subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.20.

The following table summarizes the options subject to acceleration:

	Aggregate Number of
	Shares Issuable
	Under Accelerated	Exercise Price
	Options	per Share	Date of Grant

Employees as a group (other than executive officers)	69,722	$7.03	February 4, 2004
Executive officers as a group	37,969	$7.03	February 4, 2004

The acceleration of vesting of these out-of-the money options is being undertaken primarily to eliminate any future compensation expense our company would otherwise recognize in its income statement with respect to these options with the implementation of the Financial Accounting Standard Board (FASB) statement “Share-Based Payment” (FAS 123R) effective for our company on January 1, 2006. We estimate this compensation expense, before tax, would be $402,763 in aggregate future expenses based on calculations using the Black-Scholes methodology.

The following table provides information as of December 31, 2007 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

Number of
	Number of		Securities
	Securities to be		Available for
	Issued Upon	Weighted Average	Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans that have been approved by security holders	1,627,729	$3.31	496,713
Equity compensation plans not approved by security holders	—	—	—
Total	1,627,729	$3.31	496,713

STOCK PRICE PERFORMANCE GRAPH

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “BITI”. The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the our common stock for the period from December 31, 2002 through December 31, 2007, with the cumulative total return of the NASDAQ U.S. Stock Index and the NASDAQ Health Services Index over the same period. The comparison assumes $100 was invested on December 31, 2002 in our common stock, in the NASDAQ U.S. Stock Index and in the NASDAQ Health Services Index and assumes reinvestment of dividends, if any.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2003	2004	2005	2006	2007
Bio-Imaging Technologies, Inc.	$100.00	$283.18	$249.09	$146.82	$366.36	$367.27
NASDAQ U.S. Stock Index	$100.00	$149.51	$162.71	$166.17	$182.58	$198.00
NASDAQ Health Services	$100.00	$152.92	$192.73	$264.88	$264.50	$345.72

The foregoing Stock Price Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data. This data is derived from our audited consolidated financial statements and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes included in this Form 10-K.

	For the Years Ended,
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data and number of employees)

OPERATIONS
Service revenue	$38,196	$32,115	$23,734	$25,069	$21,748
Total revenue	$47,907	$40,519	$30,486	$29,691	$25,211
Income (loss) from operations	3,190	1,115	(4,335)	1,604	2,198
Net income (loss)	2,333	1,004	(2,545)	949	2,338
Basic earnings (loss) per share	0.20	0.09	(0.23)	0.09	0.25
Diluted earnings (loss) per share	0.18	0.08	(0.23)	0.08	0.22
Weighted average shares used in computing:
Basic earnings (loss) per share	11,616	11,219	11,114	10,812	9,276
Diluted earnings (loss) per share	12,745	12,364	11,114	12,229	10,849
FINANCIAL POSITION
Cash, cash equivalents	$17,915	$16,166	$10,554	$9,650	$13,289
Working capital	$9,721	10,219	8,055	13,121	12,966
Total assets	43,057	34,108	28,791	28,374	25,907
Long-term debt	0	97	551	907	771
Stockholders’ equity	23,529	18,842	17,197	19,518	17,426
OTHER DATA
Purchases of property and equipment	$3,928	$2,232	$1,871	$1,849	$1,641
Depreciation and amortization	2,335	2,035	2,312	1,760	1,076
Number of employees (not audited)	337	283	264	269	223

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Pharmaceutical Contract Services

We are a global pharmaceutical contract service organization, providing services that support the product development process of the pharmaceutical, biotechnology and medical device industries. We specialize in assisting our clients in the design and management of the medical imaging component of clinical trials for all modalities, which consist of computerized tomography (CT), magnetic resonance imaging (MRI), x-rays, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA) and central nervous system (CNS) MRI and ultrasound. We provide services that include the processing and analysis of medical images and the data-basing and regulatory submission of medical images, quantitative data and text.

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically ranged from three to twelve months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. Service revenues were generated from 130 clients encompassing 289 distinct projects for fiscal 2007. This compares to 128 clients encompassing 284 distinct projects for fiscal 2006.

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $92.5 million as of December 31, 2007. This compares to $75.2 million as of December 31, 2006, an increase of 23.0%. This increase is primarily due to our sales and marketing efforts for fiscal 2007 and an overall market growth for medical-imaging related services for clinical trials. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than three months to seven years. We believe that our backlog assists our management as an indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKeytm products. We continue to pursue alliances and evaluate strategic alternatives to maximize shareholder value. We believe that continued emphasis on improving patient care and reducing cost will contribute to the growth of the personal electronic medical records market. We also have developed an In Case of Emergency (icePHRtm) designed especially for use in emergencies to provide consumers with private and timely access to personal health information in a security-enhanced environment. CapMed also offers icePHR Mobiletm that will allow access to the information on cell phones and PDA’s and a comprehensive PHR Online product that will capture and maintain all aspects of personal health management. The markets for our CapMed division continue to evolve favorably. We continue to be encouraged by the long-term prospects for this division although the revenue generating adoption rate has been slower than anticipated.

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

On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the proportional performance method of accounting for fixed service contracts and income taxes.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue.  Service revenues are recognized over the contractual term of the Company’s customer contracts using the proportional performance method, which is based on hours incurred as a percentage of total estimated hours. Service revenues are first recognized when the Company has a signed contract from a customer which: (i) contains fixed or determinable fees; (ii) collectability of such fees is reasonably assured; and (iii) services are performed. Any change to recognized service revenue as a result of revisions to estimated total hours are recognized in the period the estimate changes.

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

The Company, at the request of its clients, directly contract with and pay independent radiologists, referred to as Readers, who review the client’s imaging data as part of the clinical trial. The costs of the Readers and other out-of-pocket expenses are reimbursed to the Company and recognized gross as reimbursement revenues pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”.

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

Income Taxes.  We evaluate the need to record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, we consider our future taxable income and on-going prudent and feasible tax planning strategies. In the event that we were to determine that, in the future, we would be able to realize our deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should we determine that it is more likely than not that we will be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made. We recognize contingent liabilities for any tax related exposures when those exposures are reasonably possible.

Derivatives.  As needed, we may use derivative financial instruments to reduce the risk caused by interest rate fluctuations. The derivative instruments are not held for trading purposes. Derivatives are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognize derivative instruments as either assets or liabilities in our balance sheet and measure them at fair value. If designated as a cash flow hedge, the corresponding changes in fair value are recorded in stockholders equity (as a component of comprehensive income/expense).

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

Foreign Currency Risks

Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A 10% increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $546,429 and $41,600 to our net asset position, at December 31, 2007 and December 31, 2006, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial instruments primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at December 31, 2007 and December 31, 2006. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

Results of Operations

The results of operations for our CapMed segment is not material to the trend of the financials and therefore, the results of operations discussed below includes both our Pharmaceutical Contract Services and CapMed segments.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006.

		% of		% of
		Total		Total		%
	2007	Revenue	2006	Revenue	$ Change	Change

Service revenues	$38,196,156	79.7%	$32,114,604	79.3%	$6,081,552	18.9%
Reimbursement revenues	9,711,128	20.3%	8,404,189	20.7%	1,306,939	15.6%

Total revenues	47,907,284	100%	40,518,793	100.0%	7,388,491	18.2%

Cost and expenses:
Cost of service revenues	21,948,752	45.8%	19,752,390	48.7%	2,196,362	11.1%
Cost of reimbursement revenues	9,711,128	20.3%	8,404,189	20.7%	1,306,939	15.6%
Sales and marketing expenses	6,855,114	14.3%	5,739,303	14.2%	1,115,811	19.4%
General and administrative expenses	6,202,658	12.9%	5,507,518	13.6%	695,140	12.6%

Total cost and expenses	44,717,652	93.3%	39,403,400	97.2%	5,314,252	13.5%

Income from operations	3,189,632	6.7%	1,115,393	2.8%	2,074,239	186.0%
Interest income	654,693	1.4%	559,816	1.4%	94,877	16.9%
Interest expense	(11,563)	(0.0)%	(56,338)	(0.1)%	44,775	(79.5)%

Income before income tax	3,832,762	8.0%	1,618,871	4.0%	2,213,891	136.8%
Income tax provision	1,499,690	3.1%	614,772	1.5%	884,918	143.9%

Net income	$2,333,072	4.9%	$1,004,099	2.5%	$1,328,973	132.4%

Service revenues were $38,196,156 for fiscal 2007 and $32,114,604 for fiscal 2006, an increase of $6,081,552, or 18.9%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2006 and 2007. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services. Our backlog at December 31, 2007 increased to $92.5 million from $75.2 million at December 31, 2006, an increase of 23.0%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards. Service revenues were generated from 130 clients encompassing 289 distinct projects for fiscal 2007. This compares to 128 clients encompassing 284 distinct projects for fiscal 2006. Contracts with Hoffmann-La Roche, which encompassed 11 projects, represented 13.4% of our service revenues for the year ended December 31, 2007, while one client, Novartis Pharmaceutical, Inc., which encompassed 14 projects, represented 10.9% of our service revenues for the year ended December 31, 2006. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time, and we believe more diversification is evident when revenue concentration is measured by the number of individual projects.

Reimbursement revenues and cost of reimbursement revenues was $9,711,128 for fiscal 2007 and $8,404,189 for fiscal 2006, an increase of $1,306,939, or 15.6%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues was $21,948,752 for fiscal 2007 and $19,752,390 for fiscal 2006, an increase of $2,196,362, or 11.1%. Cost of service revenues for fiscal 2007 and 2006 was comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to the addition of operating costs from Theralys S.A. The decrease in cost of service revenues as a percentage of total revenues to 45.8% for fiscal 2007 from 48.7% for fiscal 2006 is primarily attributable to increased efficiencies for a lower increase in cost of service revenue as compared to a higher increase in service revenues. The cost of service revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will continue to increase in fiscal 2008 as service revenues increase.

Sales and marketing expenses were $6,855,114 for fiscal 2007 and $5,739,303 for fiscal 2006, an increase of $1,115,811, or 19.4%. Sales and marketing expenses in fiscal 2007 and 2006 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to an increase in our CapMed division’s sales and marketing expenses of $565,000 and an increase in the Company’s tradeshow attendance and marketing expenditures. We expect that sales and marketing expenses will increase in fiscal 2008 as we continue to expand our market presence in the United States and Europe. Sales and marketing expenses as a percentage of total revenues was 14.3% for fiscal 2007 and 14.2% for fiscal 2006.

General and administrative expenses were $6,202,658 for fiscal 2007 and $5,507,518 for fiscal 2006, an increase of $695,140, or 12.6%. General and administrative expenses in fiscal 2007 and 2006 consisted primarily of salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expense will increase in 2008 due to anticipated additional expenditures for compliance with the Sarbanes-Oxley Act of 2002. The decrease in general and administrative expenses as a percentage of total revenues to 12.9% for fiscal 2007 from 13.6% for fiscal 2006 is primarily due to a greater increase in our total revenues for fiscal 2007.

Net interest income was $643,130 for fiscal 2007 and net interest income was $503,478 for fiscal 2006, an increase of $139,652, or 27.7%. This increase is primarily due to a higher investable cash balances and higher interest rates on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for 2007 and 2006 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Interest income may decrease in fiscal 2008 if we utilize cash for acquisitions and also with decreased interest rates.

Income before income taxes was $3,832,762 for fiscal 2007 and $1,618,871 for fiscal 2006, an increase of $2,213,891 or 136.8%. The increase was due to the increase in operating income of $2,074,239 due to our process improvement efforts during fiscal 2007.

Our income tax provision for fiscal 2007 was $1,499,690 and $614,772 for fiscal 2006. Our effective tax rate is 39.1% for fiscal 2007 and 37.3% for fiscal 2006. The increase in the effective tax rate is due to the mix of pre-tax income in the U.S. versus the Netherlands and France, which have lower corporate income tax rates.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005.

		% of		% of
		Total		Total		%
	2006	Revenue	2005	Revenue	$ Change	Change

Service revenues	$32,114,604	79.3%	$23,733,579	77.9%	$8,381,025	35.3%
Reimbursement revenues	8,404,189	20.7%	6,752,062	22.1%	1,652,127	24.5%

Total revenues	40,518,793	100.0%	30,485,641	100.0%	10,033,152	32.9%

Cost and expenses:
Cost of service revenues	19,752,390	48.7%	18,335,513	60.1%	1,416,877	7.7%
Cost of reimbursement revenues	8,404,189	20.7%	6,752,062	22.1%	1,652,127	24.5%
Sales and marketing expenses	5,739,303	14.2%	4,772,223	15.7%	967,080	20.3%
General and administrative expenses	5,507,518	13.6%	4,960,378	16.3%	547,140	11.0%

Total cost and expenses	39,403,400	97.2%	34,820,176	114.2%	4,583,224	13.2%

Income (loss) from operations	1,115,393	2.8%	(4,334,535)	(14.2)%	5,449,928	(125.7)%
Interest income	559,816	1.4%	189,609	0.6%	370,207	195.2%
Interest expense	(56,338)	(0.1)%	(106,287)	(0.3)%	49,949	(47.0)%

Income (loss) before income tax	1,618,871	4.0%	(4,251,213)	(13.9)%	5,870,084	(138.1)%
Income tax provision (benefit)	614,772	1.5%	(1,705,841)	(5.6)%	2,320,613	(136.0)%

Net income (loss)	$1,004,099	2.5%	$(2,545,372)	(8.3)%	$3,549,471	(139.4)%

Service revenues were $32,114,604 for fiscal 2006 and $23,733,579 for fiscal 2005, an increase of $8,381,025, or 35.3%. The increase in service revenues was due to an increase in work performed from our increased contract signings in fiscal 2005 and 2006. Our backlog at December 31, 2006 increased to $75.2 million from $58.4 million at December 31, 2005, an increase of 28.8%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards. Service revenues were generated from 128 clients encompassing 284 distinct projects for fiscal 2006. This compares to 115 clients encompassing 270 distinct projects for fiscal 2005. Contracts with one client, Novartis Pharmaceutical, Inc., which encompassed 14 projects, represented 10.9% of our service revenues for the year ended December 31, 2006, while no one client accounted for 10% or more of our service revenues for the year ended December 31, 2005. Service revenues generated from our client base, while still concentrated as measured by the number of clients, has continued to become more dispersed over time, and we believe more diversification is evident when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.

Reimbursement revenues and cost of reimbursement revenues was $8,404,189 for fiscal 2006 and $6,752,062 for fiscal 2005, an increase of $1,652,127, or 24.5%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues was $19,752,390 for fiscal 2006 and $18,335,513 for fiscal 2005, an increase of $1,416,877, or 7.7%. Cost of service revenues for fiscal 2006 and 2005 was comprised of professional salaries and benefits and allocated overhead. The increase in cost of revenues is primarily due to the increase in consulting costs associated with project related revenues. The decrease in cost of service revenues as a percentage of total revenues to 48.7% for fiscal 2006 from 60.1% for fiscal 2005 is primarily attributable to the reduced revenue in 2005 as a result of the contract cancellations in 2004 and process improvement efforts during fiscal 2006. The cost of service revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will continue to increase in fiscal 2007 as service revenues increase.

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

Net interest income was $503,478 for fiscal 2006 and net interest income was $83,322 for fiscal 2005, an increase of $420,156, or 504.3%. This increase is primarily due to a higher investable cash balance and higher interest rates on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for 2006 and 2005 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Interest income may decrease in fiscal 2007 if we utilize cash for acquisitions.

Income before income taxes was $1,618,871 for fiscal 2006, and we had a loss before income tax of $4,251,213 for fiscal 2005, an increase of $5,870,084 or 138.1%. The increase was due to the reduction of $5,449,928 of operating loss from the prior year from greater service revenue while expenses increased at a slower rate due to our process improvement efforts during fiscal 2006.

Our income tax provision for fiscal 2006 was $614,772 versus an income tax benefit for fiscal 2005 of $1,705,841. The income tax benefit in fiscal 2005 resulted from recording a deferred tax benefit for the future tax savings anticipated from using the net operating loss carryforwards available at December 31, 2005. Our effective tax rate is 37.3% for fiscal 2006 and 40.1% for fiscal 2005. The decrease in the effective tax rate is due to the mix of pre-tax income in the U.S. versus the Netherlands, which has a lower corporate income tax rate.

Quarterly Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included herein.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Service revenues	$10,366,169	$9,563,241	$9,456,757	$8,809,989	$8,662,571	$8,094,141	$8,041,196	$7,316,696
Reimbursement revenues	2,322,873	2,893,342	2,229,447	2,265,466	2,025,806	2,211,783	2,173,545	1,993,055
Total revenues	12,689,042	12,456,583	11,686,204	11,075,455	10,688,377	10,305,924	10,214,741	9,309,751
Cost and expenses:
Cost of service revenues	5,802,907	5,392,924	5,476,878	5,276,043	4,967,044	4,903,640	5,189,921	4,691,785
Cost of reimbursement revenues	2,322,873	2,893,342	2,229,447	2,265,466	2,025,806	2,211,783	2,173,545	1,993,055
Sales and marketing expenses	1,831,965	1,724,134	1,738,989	1,560,026	1,491,826	1,358,641	1,441,108	1,447,728
General and administrative expenses	1,605,175	1,558,060	1,567,145	1,472,278	1,342,604	1,401,852	1,391,816	1,371,246
Total cost and expenses	11,562,920	11,568,460	11,012,459	10,573,813	9,827,280	9,875,916	10,196,390	9,503,814
Income (loss) from operations	1,126,122	888,123	673,745	501,642	861,097	430,008	18,351	(194,063)
Interest income	170,350	168,295	155,496	160,552	166,467	146,904	128,912	117,533
Interest expense	(287)	(1,144)	(6,401)	(3,731)	(15,308)	(10,154)	(13,693)	(17,183)
Income (loss) before income tax provision (benefit)	1,296,185	1,055,274	822,840	658,463	1,012,256	566,758	133,570	(93,713)
Income tax provision (benefit)	498,757	408,412	329,136	263,385	399,300	200,082	53,428	(38,038)
Net income (loss)	$797,428	$646,862	$493,704	$395,078	$612,956	$366,676	$80,142	$(55,675)
Basic (loss) income per common share	$0.07	$0.06	$0.04	$0.03	$0.05	$0.03	$0.01	$(0.01)
Weighted average number of common shares	11,725,034	11,658,035	11,602,176	11,467,015	11,282,726	11,213,887	11,202,712	11,180,310
Diluted (loss) income per common share	$0.06	$0.05	$0.04	$0.03	$0.05	$0.03	$0.01	$(0.01)
Weighted average number of dilutive common equivalent shares	12,856,136	12,677,704	12,653,589	12,657,405	12,372,348	12,125,613	12,171,375	11,180,310

See Notes to the Condensed Consolidated Financial Statements

Liquidity and Capital Resources

	2007	2006

Net cash provided by operating activities	$8,693,811	$8,528,685
Net cash used in investing activities	$(7,434,889)	$(2,232,461)
Net cash provided by (used in) financing activities	$489,453	$(683,628)

At December 31, 2007, we had cash and cash equivalents of $17,914,639. Working capital, defined as current assets minus current liabilities, at December 31, 2007 was $9,720,616 as compared to working capital at December 31, 2006 of $10,218,505.

Net cash provided by operating activities for fiscal 2007 was $8,693,811 as compared to net cash provided by operating activities of $8,528,685 for fiscal 2006. This increase is primarily due to the increase in net income in fiscal 2007 of $1.3 million, offset by the decrease in our accounts receivable of $1.2 million from the prior year.

Net cash used in investing activities consists of our investment in capital and leasehold improvements of $3,927,578 and our acquisition of Theralys for $3,507,311. We currently anticipate that capital expenditures for fiscal 2008 will be approximately $3.5 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both the United States and European operations as well as capitalization of software costs.

Net cash provided by financing activities is primarily attributable to a tax benefit related to stock options of $642,855 and proceeds from stock option exercises of $301,056 offset by payments on capital leases of $454,458.

The following table lists our cash contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligations	$97,036	$97,036	—	—	—
Facility rent operating leases	5,145,386	1,643,720	2,599,310	902,356	—
Employment agreements	650,833	575,000	75,833		—

Total contractual cash obligations	$5,893,255	$2,315,756	$2,675,143	$902,356	—

On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a privately held company headquartered in Lyon, France. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,340 was paid with 93,408 shares of our common stock. We also incurred $678,000 in acquisition costs.

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

Our fiscal year 2008 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next twelve months and the foreseeable future.

Recently Issued Accounting Statements

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes recognition threshold that a tax position is required to meet before being recognized in the financial statements. Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to change during the next twelve months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal taxes for years 2005 and 2007 are subject to examination. Our state taxes for years 2000 through 2006 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities will not have a material impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates nonfinancial assets and nonfinancial liabilities, on the Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) which permits companies to use fair value for reporting purposes under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 159 and the related impact on our financial position and results of operations.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations (Revised 2007),” (SFAS 141R) which addresses ways to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Retrospective application is not permitted. The Company is currently evaluating SFAS 141R and the related impact on our financial position and results of operations.

Existing Contracts

As of December 31, 2007, we had entered into agreements with 71 companies, encompassing 167 projects, to provide services in the aggregate amount of $153.5 million through October 2012, of which services valued at $92.5 million remain to be completed. Such contracts are subject to termination by us or our clients at any time or for any reason. In addition, clients’ clinical trials or other projects are subject to timing and scope changes. Therefore, total service revenue generated by us during the life of these contracts may be less than initial contract values.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Foreign Currency Risk

In accordance with our current foreign exchange rate risk management policy, since inception, we have purchased twenty monthly Euro call options. Nineteen monthly call options were in the amount of 250,000 Euros each, and one call option was for 200,000 Euros for anticipated additional costs in May, 2006. The first expiration was on July 27, 2005, and the last expiration was in March 2007 with a strike price ranging from $1.26 to $1.27. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,109 for the options.

During the twelve months ended December 31, 2007, we exercised the remaining two options and a gain of $10,398 was recognized in the Consolidated Statement of Income on the exercised options. During the twelve months ended December 31, 2006, we exercised seven options and a loss of $10,784 was recognized in the Consolidated Statement of Income.

Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Income based on the nature of the underlying cash flow hedged.

During the year ended December 31, 2007, we have not purchased any additional such Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. As of December 31, 2007, there are no outstanding derivative positions.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
And Stockholders of
Bio-Imaging Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows, present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/  PricewaterhouseCoopers LLP

Philadelphia, PA
March 5, 2008

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$17,914,639	$16,166,264
Accounts receivable, net of allowance for doubtful accounts of $28,996 and $14,000, respectively	5,881,089	5,564,748
Prepaid expenses and other current assets	1,234,948	1,237,405
Deferred income taxes	2,930,466	2,210,800

Total current assets	27,961,142	25,179,217
Property and equipment, net	7,980,072	5,908,281
Intangibles, net	449,599	353,732
Goodwill	6,025,052	1,873,706
Deferred income taxes	—	272,954
Other assets	641,416	519,821

Total Assets	$43,057,281	$34,107,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,864,046	$1,720,481
Accrued expenses and other current liabilities	4,615,973	3,334,554
Deferred revenue	11,663,471	9,451,219
Current maturities of capital lease obligations	97,036	454,458

Total current liabilities	18,240,526	14,960,712
Long-term capital lease obligations	—	97,036
Deferred income tax — non-current	691,094	—
Other liability	597,070	208,208

Total liabilities	19,528,690	15,265,956

Commitments and Contingencies
Stockholders’ equity:
Preferred stock — $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at December 31, 2007 and 2006	—	—
Common stock — $.00025 par value; authorized 18,000,000 shares, issued and outstanding 11,765,483 and 11,309,550 shares at December 31, 2007 and 2006, respectively	2,943	2,827
Additional paid-in capital	25,084,157	22,864,390
Accumulated deficit	(1,709,547)	(4,042,619)
Accumulated other comprehensive income	151,038	17,157

Stockholders’ equity	23,528,591	18,841,755

Total liabilities and stockholders’ equity	$43,057,281	$34,107,711

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2007	2006	2005

Service revenues	$38,196,156	$32,114,604	$23,733,579
Reimbursement revenues	9,711,128	8,404,189	6,752,062

Total revenues	47,907,284	40,518,793	30,485,641

Cost and expenses:
Cost of service revenues	21,948,752	19,752,390	18,335,513
Cost of reimbursement revenues	9,711,128	8,404,189	6,752,062
Sales and marketing expenses	6,855,114	5,739,303	4,772,223
General and administrative expenses	6,202,658	5,507,518	4,960,378

Total cost and expenses	44,717,652	39,403,400	34,820,176

Income (loss) from operations	3,189,632	1,115,393	(4,334,535)
Interest income	654,693	559,816	189,609
Interest expense	(11,563)	(56,338)	(106,287)

Income (loss) before income tax	3,832,762	1,618,871	(4,251,213)
Income tax provision (benefit)	1,499,690	614,772	(1,705,841)

Net income (loss)	$2,333,072	$1,004,099	$(2,545,372)

Basic income (loss) per common share	$0.20	$0.09	$(0.23)

Weighted average number of common shares	11,615,571	11,219,283	11,114,483

Diluted income (loss) per common share	$0.18	$0.08	$(0.23)

Weighted average number of dilutive common equivalent shares	12,744,584	12,364,041	11,114,483

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Accumulated	Gain	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2004	11,027,320	$2,757	$22,016,231	$(2,501,346)	—	$19,517,642
Stock options exercised	110,417	28	93,265	—	—	93,293
Restricted shares issued	30,000	7	42,245	—	—	42,252
Stock based compensation	—	—	70,587	—	—	70,587
Tax benefit on exercise of stock options	—	—	80,000	—	—	80,000
Net unrealized loss on derivative instruments	—	—	—	—	(61,578)	(61,578)
Net loss	—	—	—	(2,545,372)	—	(2,545,372)

Balance at December 31, 2005	11,167,737	$2,792	$22,302,328	$(5,046,718)	$(61,578)	$17,196,824
Stock options exercised	126,963	32	153,254	—	—	153,286
Restricted shares issued	14,850	3	(5,132)	—	—	(5,129)
Stock based compensation	—	—	362,510	—	—	362,510
Tax benefit on exercise of stock options	—	—	51,430	—	—	51,430
Net unrealized gain on derivative instruments	—	—	—	—	78,735	78,735
Net income	—	—	—	1,004,099		1,004,099

Balance at December 31, 2006	11,309,550	$2,827	$22,864,390	$(4,042,619)	$17,157	$18,841,755
Stock options exercised	341,675	87	300,969	—	—	301,056
Restricted shares issued	14,850	4	(4)	—	—	—
Stock issued for acquisitions	99,408	25	801,836	—	—	801,861
Stock based compensation	—	—	474,111	—	—	474,111
Tax benefit on exercise of stock options	—	—	642,855	—	—	642,855
Net unrealized loss on derivative instruments	—	—	—	—	(17,157)	(17,157)
Equity adjustment from foreign currency translation					151,038	151,038
Net income	—	—	—	2,333,072	—	2,333,072

Balance at December 31, 2007	11,765,483	$2,943	$25,084,157	$(1,709,547)	$151,038	$23,528,591

	For the Year Ended December 31,
	2007	2006	2005

Statement of comprehensive income
Net income (loss)	$2,333,072	$1,004,099	$(2,545,372)
Net unrealized income (loss) on derivative instruments	(17,157)	78,735	(61,578)
Equity adjustment from foreign currency translation	151,038	—	—

Total comprehensive income (loss)	$2,466,953	$1,082,834	$(2,606,950)

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$2,333,072	$1,004,099	$(2,545,372)
Adjustments to reconcile net income (loss) to net cash provided by Operating activities, net of acquisition:
Depreciation and amortization	2,334,715	2,035,096	2,311,853
Provision (benefit) for deferred income taxes	286,027	24,203	(1,817,041)
Sales leaseback deferred gains	—	—	16,518
Bad debt benefit (provision)	14,996	16,132	(10,872)
Stock based compensation expense	474,111	357,381	71,729
(Gain) Loss on foreign currency options	(10,398)	81,513	29,100
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(144,636)	1,050,597	1,337,131
Increase in prepaid expenses and other current assets	(77,339)	(234,266)	(91,796)
Increase in other assets	(53,071)	(92,766)	(108,835)
Increase (decrease) in accounts payable	78,059	(271,290)	411,067
Increase in accrued expenses and other current liabilities	1,342,408	1,359,373	262,159
Increase in deferred revenue	2,092,944	3,196,192	3,178,397
Increase in other liabilities	22,923	2,421	74,106

Net cash provided by operating activities	8,693,811	8,528,685	3,118,144

Cash flows used in investing activities:
Purchases of property and equipment	(3,927,578)	(2,232,461)	(1,870,978)
Net cash paid for acquisition	(3,507,311)	—	—

Net cash used in investing activities	(7,434,889)	(2,232,461)	(1,870,978)

Cash flows from financing activities:
Payments under equipment lease obligations	(454,458)	(874,267)	(825,778)
Premiums paid for foreign currency options	—	(14,077)	(118,032)
Proceeds from exercise of stock options	301,056	153,286	93,300
Excess tax benefit related to stock options	642,855	51,430	—
Proceeds from sales leaseback	—	—	506,872

Net cash provided by (used in) financing activities	489,453	(683,628)	(343,638)

Net increase in cash and cash equivalents	1,748,375	5,612,596	903,528
Cash and cash equivalents at beginning of period	16,166,264	10,553,668	9,650,140

Cash and cash equivalents at end of period	$17,914,639	$16,166,264	$10,553,668

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,563	$56,338	$106,287
Cash paid during the period for income taxes	$604,333	$97,625	$228,169
Supplemental schedule of noncash investing and financing activities:
Equipment purchases under capital lease obligations	—	—	$622,531

The accompanying notes are an integral part of these statements.

	For the Year Ended December 31,
	2007	2006	2005

Supplemental cash flow disclosure
Schedule of non cash investing and financing activities
Increase in property, plant and equipment acquisitions in accounts payable	$10,532	$310,849	$79,237

	For the Year Ended December 31,
	2007	2006	2005

Acquired business
Accounts receivable	$227,767	—	—
Property and equipment	185,261	—	—
Other assets	53,432	—	—
Intangible assets and goodwill	4,531,586	—	—
Net current liabilities assumed	(377,131)	—	—
Other liabilities assumed	(353,263)	—	—
Common stock issued	(760,341)	—	—

Cash paid for acquired business, net of cash acquired of $200,972	$3,507,311	—	—

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

Basis of Presentation

Certain reclassifications have been made to the 2005 and 2006 financial statements to conform to the 2007 financial statement presentation. We have reclassed certain reimbursable items and have changed the presentation of our service revenues, reimbursement revenues, cost of service revenues and cost of reimbursement revenues.

Functional Currency

Historically, the functional currency for our Netherlands operations was the US Dollar based on an initial evaluation, as well as periodic evaluations, of economic factors as set forth in SFAS 52.

We periodically evaluated the economic facts and circumstances that led to the initial conclusion that the functional currency of the Netherlands operation was the US Dollar for any significant changes that might indicate that the functional currency of the Netherlands operation had changed. Based on our most recent evaluation performed in connection with the commencement of our quarter ended September 30, 2007, we concluded that, effective July 1, 2007, the functional currency of our Netherlands operation is the Euro. The primary economic factor change was the increase in the sales price and market indicator of significantly more contracts in EUROs as well as the cash flow and financing indicator of US Dollar to Euro in our Netherlands operation.

The equity adjustment from foreign currency translation was $151,038 at December 31, 2007.

The functional currency for our French operations is the Euro based on our initial and periodic evaluations of economic factors as set forth in SFAS 52.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has a standby letter of credit which approximated $166,000 at December 31, 2007 and 2006. This letter of credit represents an irrevocable guarantee to fulfill the office facilities operating lease obligation.

Revenue Recognition

Service revenues are recognized over the contractual term of the Company’s customer contracts using the proportional performance method, which is based on hours incurred as a percentage of total estimated hours. Service revenues are first recognized when the Company has a signed contract from a customer which: (i) contains fixed or determinable fees; (ii) collectability of such fees is reasonably assured; and (iii) the services were performed. Any change to recognized service revenue as a result of revisions to estimated total hours are recognized in the period the estimate changes.

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

The Company also incurs direct cost of service revenues comprised of hours incurred at the outset of a customer service arrangement prior to receiving a final signed contract and in accordance with CON 6 “Elements of Financial Statements” believe that there is probable future economic benefit. Accordingly, the Company defers

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these costs and delays the recording of any revenue until the contract is executed. If a customer does not execute the contract, the Company immediately expenses the deferred costs, offset by any deferred service revenue associated with these costs. The Company had $0 and $31,500 of cost of service revenues deferred at December 31, 2007 and 2006, respectively.

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

The Company, at the request of its clients, directly contract with and pay independent radiologists, referred to as Readers, who review the client’s imaging data as part of the clinical trial. The costs of the Readers and other out-of-pocket expenses are reimbursed to the Company and recognized gross as reimbursement revenues pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”.

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

	December 31,
	2007	2006

Billed trade accounts receivable	$5,089,688	$4,781,682
Unbilled trade accounts receivable	745,936	771,818
Other	45,465	11,248

Total receivables	$5,881,089	$5,564,748

Allowance Rollforward:
Balance at January 1, 2006	$3,295
Additions	14,000
Write offs (net of recoveries)	(3,295)

Balance at December 31, 2006	$14,000
Additions	28,996
Write offs (net of recoveries)	(14,000)

Balance at December 31, 2007	$28,996

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated future cash flows. If these factors indicate that the carrying value of a long lived asset exceeds the net realizable value, the Company will record an impairment and reduce the carrying value of the asset to the net realizable value.

Capitalized Software Development

The Company capitalizes development costs for a software project once the preliminary project stage is completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. The Company capitalized software development costs of $1,678,787 and $1,518,684 for the year ended December 31, 2007, and 2006 respectively. Amortization expense related to capitalized computer software costs amounted to $444,805, $357,281, and $311,458 at December 31, 2007, 2006, and 2005 respectively. Capitalized software development costs are included as a component of property and equipment.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Impairment losses would be included in Cost of Service Revenues and other operating charges. Definite-lived intangible assets, such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from 2 to 5 years. The company continually evaluates the reasonableness of the useful lives of these assets.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which utilizes the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates. A valuation allowance is provided against the carrying value of deferred tax assets when management believes it is more likely than not that the deferred tax assets will not be realized. The Company recognizes contingent liabilities for any tax related exposures when those exposures are reasonably possible.

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of basic earnings per common share and diluted earnings per common share is as follows:

	For the Year Ended December 31,
	2007	2006	2005

Net income (loss) — diluted and basic	$2,333,072	$1,004,099	$(2,545,372)

Denominator — basic:
Weighted average number of common shares	11,615,571	11,219,283	11,114,483

Basic income (loss) per common share	$0.20	$0.09	$(0.23)

Denominator — diluted:
Weighted average number of common shares	11,615,571	11,219,283	11,114,483
Common share equivalents of outstanding stock options	1,023,474	967,896	—
Common share equivalents of unrecognized compensation expense	105,539	176,862	—

Weighted average number of dilutive common equivalent shares	12,744,584	12,364,041	11,114,483

Diluted income (loss) per common share	$0.18	$0.08	$(0.23)

For the year ended December 31, 2007, options to purchase 140,000 shares of the Company’s Common Stock have been excluded from the calculation of diluted earnings per common share as they were antidilutive. Also, we excluded options to purchase 412,450 and 1,360,358 shares of our common stock for the twelve months ended December 31, 2006 and 2005, respectively, since they were out-of-the-money and antidilutive.

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

Recently Issued Accounting Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities will not have a material impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates nonfinancial assets and nonfinancial liabilities, on the Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) which

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permits companies to use fair value for reporting purposes under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 159 and the related impact on our financial position and results of operations.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations (Revised 2007),” (SFAS 141R) which addresses ways to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Retrospective application is not permitted. The Company is currently evaluating SFAS 141R and the related impact on our financial position and results of operations.

2.	Acquisitions

On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a company headquartered in Lyon, France to expand our therapeutic expertise in the Central Nervous System and Neurovascular areas. The aggregate purchase price was 2,958,285 Euros ($3,853,462 as determined by an agreed upon exchange rate), of which 2,375,484 Euros ($3,093,122) was paid in cash and $760,340 was paid in 93,408 shares of our common stock. We also incurred $678,000 in acquisition costs. The purchase of the business was accounted for under the purchase method of accounting. The result of operations of Theralys were included in our financial statements at the acquisition date in our pharmaceutical contract services business segment. The assets acquired primarily consisted of $4,153,000 goodwill, $291,000 software, $52,000 customer relationship and $36,000 non-compete.

3.	Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,		Estimated
	2007	2006	Useful Life

Equipment	$6,886,753	$5,412,801	5 years
Equipment under capital leases	4,332,486	4,332,486	5 years
Furniture and fixtures	859,328	744,501	7 years
Leasehold improvements	1,175,416	708,826	5 years
Computer software costs	6,385,830	4,317,828	5 years

	19,639,813	15,516,442
Less: Accumulated depreciation and amortization	(11,659,741)	(9,608,161)

Property and equipment, net	$7,980,072	$5,908,281

Accumulated depreciation related to equipment acquired under capital leases amounted to $3,641,320, $3,056,588, and $2,389,076 at December 31, 2007, 2006 and 2005, respectively. Accumulated amortization related to capitalized computer software costs amounted to $1,349,789, $904,984, and $547,704 at December 31, 2007, 2006 and 2005, respectively. Depreciation expense for the year ended December 31, 2007, 2006 and 2005 were $2,051,580, $1,742,484, and $1,963,242, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

Included in other assets, the following is the acquired intangible assets:

	December 31,		Estimated
	2007	2006	Useful Life

Amortized intangible assets:
Technology	$697,502	$406,502	5 years
Trademarks	372,130	372,130	5 years
Customer backlog	217,900	165,900	3 years
Non-competition agreement	211,190	175,190	3 years
Non-competition agreement	76,953	76,953	2 years

	1,575,675	1,196,675
Accumulated amortization	(1,126,076)	(842,943)

	$449,599	$353,732

Unamortized intangible assets:
Goodwill	$6,025,052	$1,873,706

The goodwill relates to the Company’s Pharmaceutical Services Segment. The Company has evaluated the goodwill and has determined that there is no impairment of the values at December 31, 2007. Amortization expense of intangible assets for the year ended December 31, 2007, 2006 and 2005 were $283,133, $292,612 and $332,343, respectively.

Future amortization of the intangible assets is as follows:

Year Ending
December 31,
2007

2008	$238,949
2009	76,700
2010	61,200
2011	58,200
2012	14,550
Thereafter	—

$449,599

5.	Accrued Expenses

Accrued expenses and other current liabilities at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006

Accrued compensation	$2,616,292	$1,825,330
Accrued consulting fees	44,863	75,932
Accrued income taxes	314,359	435,576
Accrued other	1,640,459	997,716

	$4,615,973	$3,334,554

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Capital Lease Obligations

Capital lease obligations consist of equipment lease obligations at December 31, 2007 and 2006. The equipment lease obligations are payable in monthly installments ranging from $3,640 to $15,614 for 2007 and from $400 to $15,614 for 2006. Interest rates range from 6.10% to 7.50%, through August 2008, and are collateralized by the related equipment.

On May 17, 2005, the Company renewed and amended its agreement with Wachovia Bank, National Association. The renewed and amended agreement was for an unsecured committed line of credit of $5,000,000. Interest was payable at the LIBOR Market Index Rate plus 2.0%. The agreement required the Company, among other things, to maintain certain financial covenants. The committed line of credit matured June 30, 2006 and the Company decided not to renew the credit line.

In May 2005, the Company entered into a $506,872 sale-leaseback transaction whereby the Company sold and leased back computer equipment, software, and furniture. The resulting lease is being accounted for as a capital lease. There was a gain recorded on the sale in the amount of $16,518 which is being deferred over the life of the lease. The lease term is for 3 years with an interest rate of 6.10%

In August 2005, the Company entered into a $115,659 transaction whereby the Company leased media equipment. The resulting lease is being accounted for as a capital lease. The lease term is for 3 years with an interest rate of 7.50%.

The following is a schedule, by year, of the future minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2007:

2008	$98,764
2009	—
2010	—
2011	—
2012 and thereafter	—

Total minimum capital lease payments	98,764
Less amount representing interest	(1,728)

Total present value of minimum payment	97,036
Less current portion of such obligations	97,036

Long-term capital lease obligations	$0

7.	Stock Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. The stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award. This period is generally the vesting period of the corresponding award. We have adopted the forfeiture rate on stock option grants issued after January 1, 2006 and the application of the forfeiture rate on unvested stock options at January 1, 2006 was immaterial to our financial statement.

At December 31, 2007, the Company has one stock-based employee compensation plan. The compensation cost that has been recorded to income under the plan for the year ended December 31, 2007 was $474,111, of which $154,311 is a result of the expensing of stock options pursuant to FAS 123R, $117,800 is a result of expensing

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock units issued to our Board of Directors and $202,000 is a result of expensing a potential stock award to our President and Chief Executive Officer.

On November 9, 2005, the Compensation Committee of the Board of Directors of the Company recommended, and the Company’s Board of Directors approved, the acceleration of vesting of all out-of-the-money unvested options to purchase shares of common stock of the Company with an exercise price greater than $7.00 held by current employees and executive officers of the Company (but excluding any options granted to members of the Company’s Board of Directors). These options were previously awarded to employees of the Company on February 4, 2004, pursuant to the 2002 Stock Incentive Plan, as amended in 2005 (Plan), and would still have been unvested at January 1, 2006. Options to purchase 107,691 shares of common stock were subject to this acceleration. The exercise price per share for these options was $7.03, while the closing price per share on November 9, 2005 was $2.20.

The following table summarizes the options subject to acceleration:

	Aggregate Number of
	Shares Issuable
	Under Accelerated	Exercise Price
	Options	per Share	Date of Grant

Employees as a group (other than executive officers)	69,722	$7.03	February 4, 2004
Executive officers as a group	37,969	$7.03	February 4, 2004

The acceleration of vesting of these out-of-the money options was being undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of the Financial Accounting Standard Board (FASB) statement “Share-Based Payment” (FAS 123R) effective for the Company on January 1, 2006. We estimate this compensation expense, before tax, would be $402,763 in aggregate future expenses based on calculations using the Black-Scholes methodology.

Prior to January 1, 2006, we accounted for our stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25. No stock based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table sets forth the computation of basic and diluted loss per share for the year ended December 31, 2005 and illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123R to its stock plans:

For the Year Ended
December 31,
2005

Net loss, as reported	$(2,545,372)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	689
Deduct: Stock-based employee compensation expense determined under SFAS 123R, net of related tax effects	(421,407)

Pro forma loss	$(2,966,090)

Loss per share:
Basic — as reported	$(0.23)
Basic — pro forma	$(0.27)
Diluted — as reported	$(0.23)
Diluted — pro forma	$(0.27)

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2007	2006

Cost of revenues	$335,668	$255,374
General and administrative	65,763	49,952
Sales and marketing	72,680	52,055

Stock-based compensation expense before income taxes	$474,111	$357,381

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate (range)	4.13 - 4.48	4.61 - 4.94%	3.85%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	56.00%	58.00%	56.00%
Expected term (in years)	4.00 - 5.00	4.00	4.00

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Fiscal Year 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares	Price	Term	Value

Outstanding at December 31, 2006	1,870,662	$2.61	4.78	$10,192,916
Granted	147,500	8.02	6.02	8,500
Exercised	(341,675)	1.43	—	488,828
Forfeited or Expired	(48,758)	3.89	—	189,808

Outstanding at December 31, 2007	1,627,729	3.31	4.37	7,762,766

Unvested at December 31, 2007	227,785	6.54	5.82	350,273

Exercisable at December 31, 2007	1,399,944	$2.79	4.13	$7,412,493

The weighted-average grant date fair value of options granted for the years ended December 31, 2007, 2006 and 2005 was $8.02, $4.06 and $1.06, respectively. Cash received from option exercises for the years ended 2007, 2006 and 2005 was $488,828, $153,285, and $93,300, respectively.

As of December 31, 2007, there was $570,047 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 4.75 years.

During 2002, the Company’s Board of Directors and stockholders approved the adoption of the Plan and authorized the issuance of 950,000 shares of the Company’s Common Stock under the plan. In May 2005, the Company’s Board of Directors and stockholders approved an amendment to the Plan and authorized the issuance of an additional 750,000 shares of the Company’s Common Stock under the plan.

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

The following table summarizes the transactions pursuant to the Company’s stock option plan for the year ended December 31, 2007:

		Weighted Average
	Number of Shares	Option Grant Date
	Underlying Options	Fair Value

Non-vested at December 31, 2004	330,456	$4.85
Granted	60,000	$3.43
Vested	(312,706)	$5.08
Non-vested at December 31, 2005	77,750	$2.83
Granted	198,100	$3.53
Vested	(95,550)	$3.04
Non-vested at December 31, 2006	180,300	$3.49
Granted	147,500	$6.71
Vested	(100,015)	$3.73
Non-vested at December 31, 2007	227,785	$5.47

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,627,729, 1,690,362 and 1,753,558 options are exercisable at December 31, 2007, 2006 and 2005, respectively, at a weighted average exercise price of $3.31, $2.46 and $2.30, respectively.

The intrinsic value of stock options exercised for the years ended December 31, 2007, 2006 and 2005 respectively, were $2,271,906, $470,731 and $242,476.

At December 31, 2007, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price

$0.63-$0.88	494,529	1.80	$0.70	494,529	1.80	$0.70
$1.00-$1.16	176,500	3.97	$1.11	176,500	3.97	$1.11
$1.28-$2.80	123,425	3.80	$2.12	123,425	3.80	$2.12
$3.05-$5.10	505,675	6.00	$4.23	421,890	6.16	$4.28
$7.03-$8.06	327,600	6.15	$7.47	183,600	6.12	$7.03

$0.63-$8.06	1,627,729	4.37	$3.31	1,399,944	4.13	$2.79

Restricted Stock Units:  On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007 and extended the term of service through February 28, 2009. Pursuant to this employment agreement our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2007. Based on management’s assumptions, we recognized the related proportionate expense of $202,000 for 25,000 shares of these restricted stock units for fiscal 2007 based on a fair value of $8.08 at December 31, 2007. These restricted shares are service and performance-based and the value is determined by its fair value (as if underlying shares were vested and issued).

8.	Commitments

The Company has entered into non-cancelable operating leases for office facilities which expire through April 2013.

Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year Ending
December 31,
2007

2008	$1,643,720
2009	1,600,505
2010	998,805
2011	386,724
2012	386,724
Thereafter	128,908

$5,145,386

Rent expense charged to operations for the year ended December 31, 2007, 2006 and 2005 was $1,840,507, $1,649,766 and $1,590,759, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 1, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. In addition, the Company has an employment agreement with its Chief Financial Officer that expires February 5, 2009 and is renewable on an annual basis. The aggregate amount due from January 1, 2008 through the expiration under these agreements was $650,833. At December 31, 2007, the Company has recorded compensation of $202,000, which we believe will be paid in stock, to its President and Chief Executive Officer pursuant to his employment agreement.

9.	Employee Benefit Plan

The Company sponsors the Bio-Imaging Technologies, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company made contributions of $158,113, $54,450 and $43,062 for the year ended December 31, 2007, 2006 and 2005, respectively.

10.	Major Customers

During 2007, Hoffmann-LaRoche, encompassing 11 projects represented 13.4% of our service revenues for the year ended December 31, 2007, while for the comparable period last year, Novartis Pharmaceutical, Inc., encompassing 14 projects represented 10.9% of our service revenues for the year ended December 31, 2006. No customers accounted for more than 10% of service revenues for the year ended December 31, 2005. No other customers accounted for more than 10% of service revenues in fiscal year 2007.

11.	Income Taxes

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31,
	2007	2006	2005

Current:
Federal	$546,082	$121,411	$50,414
State and local	503,914	207,228	9,862
Foreign	163,667	210,500	50,924

	$1,213,663	$539,139	$111,200

Deferred:
Federal	458,155	268,717	(1,373,792)
State and local	(172,128)	(129,084)	(443,249)
Foreign	—	(64,000)	—

	286,027	75,633	(1,817,041)

Income tax provision (benefit)	$1,499,690	$614,772	$(1,705,841)

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reconciliation of the expected federal provision rate to the effective income tax rate is as follows:

	For the Year Ended December 31,
	2007	2006	2005

Tax provision at statutory rate	34.0%	34.0%	(34.0)%
State and local income taxes, net of federal benefit	5.7%	4.4%	(6.9)%
Permanent differences	0.6%	1.6%	0.4%
Foreign rate difference	(1.0)%	(1.1)%	(0.3)%
Other	(0.2)%	(1.6)%	0.7%

Effective income tax rate	39.1%	37.3%	(40.1)%

The Company’s domestic and foreign income before income tax is as follows:

	For the Year Ended December 31,
	2007	2006	2005

Domestic income before income tax	$3,232,514	$1,187,448	$(4,651,156)
Foreign income before income tax	$600,248	431,423	399,943

Total income before income tax	$3,832,762	$1,618,871	$(4,251,213)

The components of net deferred tax assets consist of the following:

	For the Year Ended December 31,
	2007	2006

Deferred tax assets:
Accrued expenses	$31,726	$28,936
Allowance for doubtful accounts	11,769	—
AMT credit	—	145,376
Deferred revenue	2,996,461	2,381,677
Federal net operating loss carryforwards	374,920	943,760
Restricted stock	129,818	81,796
Stock options	130,463	67,823
Amortization of acquisition costs	17,496	—

Total deferred tax assets	3,692,653	3,649,368

Deferred tax liabilities:
Excess of tax over book depreciation	(675,509)	(323,025)
Amortization of acquisition costs	—	(85,159)
Prepaid expenses	(369,772)	(349,430)

Total deferred tax liabilities	(1,045,281)	(757,614)

Valuation allowance	(408,000)	(408,000)

Net deferred tax assets	$2,239,372	$2,483,754

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, the Company considers future taxable income and on-going prudent and feasible tax planning strategies. In the event that the Company was to determine

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards of $1.1 million as of December 31, 2007 and $2.8 million as of December 31, 2006. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, the Company has estimated that $1.1 million of the current federal net operating loss will likely expire unused due to Internal Revenue Code Section 382 limitations. The current and long-term deferred tax assets are comprised of the NOL carryforwards with a tax effected value of $408,000 as of December 31, 2007. Generally accepted accounting principles require that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.

The Company recognizes contingent liabilities for any tax related exposures when those exposures are reasonably possible.

The tax benefit of the stock option deductions have been recorded to additional paid in capital in the amount of $642,855 and $51,430 for the year ended December 31, 2007 and 2006, respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.0 million of undistributed earnings from its non-U.S. operations as of December 31, 2007 because such earnings are intended to be reinvested indefinitely outside of the United States.

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes recognition threshold that a tax position is required to meet before being recognized in the financial statements.

Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to materially change during the next twelve months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2005 and 2006 are subject to examination. Our state taxes for years 2000 through 2006 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.

12.	Derivatives

We have not entered into any derivatives or other hedging instruments during the twelve months ended December 31, 2007. As of December 31, 2007, there are no outstanding derivative positions. For instruments that are associated with the hedge of cash flows, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value or cash flows of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

In accordance with our current foreign exchange rate risk management policy, since inception, we have purchased twenty monthly Euro call options. Nineteen monthly call options are in the amount of 250,000 Euros each and one call option is for 200,000 Euros for anticipated additional costs in May, 2006. The first expiration was on July 27, 2005 and the last expiration is in March 2007 with a strike price ranging from $1.26 to $1.27. These options are to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,109 for the options and at December 31, 2006 had recorded an Accumulated Other Comprehensive Gain of $17,157 in the stockholders’ equity section of the Balance Sheet due to changes in the value of this derivative.

During the twelve months ended December 31, 2007, we exercised two options. A gain of $10,398 was recognized in the Consolidated Statement of Operations during fiscal 2007. During the twelve months ended December 31, 2006, we exercised seven of the thirteen options. A loss of $10,784 was recognized in the Consolidated Statement of Operations on the exercised options during fiscal 2006.

Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.

13.	Foreign Operations

Foreign customers accounted for 43% and 28% of service revenues for the year ended December 31, 2007 and 2006, respectively.

14.	Business Segments

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. In November 2003, the Company acquired the intellectual property of CapMed Corporation. The Company has two reportable segments: pharmaceutical contract services and the CapMed division. The pharmaceutical contract service segment provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. The CapMed segment offers a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education, or disease guidelines. The operating segments are managed separately because each offers different services and applications to different markets. Management evaluates the performance of each segment based upon operating earnings or losses before interest and income taxes.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Pharmaceutical	CapMed	Consolidated
	Contract Services	Division	Total

Fiscal 2007
Total revenues	$47,254,732	$652,552	$47,907,284
Total cost and expenses	$42,266,746	$2,450,906	$44,717,652
Income (loss) from operations	$4,987,986	$(1,798,354)	$3,189,632
Total assets at December 31, 2007	$40,075,195	$2,982,086	$43,057,281
Fiscal 2006
Total revenues	$40,256,454	$262,339	$40,518,793
Total cost and expenses	$37,586,497	$1,816,903	$39,403,400
Income (loss) from operations	$2,669,957	$(1,554,564)	$1,115,393
Total assets at December 31, 2006	$32,418,588	$1,689,123	$34,107,711
Fiscal 2005
Total revenues	$30,125,893	$359,748	$30,485,641
Total cost and expenses	$33,352,578	$1,467,598	$34,820,176
Loss from operations	$(3,226,685)	$(1,107,850)	$(4,334,535)
Total assets at December 31, 2005	$27,605,712	$1,185,221	$28,790,933

The Company maintains offices in Newtown, Pennsylvania, Leiden, the Netherlands and Lyon, France. Net fixed assets located in Newtown, Pennsylvania were $6,287,465 and $4,549,666 at December 31, 2007 and 2006, respectively. Net fixed assets located in Leiden, the Netherlands, were $1,327,909 and $1,358,615 at December 31, 2007 and 2006, respectively. Net fixed assets located in Lyon, France were $364,698 at December 31, 2007.

15.	Related Party Transactions

At December 31, 2007, Covance, Inc. owned 20.0% of the Company’s outstanding Common Shares. The Company and Covance, Inc. have entered into various services agreements, for Covance’s clients that sponsor clinical trials, in the ordinary course of business. The Company’s service revenues include $1,151,052, $820,955 and $307,016 for the year ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the amounts due from Covance, Inc. were $2,977 and $212,323, respectively as reported in accounts receivable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2007, the end of the period covered by this report on Form 10K. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Remediation of Material Weakness.  As of September 30, 2007, we identified the following material weakness: We did not maintain effective controls over the accuracy of service revenues. Specifically, we did not maintain effective controls to review the accuracy of manual calculations for our monthly service revenues made within a spreadsheet application. This control deficiency resulted in audit adjustments that were material to the September 30, 2007 consolidated financial statements. In addition, this control deficiency could have resulted in a misstatement of service revenues that would have resulted in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, at September 30, 2007, we determined that this control deficiency constituted a material weakness.

In the fourth quarter of 2007 we migrated the manual revenue calculation from spreadsheet applications into automated functions within the accounting system thereby eliminating the use of spreadsheets in the monthly revenue calculation. Also, during the fourth quarter of 2007 we implemented additional revenue reporting and disclosure controls. As of December 31, 2007 we have evaluated and validated compliance with the newly implemented controls and concluded that the previous material weakness in our internal controls over the review of the accuracy of service revenues has been remediated.

Changes in internal control over financial reporting.  As noted above, there were changes in our internal control over financial reporting during the most recent quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The discussion under the headings “Certain Relationships and Related Transactions” and “Election of Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accounting Fees and Services.

The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.  The financial statements filed as part of this report are listed on the Index to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules.  Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.  Reference is made to the Exhibit Index. The exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K and are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of March, 2008.

BIO-IMAGING TECHNOLOGIES, INC.

By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Weinstein Mark L. Weinstein	President and Chief Executive Officer and Director (principal executive officer)	March 5th, 2008

/s/ Ted I. Kaminer Ted I. Kaminer	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 5th, 2008

/s/ Jeffrey H. Berg, Ph.D. Jeffrey H. Berg, Ph.D.	Director	March 5th, 2008

/s/ Richard F. Cimino Richard F. Cimino	Director	March 5th, 2008

/s/ E. Martin Davidoff, Esq., CPA E. Martin Davidoff, Esq., CPA	Director	March 5th, 2008

/s/ David E. Nowicki, D.M.D. David E. Nowicki, D.M.D.	Chairman of the Board and Director	March 5th, 2008

/s/ David Stack David Stack	Director	March 5th, 2008

/s/ James A. Taylor, Ph.D. James A. Taylor, Ph.D.	Director	March 5th, 2008

/s/ Paula B. Stafford Paula B. Stafford	Director	March 5th, 2008

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

2.1		Asset Purchase Agreement dated October 25, 2001, by and between Bio-Imaging Technologies, Inc. and Quintiles, Inc. Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 25, 2001.
3.1		Restated Certificate of Incorporation of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992. Amendments incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended September 30, 1993 and to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995.
3.2		Amended and Restated By-Laws of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.
4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.
4.2		Registration Agreement dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Corning Pharmaceuticals Services Inc., now Covance Inc. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated October 13, 1994.
4.3		Registration Rights Agreement dated as of October 25, 2001, by and between Bio-Imaging Technologies, Inc. and Quintiles, Inc. Incorporated by reference to Exhibit 2 of our Current Report on Form 8-K/A dated October 25, 2001.
10	.1*	2002 Stock Incentive Plan, adopted by the stockholders of Bio-Imaging Technologies, Inc. on February 27, 2002, as amended and restated on April 14, 2005. Incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 dated December 21, 2006.
10	.2*	401(k) Plan. Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.
10.3		Form of Employee’s Invention Assignment, Confidential Information and Non-Competition Agreement. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
10.4		Stock Purchase Agreement dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Covance Inc. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 13, 1994.
10	.5*	Invention Assignment and Confidential Information Agreement dated January 20, 2000, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.
10.6		Amended and Restated Employment Agreement dated March 1, 2006, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.7		First Modification of Office Space Lease between 826 Newtown Associates, LP and Bio-Imaging Technologies, Inc. dated January 11, 2002. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.
10.8		Office Space Lease dated September 22, 1999, between Yardley Road Associates, L.P. and Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.
10.9		Office Space Lease dated September 11, 2000, between Angelo Investment Company and Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.
10	.10*	Employment Agreement dated February 6, 2003, by and between Bio-Imaging Technologies, Inc. and Ted I. Kaminer. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003.
10.11		Securities Purchase Agreement dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 15, 2003.

Exhibit
No.		Description of Exhibit

10.12		Registration Rights Agreement dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 15, 2003.
10	.13*	Form of Amended Executive Retention Agreement by and between Bio-Imaging Technologies, Inc. and certain executive officers. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
10.14		Asset Purchase Agreement, dated November 20, 2003, by and between Bio-Imaging Technologies, Inc. and CapMed, Inc. Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.15		Stock Purchase Agreement, dated December 10, 2004, by and between Bio-Imaging Technologies, Inc. and Heart Core B.V. Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.16		Fourth Modification of Office Space Lease between 826 Newtown Associates, LP and Bio-Imaging Technologies, Inc. dated September 29, 2004. Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.17		Stock Purchase Agreement, dated February 6, 2007, by and between Bio-Imaging Technologies, Inc. and Theralys, S.A. Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.18		Development and Supply Agreement dated June 20, 2005 between CapMed, a division of Bio-Imaging Technologies, Inc., and Medic Alert Foundation United States, Inc. (Portions of this exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on August 15, 2005). Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
21		List of Subsidiaries of Registrant. Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.
23	.1†	Consent of PricewaterhouseCoopers LLP.
31	.1†	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32	.2†	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.

†	Included herewith.