Form 10-Q
period 2008-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2008-05-13
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Yes: ☑                    No: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐                    No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2008:

Class	Number of Shares
Common Stock, $0.00025 par value	14,252,425

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

-i-

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.
     References in this Quarterly Report on Form 10-Q to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.
     Certain information and footnote disclosures required under generally accepted accounting principles in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     The results of operations for the interim periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(in thousands)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$11,109	$17,915
Accounts receivable, net	11,807	5,881
Prepaid expenses and other current assets	1,600	1,235
Deferred income taxes	3,033	2,930

Total current assets	27,549	27,961

Property and equipment, net	9,067	7,980

Intangibles, net	2,525	450

Goodwill	27,840	6,025

Deferred income taxes	108	—

Other assets	657	641

Total assets	$67,746	$43,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,836	$1,864
Accrued expenses and other current liabilities	5,051	4,616
Deferred revenue	17,038	11,663
Current maturities of capital lease obligations	114	97

Total current liabilities	25,039	18,240
Long-term capital lease obligations	101	—
Deferred income tax — non-current	1,270	691
Other liability	617	597

Total liabilities	27,027	19,528

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at March 31, 2008 and at December 31, 2007	—	—
Common stock — $.00025 par value; authorized 18,000,000 shares, issued and outstanding 14,238,300 shares at March 31, 2008 and 11,765,483 shares at December 31, 2007	4	3
Additional paid-in capital	41,348	25,084
Accumulated deficit	(886)	(1,709)
Accumulated other comprehensive income	253	151

Stockholders’ equity	40,719	23,529

Total liabilities and stockholders’ equity	$67,746	$43,057

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
(in thousands, except per share data)	March 31,
	2008	2007

Service revenues	$11,161	$8,810
Reimbursement revenues	3,078	2,265

Total revenues	14,239	11,075

Cost and expenses:
Cost of service revenues	6,324	5,276
Cost of reimbursement revenues	3,078	2,265
Sales and marketing expenses	2,011	1,561
General and administrative expenses	1,673	1,472

Total cost and expenses	13,086	10,574

Income from operations	1,153	501
Interest income, net	153	157

Income before income tax provision	1,306	658

Income tax provision	483	263

Net income	$823	$395

Basic income per common share	$0.07	$0.03

Weighted average number of common shares	12,021	11,467

Diluted income per common share	$0.06	$0.03

Weighted average number of dilutive common equivalent shares	12,964	12,657

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
(in thousands)	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$823	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843	534
Provision for deferred income taxes	242	240
Bad debt provision	(17)	—
Stock based compensation expense	145	75
Gain on foreign currency options	—	(10)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(795)	(249)
(Increase) decrease in prepaid expenses and other current assets	(129)	6
Decrease (increase) in other assets	15	(108)
Decrease (increase) in accounts payable	526	(85)
Decrease in accrued expenses and other current liabilities	(308)	(385)
Increase in deferred revenue	1,065	1,760
(Decrease) increase in other liabilities	(9)	5

Net cash provided by operating activities	2,401	2,178

Cash flows from investing activities:
Purchases of property and equipment	(1,205)	(902)
Net cash paid for acquisition	(8,257)	(3,507)

Net cash used in investing activities	(9,462)	(4,409)

Cash flows from financing activities:
Payments under equipment lease obligations	(56)	(140)
Excess tax benefit related to stock options	63	—
Proceeds from exercise of stock options	39	106

Net cash provided by (used in) financing activities	46	(34)

Effect of exchange rate changes on cash	209	6

Net decrease in cash and cash equivalents	(6,806)	(2,259)
Cash and cash equivalents at beginning of period	17,915	16,166

Cash and cash equivalents at end of period	$11,109	$13,907

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1	$8
Cash paid during the period for income taxes	$1,034	$185
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Supplemental cash flow disclosure (in thousands)
Schedule of non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$64	$244

	For the Three Months Ended
	March 31,
	2008	2007
Acquired business (in thousands)
Accounts receivable	$4,926	$228
Prepaid and other current assets	258
Property and equipment	701	185
Other assets	37	52
Intangible assets and goodwill	23,975	4,532
Net current liabilities assumed	(1,062)	(377)
Other liabilities assumed	(4,474)	(353)
Common stock issued	(16,104)	(760)

Cash paid for acquired business, net of cash acquired of $418	$8,257	$3,507

	For the Three Months Ended
	March 31,
	2008	2007
Statement of comprehensive income (in thousands)
Net income	$823	$395
Equity adjustment from foreign currency translation	253	—

Total comprehensive income	$1,076	$395
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Interim Financial Statements:
Basis of Presentation.
     The financial statements included in this Quarterly Report on Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.
     Interim results are not necessarily indicative of results for the full fiscal year.
     Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation. We have reclassed certain reimbursable items and have changed the presentation of our service revenues, reimbursement revenues, cost of service revenues and cost of reimbursement revenues.
     The Balance Sheet at March 31, 2008 includes Phoenix Data Systems, Inc., a Pennsylvania corporation, hereinafter referred to as PDS, due to the acquisition on March 24, 2008. The Consolidated Statement of Income for the three months ended March 31, 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.
Functional Currency.
     Historically, the functional currency for our Netherlands operations was the US Dollar based on an initial evaluation of economic factors as set forth in Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation (SFAS 52).
     We periodically evaluate the economic facts and circumstances that led to the initial conclusion that the functional currency of the Netherlands operation was the US Dollar for any significant changes that might indicate that the functional currency of the Netherlands operation had changed. Based on our evaluation performed in connection with the commencement of our quarter ended September 30, 2007, we concluded that, effective July 1, 2007, the functional currency of our Netherlands operation is the Euro. The primary economic factor change was the increase in the sales price and market indicator of significantly more contracts in Euros as well as the cash flow and financing indicator of the US Dollar to the Euro in our Netherlands operation.
     The functional currency for our French operations is the Euro based on our initial and periodic evaluations of economic factors as set forth in SFAS 52.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 — Stockholder’s Equity Rollforward
     The following summarizes the activity of the Stockholder’s equity accounts for the period from December 31, 2007 through March 31, 2008 (in thousands):

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2007	11,765	$3	$25,084	$(1,709)	$151	$23,529
Stock options exercised	169	—	39	—	—	39
Restricted shares issued	16	—	—	—	—	—
Stock based compensation	—	—	59	—	—	59
Stock issued for acquisitions	2,288	1	16,103			16,104
Tax benefit on exercise of stock options	—	—	63	—	—	63
Equity adjustment from foreign currency translation	—	—	—	—	102	102
Net income	—	—	—	823	—	823

Balance at March 31, 2008	14,238	$4	$41,348	$(886)	$253	$40,719

Note 3 — Earnings Per Share:
     Basic income per common share for the three months ended March 31, 2008 and 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three months ended March 31, 2008 and 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended
	March 31,
(in thousands, except share data)	2008	2007
Net income — basic and diluted	$823	$395

Denominator — basic:
Weighted average number of common shares	12,021	11,467

Basic income per common share	$0.07	$0.03

Denominator — diluted:
Weighted average number of common shares	12,021	11,467
Common share equivalents of outstanding stock options	815	1,094
Common share equivalents of unrecognized compensation expense	129	97

Weighted average number of dilutive common equity shares	12,965	12,658

Diluted income per common share	$0.06	$0.03

     Options to purchase 312,000 shares of our common stock had been excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2008, as they were all antidilutive. Options to purchase 140,000 shares of our common stock had been excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2007, as they were all antidilutive. For the three months ended March 31,2008, the 2,287,582 shares issued in the PDS acquisition were proratably included in weighted average number of common shares from March 24, 2008, the acquisition date, through the end of the quarter, March 31, 2008.
Note 4 — Commitments and Contingencies:
     On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. In addition, we have an employment agreement with our Senior Vice President and Chief Financial Officer that expires February 5, 2009 and is renewable on

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
an annual basis. Pursuant to this employment agreement, our President and Chief Executive Officer can potentially receive up to 25,000 shares of the company’s common stock each fiscal year. Based on management’s assumptions, we recognized the related proportionate expense of $44,000 for these restricted shares for the three months ended March 31, 2008. These restricted shares are service and performance-based, and the value is determined by its fair value (as if underlying shares were vested and issued). The aggregate amount due under these employment agreements from January 1, 2008 through the expiration under these agreements is $716,000.
Note 5 — Business Segments
     FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. In November 2003, we acquired the intellectual property of CapMed Corporation. We have two reportable segments: pharmaceutical contract services and the CapMed division. Our pharmaceutical contract service segment provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. Our CapMed segment offers a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education or disease guidelines. The operating segments are managed separately because each offers different services and applications to different markets. Our management evaluates the performance of each segment based upon operating earnings or losses before interest and income taxes.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical
(in thousands)	Contract Services	CapMed Division	Consolidated Total
For the three months ended March 31, 2008
Total revenues	$14,101	$138	$14,239
Total cost and expenses	$12,404	$682	$13,086
Income (loss) from operations	$1,697	$(544)	$1,153

For the three months ended March 31, 2007
Total revenues	$10,941	$134	$11,075
Total cost and expenses	$10,060	$514	$10,574
Income (loss) from operations	$881	$(380)	$501
     Our foreign customers accounted for approximately 38% and 34% of service revenues for the three months ended March 31, 2008 and 2007, respectively.
Note 6 — Accounts Receivable and Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of our customers’ ability to make payments, additional allowances may be required. We do not have any off-balance-sheet credit exposure related to our customers and the trade accounts receivable do not bear interest.

(in thousands)	March 31, 2008	December 31, 2007
Billed trade accounts receivable	$9,917	$5,090
Unbilled trade accounts receivable	1,465	746
Other	425	45

Total Receivables	$11,807	$5,881

Allowance Rollforward (in thousands):
Balance at January 1, 2008	$29
Additions	—
Write offs (net of recoveries)	(17)

Balance at March 31, 2008	$12

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7 — Income Taxes
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
     The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) credit carryforwards of $1.1 million as of March 31, 2008. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL credit carryforwards. The current and long-term deferred tax assets are comprised of the NOL credit carryforwards with a tax effected value of $408,000 as of March 31, 2008. Generally accepted accounting principles require that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     The Company recognizes contingent liabilities for any tax related exposures when those exposures are reasonably possible.
     The tax benefit of the stock option deductions has been recorded to additional paid in capital in the amount of $63,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.
     On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to materially change during the next 12 months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2005 and 2006 are subject to

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
examination. Our state taxes for years 2000 through 2006 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.
Note 8 — Acquisition
Phoenix Data Systems, Inc. Acquisition
     On March 24, 2008, Bio-Imaging acquired PDS (the “Acquisition”) to expand our pharmaceutical services in the area of electronic data capture and other eClinical data solutions to our clients. The Acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated March 24, 2008, by and among the Company, Bio-Imaging Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and PDS and its Stockholders’ Representative. Pursuant to the terms of the Merger Agreement, PDS merged with and into Merger Sub. Following the consummation of the Acquisition, PDS ceased to exist and Merger Sub became a wholly-owned subsidiary of the Company. The directors and officers of the Merger Sub continue to be the officers and directors of the surviving corporation. In connection with the Acquisition, the Company also entered into employment agreements with members of the senior management team of PDS. These individuals continue to be members of the senior management of the surviving corporation; however, none of these individuals are executive officers of the Company.
     Under the terms of the Merger Agreement, the Company acquired all of PDS’s outstanding capital stock. The total consideration paid by the Company to PDS’s stockholders was $23,973,858 comprised of $7,000,000 in cash and 2,287,582 shares of common stock, par value $0.00025 per share, of the Company, with an average closing price per share over the last 30 trading days ending and including March 19, 2008 of $7.42 (“Common Stock”). The aggregate purchase price is subject to a post-closing adjustment based on the Tangible Net Worth (as defined in the Merger Agreement) of PDS on the Closing Date (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, five percent of the aggregate consideration is to be held in escrow for a period not to exceed three business days following the finalization of the Closing Tangible Net Worth Statement (as defined in the Merger Agreement), which should take place within 60-90 days from the Closing Date. Additionally, ten percent of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Merger Agreement for a period ending no later than March 31, 2009. We also incurred approximately $1,076,000 in acquisition costs and assumed $181,000 of working capital. After the acquisition, the stock was recorded at an average price of $7.04 per share.
     In connection with the Acquisition, the stockholders of PDS entered into various agreements. The stockholders of PDS executed stockholders’ agreements, whereby each stockholder agreed, among other things, to approve the Acquisition and not to compete in the business area occupied by PDS at the time of the Acquisition for a reasonable period of time. All stockholders executed lockup agreements, whereby all stockholders agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of the Company’s Common Stock received pursuant to the Merger Agreement for a period beginning on the date the Merger Agreement was executed and continuing to and including the date 180 days after the Closing Date (the “Initial Lockup Period Date”), and certain additional stockholders agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of 67 percent of the shares of the Company’s Common Stock received pursuant to the Merger Agreement

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
for a period beginning on the Initial Lockup Period Date and continuing to and including the date of the first anniversary of the Closing Date.
     The Company has not finalized the purchase price allocation and the acquisition costs of the Acquisition have been allocated to assets acquired and liabilities assumed based on preliminary estimates of fair value as follows (in thousands):

Net Working Capital	$181
Fixed Assets	590
Other Assets	164
Other Liabilities	(101)
Software	500
Trademark	50
Customer Backlog	600
Customer Relationships	300
Non-Compete Agreements	100
Goodwill, including Workforce	21,816
Deferred Tax Liabilities	579

Total Purchase Price	$24,779

     The results of operations of PDS from the acquisition date, March 24, 2008 to March 31, 2008 were immaterial, therefore, the Company did not include them in the Consolidated Statement of Income for the three months ended March 31, 2008.
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the three months ended March 31, 2008 and 2007 as if the Acquisition had occurred as of the beginning of each of the periods presented after giving effect to certain adjustments including the exclusion of Phoenix’s transaction related costs of $721,000. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Total revenue	$18,697	$13,372
Operating income	1,348	661
Net income	924	484
Basic net income per share	$0.07	$0.04
Diluted net income per share	$0.06	$0.03
Theralys S.A. Acquisition
     On February 6, 2007, we acquired 100% of the outstanding securities of Theralys, a company headquartered in Lyon, France to expand our therapeutic expertise in the Central Nervous System and Neurovascular areas. The aggregate purchase price was 2,958,000 Euros ($3,853,000 as determined by an agreed upon exchange rate), of which 2,375,000 Euros ($3,093,000) was paid in cash and $760,000 in value was paid with 93,000 shares of our common stock. We also incurred approximately $678,000 in acquisition costs. The purchase of the business was accounted for under the purchase method of accounting. The result of operations of Theralys were included in our financial statements at the acquisition date in our pharmaceutical contract services business segment. The assets acquired primarily consisted of $4,153,000 goodwill, $291,000 software, $52,000 customer relationship and $36,000 non-compete. The pro forma impact of the Theralys acquisition on 2007 results was immaterial.

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
     Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately three months to 12 months. In addition, the contracts under which we perform services typically cover a period of 12 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability. Service revenues were generated from 94 clients encompassing 202 distinct projects for the three months ended March 31, 2008. This compares to 101 clients encompassing 213 distinct projects for the three months ended March 31, 2007.
     Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $96.3 million as of March 31, 2008. This compares to $77.6 million as of March 31, 2007. These amounts do not include any backlog associated with PDS. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is canceled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than three months to 7 years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.
     During the first quarter of 2008, we completed the acquisition of PDS, a provider of electronic data capture (EDC) services offering a comprehensive array of eClinical data solutions to the pharmaceutical and biotechnology industries. PDS is engaged in providing full service EDC, a unique combination of electronic data capture, interactive voice response, reporting and data management solutions. PDS has developed a variety of software applications that allow pharmaceutical and biotech companies to enhance their ability to process and store clinical data through the use of PDS’s proprietary software and hosting service. PDS is focused on making the process of collecting and analyzing data from clinical trials faster, easier and more reliable. This transaction met our acquisition criteria in that it expands our capabilities in the clinical trials arena, leverages our global operating capabilities, leverages our brand reputation for quality client service and utilizes our existing relationships with major players in the pharmaceutical, biotech and medical device industries. We see this acquisition as a very logical extension of our core offerings in image management. It not only expands our addressable market but gives us access to what we believe to be a very large and rapidly growing space, intimately related to our clinical trials expertise.
     We believe that demand for our services and technologies will continue to grow as the use of digital technologies for data acquisition and management increases in the radiology and drug development communities. We also believe that there is a growing recognition within the bio-pharmaceutical industry of the advantages in using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data. The FDA is also requiring more robust studies and additional data for clinical trials. In addition, the FDA continues to develop sophisticated guidelines for computerized submission of clinical trial data, including medical images. Furthermore, we believe that the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data from a large number of imaging sources. These studies require processing, analysis, data management and submission services best handled by vendors with scalable logistical capabilities and extensive experience working with research facilities worldwide. However, due to several factors, including, without limitation, competition from commercial competitors and academic research centers and the risk of project cancellations, slowing of patient enrollment in on-going studies or delay of future project awards, among others, we cannot assure you that demand for our services and technologies will grow, sustain growth or that additional revenue generating opportunities will be realized by us.
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
     We intend to expand our CapMed division through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We continue to pursue alliances and evaluate strategic alternatives to maximize shareholder value. We believe that continued emphasis on improving patient care and reducing costs will contribute to the growth of the personal electronic medical records market. We also have developed an In Case of Emergency (icePHR™) designed especially for use in emergencies to provide consumers with private and timely access to personal health information in a security-enhanced environment. CapMed also offers icePHR Mobile™ that will allow access to the information on cell phones and personal digital assistants (PDA) and a comprehensive PHR Online product that will capture and maintain all aspects of personal health management. The markets for our CapMed division continue to evolve favorably. We continue to be encouraged by the long-term prospects for this division although the revenue generating adoption rate has been slower than anticipated.

Forward Looking Statements
     Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; growth potential for our CapMed division; the demand for our services and technologies; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions and the integration of current acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Quarterly Report on Form 10-Q and expressed from time to time in our filings with the SEC, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Application of Critical Accounting Policies and Estimates
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, became effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities does not have an impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Consolidated Financial Statements as we have elected the deferral of FAS 157-2.
     On January 1, 2008, we adopted the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) which permits companies to use fair value for reporting purposes under generally accepted accounting principles (GAAP). We have determined that the adoption of SFAS 159 does not have an impact on the Consolidated Financial Statements.
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of

Financial Accounting Standards (SFAS) No. 141R, “Business Combinations (Revised 2007),” (SFAS 141R) which addresses ways to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Retrospective application is not permitted. The Company is currently evaluating SFAS 141R and the related impact on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2009. Management is currently evaluating the potential impact of SFAS 160 on the Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.

Results of Operations
     Three Months Ended March 31, 2008 and 2007

	Three		Three
	Months		Months
	Ended		Ended
	March 31,	% of Total	March 31,	% of Total
(in thousands)	2008	Revenue	2007	Revenue	$ Change	% Change

Service revenues	$11,161	78.4%	$8,810	79.5%	$2,351	26.7%
Reimbursement revenues	3,078	21.6%	2,265	20.5%	813	35.9%

Total revenues	14,239	100.0%	11,075	100.0%	3,164	28.6%

Cost and expenses:
Cost of service revenue	6,324	44.4%	5,276	47.6%	1,048	19.9%
Cost of reimbursement revenue	3,078	21.6%	2,265	20.5%	813	35.9%
Sales and marketing expenses	2,011	14.1%	1,561	14.1%	450	28.8%
General and administrative expenses	1,673	11.8%	1,472	13.3%	201	13.7%

Total cost and expenses	13,086	91.9%	10,574	95.5%	2,512	23.8%

Income from operations	1,153	8.1%	501	4.5%	652	130.1%
Interest income	153	1.1%	161	1.5%	(8)	(5.0)%
Interest expense	—	0.0%	(4)	0.0%	4	100.0%

Income before income tax provision	1,306	9.2%	658	5.9%	648	98.5%

Income tax provision	483	3.4%	263	2.4%	220	83.7%

Net income	$823	5.8%	$395	3.6%	$428	108.4%

     The Consolidated Statement of Income for the three months ended March 31, 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.
     Service revenues for the three months ended March 31, 2008 and 2007 were $11,161,000 and $8,810,000 respectively, an increase of $2,351,000 or 26.7%. The increase in service revenues was due to an increase in work performed from our increased backlog. Our backlog at March 31, 2008 was $96.3 million compared to $77.6 million at March 31, 2007, an increase of 24.1%. We believe this increase in backlog is an indicator that the overall market growth for medical-imaging related services for clinical trials continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.
     Service revenues were generated from 94 clients encompassing 202 distinct projects for the three months ended March 31, 2008. This compares to 101 clients encompassing 213 distinct projects for the three months ended March 31, 2007. One client, Hoffmann-LaRoche, encompassing 11 projects represented 10.2% of our service revenues for the three months ended March 31, 2008. No one client accounted for more than 10% of our service revenues for the three months ended March 31,

2007. Service revenues generated from our client base, while still concentrated as measured by the number of clients, is more dispersed when revenue concentration is measured by the number of individual projects. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services.
     Reimbursement revenues and cost of reimbursement revenues for the three months ended March 31, 2008 and 2007 were $3,078,000 and $2,265,000 respectively, an increase of $813,000, or 35.9%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the three months ended March 31, 2008 and 2007 were $6,324,000 and $5,276,000 respectively, an increase of $1,048,000, or 19.9%. The increase in cost of revenues is primarily due to the increase in the costs of our European facilities along with an increase in operational personnel. Cost of service revenues for the three months ended March 31, 2008 and 2007 were comprised of professional salaries and benefits and allocated overhead. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2008 as service revenues increase.
     Sales and marketing expenses for the three months ended March 31, 2008 and 2007 were $2,011,000 and $1,561,000 respectively, an increase of $450,000, or 28.8%. Sales and marketing expenses for the three months ended March 31, 2008 and 2007 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to an increase in our CapMed division’s sales and marketing expenses of $146,000 and an increase in tradeshow attendance and marketing expenditures. We expect that sales and marketing expenses will increase in fiscal 2008 as we continue to expand our market presence in the United States and Europe.
     General and administrative expenses for the three months ended March 31, 2008 and 2007 were $1,673,000 and $1,472,000 respectively, an increase of $201,000, or 13.7%. General and administrative expenses for the three months ended March 31, 2008 and three months ended March 31, 2007 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is primarily due to an increase in professional and consulting services. We expect that our general and administrative expenses will increase in 2008 due to increased professional fees and general corporate matters.
     Net interest income was $153,000 for the three months ended March 31, 2008 and $157,000 for the three months ended March 31, 2007, a decrease of $4,000, or 2.5%. Net interest income and expense for the three months ended March 31, 2008 and 2007 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. We expect interest income to decline in 2008 due to the reduction in cash balance as a result of the cash used during the first quarter 2008 for the acquisition of PDS and the decline in interest rates for short-term investments.
     Income before income taxes was $1,306,000 for the three months ended March 31, 2008, and $658,000 for the three months ended March 31, 2007. The increase was due to greater service revenue while cost of service revenues increased at a slower rate due to our process improvement efforts.
     Our income tax provision for the three months ended March 31, 2008 and 2007 was $483,000 and $263,000, respectively. Our effective tax rate is approximately 37% for fiscal 2008. Our effective tax rate was approximately 39% for fiscal 2007. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S.

     Business Segments
     We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 4 — Business Segments” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
     During the three months ended March 31, 2008, we had CapMed segment sales of $138,000 and total costs and expenses of $682,000, consisting of $545,000 of sales and marketing expenses, $136,000 of general and administrative expenses and $1,000 of cost of revenues. This compares to the three months ended March 31, 2007, whereby we had CapMed segment sales of $134,000 and total costs and expenses of $515,000, consisting of $399,000 of sales and marketing expenses, $100,000 of general and administrative expenses and $16,000 of cost of revenues. The increase in sales and marketing expenses was primarily due to increased tradeshow attendance and marketing expenses.
     Liquidity and Capital Resources

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2008	March 31, 2007

Net cash provided by operating activities	$2,401	$2,178
Net cash used in investing activities	$(9,462)	$(4,409)
Net cash provided by (used in) financing activities	$46	$(34)
     At March 31, 2008, we had cash and cash equivalents of $11,109,000. Working capital, defined as current assets minus current liabilities, at March 31, 2008 was $2,510,000.
     Net cash provided by operating activities for the three months ended March 31, 2008 was $2,401,000 as compared to $2,178,000 for the three months ended March 31, 2007. This increase from the prior year is primarily due to the increase in accounts receivable of $546,000 from the increase in the monthly service revenues and the increase in net income of $428,000 offset by the decrease in deferred revenue of $695,000.
     Net cash used in investing activities for the three months ended March 31, 2008 was $9,462,000 as compared to $4,409,000 for the three months ended March 31, 2007. The increase was primarily due to $8,257,000 used for the acquisition of PDS on March 24, 2008. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2008 will be approximately $2.7 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our U. S. and European operations, as well as capitalization of software costs.
     Net cash provided by financing activities for the three months ended March 31, 2008 was $46,000 as compared to net cash used in financing activities of $34,000 for the three months ended March 31, 2007. The change is primarily attributable to fewer payments under equipment lease obligations for the three months ended March 30, 2008 due to not entering into any new capital leases and the expiration of existing capital leases in 2008.

     The following table lists our cash contractual obligations as of March 31, 2008 (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years
Capital lease obligations	$215,000	$151,000	$47,000	$17,000	$
Facility rent operating leases	$6,094,000	$2,371,000	$2,918,000	$805,000	$
Employment agreements	$564,000	$564,000	$—	$—	$

Total contractual cash obligations	$6,873,000	$3,086,000	$2,965,000	$822,000	$

     We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.
     In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. During the three months ended March 31, 2008, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. As of March 31, 2008, there are no outstanding derivative positions. During the three months ended March 31, 2008, we did not exercise any options. During the three months ended March 31, 2007, we exercised two options and a gain of $10,398 was recognized in the Consolidated Statement of Income.
     We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.
     We anticipate that our existing capital resources together with cash flow from operations will be sufficient to meet our cash needs for the next 12 months. However, we cannot assure you that our operating results will maintain profitability on an annual basis in the future. The inherent operational risks associated with the following factors may have a material adverse affect on our future liquidity:
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
     Our fiscal year 2008 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Our plans include additional financing, to the extent available, through the line of credit discussed above. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next 12 months and the foreseeable future.
Changes to Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of March 31, 2008, there have been no changes to such critical accounting policies and estimates.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities does not have an impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates nonfinancial assets and nonfinancial liabilities, on the Consolidated Financial Statements.
     On January 1, 2008, we adopted the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) which permits companies to use fair value for reporting purposes under GAAP. We have determined that the adoption of SFAS 159 does not have an impact on the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     We invest in high-quality financial instruments, primarily money market funds, federal agency notes, asset backed securities, corporate debt securities and U.S. treasury notes, with an effective duration of less than three months and no security with an effective duration in excess of two years, which we believe are subject to limited credit risk. We currently do not hedge our interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
     Foreign Currency Risk
     Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A 10 percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $400,000 and $546,000 to our net asset position at March 31, 2008 and December 31, 2007, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
     We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at March 31, 2008 and December 31, 2007. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
Item 4T. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

     Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     One client, Hoffmann-La Roche, encompassing 11 projects represented 10.2% of our service revenues for the three months ended March 31, 2008. No one client accounted for more than 10% of our service revenue for the three months ended March 31, 2007. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $96.3 million at March 31, 2008, excluding PDS backlog, is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
     Our business has expanded substantially in the past. Our continuing sales and marketing efforts have resulted in increased revenues. The number of projects under management was 202, excluding PDS projects, in the first quarter of 2008. In addition, we acquired Phoenix Data Systems in March 2008, Theralys in February 2007, HeartCore in December 2004 and CapMed in November 2003.
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
We recently acquired PDS and may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.
     We recently acquired PDS and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business or otherwise serve our strategic goals. Either as a result of the acquisition of PDS or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition.
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
     During the first quarter of 2008, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated.
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
     Our CapMed division had a loss from operations for the three months ended March 31, 2008 of $544,000. If our CapMed division continues to incur such losses, our business, results of operations and financial condition will be materially adversely affected.
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
     As of March 31, 2008, we had the following capital structure:

Common stock outstanding	14,238,300

Common stock issuable upon:
Exercise of options which are outstanding	1,621,229
Exercise of options which have not been granted	280,378

Total common stock outstanding assuming exercise or conversion of all of the above	16,139,907

     As of March 31, 2008, we had outstanding options to purchase 1,621,229 shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $3.24 per share), of which 1,224,889 options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
     Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of March 31, 2008, we had 14,238,300 shares of our common stock issued and outstanding, all of which are currently freely tradable. In addition, the sale of a significant number of shares of our common stock in the public market following the effectiveness of the registration statement we recently filed to register shares issued in connection with our acquisition of PDS could harm the market price of our common stock. As additional shares of common stock become available for resale in the public market pursuant to the registration statement and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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
There are a limited number of stockholders who have significant control over our common stock, allowing them to have significant influence over the outcome of all matters submitted to our stockholders for approval, which influence may conflict with our interests and the interests of our other stockholders.
     Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 20% of the outstanding shares of common stock and stock options that could have been converted to common stock at March 31, 2008, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2008 and March 31, 2008, our common stock has traded at a low of $6.57 per share and a high of $8.98 per share.
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
     We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted to common stock. The remaining 1,750,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the Board may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock unless the business combination is approved in a prescribed manner.
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
     None.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
10.1	Agreement and Plan of Merger, dated March 24, 2008, by and among the Company, Bio-Imaging Acquisition Corporation and Phoenix Data Systems, Inc. and its Stockholders’ Representative. Incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K/A dated March 24, 2008.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.
DATE: May 13, 2008	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 13, 2008	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)