Form 10-Q
period 2008-06-30
BIO IMAGING TECHNOLOGIES INC
filed 2008-08-05
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☑     No: ☐
      Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐       No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2008:

Class	Number of Shares
Common Stock, $0.00025 par value	14,332,568

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
 - i -

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
     References in this Quarterly Report on Form 10-Q to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries.
     Certain information and footnote disclosures required under generally accepted accounting principles (GAAP) in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     The results of operations for the interim periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(in thousands)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,047	$17,915
Accounts receivable, net	9,782	5,881
Prepaid expenses and other current assets	1,639	1,235
Deferred income taxes	2,952	2,930

Total current assets	29,420	27,961

Property and equipment, net	8,946	7,980

Intangibles, net	2,288	450

Goodwill	27,820	6,025

Other assets	679	641

Total assets	$69,153	$43,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,819	$1,864
Accrued expenses and other current liabilities	6,124	4,616
Deferred revenue	16,525	11,664
Current maturities of capital lease obligations	92	97

Total current liabilities	25,560	18,241
Long-term capital lease obligations	69	—
Deferred income tax — non-current	638	691
Other liabilities	606	597

Total liabilities	26,873	19,529

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock- $0.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at June 30, 2008 and at December 31, 2007	—	—
Common stock — $0.00025 par value; authorized 18,000,000 shares, issued and outstanding 14,337,521 shares at June 30, 2008 and 11,765,483 shares at December 31, 2007	4	3
Additional paid-in capital	41,840	25,084
Retained earnings (accumulated deficit)	174	(1,710)
Accumulated other comprehensive income	262	151

Stockholders’ equity	42,280	23,528

Total liabilities and stockholders’ equity	$69,153	$43,057

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	June 30,
(in thousands, except per share data)	2008	2007
Service revenues	$15,222	$9,457

Reimbursement revenues	4,073	2,229

Total revenues	19,295	11,686

Cost and expenses:

Cost of service revenues	8,576	5,477

Cost of reimbursement revenues	4,073	2,229

Sales and marketing expenses	2,822	1,739

General and administrative expenses	2,046	1,490

Amortization of intangible assets related to acquisitions	172	77

Total cost and expenses	17,689	11,012

Income from operations	1,606	674

Interest income	101	155

Interest expense	(3)	(6)

Income before income tax provision	1,704	823

Income tax provision	643	329

Net income	$1,061	$494

Basic income per common share	$0.07	$0.04

Weighted average number of common shares	14,279	11,602

Diluted income per common share	$0.07	$0.04

Weighted average number of dilutive common equivalent shares	15,168	12,654

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands, except per share data)	2008	2007
Service revenues	$26,383	$18,267

Reimbursement revenues	7,151	4,495

Total revenues	33,534	22,762

Cost and expenses:

Cost of service revenues	14,882	10,754

Cost of reimbursement revenues	7,151	4,495

Sales and marketing expenses	4,799	3,299

General and administrative expenses	3,708	2,909

Amortization of intangible assets related to acquisitions	235	130

Total cost and expenses	30,775	21,587

Income from operations	2,759	1,175

Interest income	254	316

Interest expense	(3)	(10)

Income before income tax provision	3,010	1,481

Income tax provision	1,126	592

Net income	$1,884	$889

Basic income per common share	$0.14	$0.08

Weighted average number of common shares	13,157	11,535

Diluted income per common share	$0.13	$0.07

Weighted average number of dilutive common equivalent shares	14,114	12,668

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$1,884	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,709	1,073
Benefit for deferred income taxes	(258)	(364)
Bad debt provision	(29)	—
Stock based compensation expense	250	196
Gain on foreign currency options	—	(10)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	766	(488)
(Increase) decrease in prepaid expenses and other current assets	(203)	57
Increase in other assets	(24)	(45)
Increase (decrease) in accounts payable	626	(445)
Increase in accrued expenses and other current liabilities	1,098	754
Increase in deferred revenue	987	2,159
Increase in other liabilities	24	5

Net cash provided by operating activities	6,830	3,781

Cash flows from investing activities:
Purchases of property and equipment	(2,005)	(1,784)
Net cash paid for acquisition	(8,193)	(3,565)

Net cash used in investing activities	(10,198)	(5,349)

Cash flows from financing activities:
Payments under equipment lease obligations	(111)	(274)
Excess tax benefit related to stock options	50	—
Proceeds from exercise of stock options	352	150

Net cash provided by (used in) financing activities	291	(124)

Effect of exchange rate changes on cash	209	8

Net decrease in cash and cash equivalents	(2,868)	(1,684)
Cash and cash equivalents at beginning of period	17,915	16,167

Cash and cash equivalents at end of period	$15,047	$14,483

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$10
Cash paid during the period for income taxes	$1,050	$613
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Supplemental cash flow disclosure (in thousands)
Schedule of non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$22	$185

	For the Six Months Ended
	June 30,
	2008	2007
Acquired business (in thousands)
Accounts receivable	$4,926	$228
Prepaid and other current assets	258	—
Property and equipment	741	185
Other assets	37	53
Intangible assets and goodwill	23,871	4,590
Current liabilities assumed	(1,062)	(377)
Other liabilities assumed	(4,474)	(353)
Common stock issued	(16,104)	(760)

Cash paid for acquired business, net of cash acquired for the six months ended June 30, 2008 of $418	$8,193	$3,566

	For the Six Months Ended
	June 30,
	2008	2007
Statement of comprehensive income (in thousands)
Net income	$1,884	$889
Equity adjustment from foreign currency translation	111	(5)

Total comprehensive income	$1,995	$884
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Interim Financial Statements:
Basis of Presentation.
     The financial statements included in this Quarterly Report on Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.
     Interim results are not necessarily indicative of results for the full fiscal year.
     Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation. We have reclassed certain reimbursable items and have changed the presentation of our service revenues, reimbursement revenues, cost of service revenues and cost of reimbursement revenues. We also have reclassed the amortization of intangible assets related to acquisitions as a separate component of the consolidated statements of income.
     The Balance Sheet at June 30, 2008 includes Phoenix Data Systems, Inc., a Pennsylvania corporation, hereinafter referred to as PDS, due to the acquisition on March 24, 2008. The Consolidated Statement of Income for the six months ended June 30, 2008 includes the operating results of PDS from April 1, 2008 through June 30, 2008 but excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period
Functional Currency.
     Historically, the functional currency for our Netherlands operations was the US Dollar based on an initial evaluation of economic factors as set forth in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation (SFAS 52).
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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 — Stockholder’s Equity Rollforward
     The following summarizes the activity of the Stockholder’s equity accounts for the period from December 31, 2007 through June 30, 2008 (in thousands):

			Additional	Retained Earnings	Accumulated Other
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 31, 2007	11,765	$3	$25,084	$(1,710)	$151	$23,528
Stock options exercised	264	—	352	—	—	352
Restricted shares issued	21	—	—	—	—	—
Stock based compensation	—	—	250	—	—	250
Stock issued for acquisitions	2,288	1	16,104	—	—	16,105
Tax benefit on exercise of stock options	—	—	50	—	—	50
Equity adjustment from foreign currency translation	—	—	—	—	111	111
Net income	—	—	—	1,884	—	1,884

Balance at June 30, 2008	14,338	$4	$41,840	$174	$262	$42,280

Note 3 — Earnings Per Share:
     Basic income per common share for the three and six months ended June 30, 2008 and 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three and six months ended June 30, 2008 and 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The computation of basic income per common share and diluted income per common share was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income — basic and diluted	$1,884	$889	$1,061	$494

Denominator — basic:
Weighted average number of common shares	13,157	11,535	14,279	11,602

Basic income per common share	$0.14	$0.08	$0.07	$0.04

Denominator — diluted:
Weighted average number of common shares	13,157	11,535	14,279	11,602
Common share equivalents of outstanding stock options	774	1,068	705	988
Common share equivalents of unrecognized compensation expense	183	65	184	64

Weighted average number of dilutive common equity shares	14,114	12,668	15,168	12,654

Diluted income per common share	$0.13	$0.07	$0.07	$0.04

     Options to purchase 318,000 and 311,000 shares of our common stock had been excluded from the calculation of diluted earnings per common share for the three and six months ended June 30, 2008, as they were all antidilutive. Options to purchase 331,000 and 140,000 shares of our common stock had been excluded from the calculation of diluted earnings per common share for the three and six months ended June 30, 2007, as they were all antidilutive. For the six months ended June 30, 2008, the 2,288,000 shares issued in the PDS acquisition were included in the weighted average number of common shares from March 24, 2008, the acquisition date, through June 30, 2008.
Note 4 — Commitments and Contingencies:
     On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this employment agreement, our President and Chief Executive Officer can potentially receive up to 25,000 shares of the company’s

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
common stock each fiscal year. Based on management’s assumptions, we recognized the related proportionate expense of $93,000 for these restricted shares for the six months ended June 30, 2008. These restricted shares are service and performance-based, and the value is determined by its fair value (as if underlying shares were vested and issued). In addition, we have an employment agreement with our Senior Vice President and Chief Financial Officer that expires February 5, 2009 and is renewable on an annual basis. The aggregate amount due under these employment agreements from January 1, 2008 through the expiration under these agreements is $716,000.
Note 5 — Business Segments
     Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. In November 2003, we acquired the intellectual property of CapMed Corporation. We have two reportable segments: pharmaceutical contract services and the CapMed division. Our pharmaceutical contract service segment provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. Our CapMed segment offers a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education or disease guidelines. The operating segments are managed separately because each offers different services and applications to different markets. Our management evaluates the performance of each segment based upon operating earnings or losses before interest and income taxes.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical
	Contract	CapMed	Consolidated
(in thousands)	Services	Division	Total
For the three months ended June 30, 2008
Total revenues	$19,182	$113	$19,295
Total cost and expenses	$16,900	$789	$17,689
Income (loss) from operations	$2,282	$(676)	$1,606

For the three months ended June 30, 2007
Total revenues	$11,487	$199	$11,686
Total cost and expenses	$10,398	$614	$11,012
Income (loss) from operations	$1,089	$(415)	$674

For the six months ended June 30, 2008
Total revenues	$33,283	$251	$33,534
Total cost and expenses	$29,304	$1,471	$30,775
Income (loss) from operations	$3,979	$(1,220)	$2,759

For the six months ended June 30, 2007
Total revenues	$22,429	$333	$22,762
Total cost and expenses	$20,457	$1,129	$21,586
Income (loss) from operations	$1,972	$(796)	$1,176
     Our foreign customers accounted for approximately 25% and 38% of service revenues for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, our foreign customers accounted for approximately 30% and 36% of service revenues, respectively.
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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in thousands)	June 30, 2008	December 31, 2007
Billed trade accounts receivable	$7,977	$5,090
Unbilled trade accounts receivable	1,782	746
Other	23	45

Total Receivables	$9,782	$5,881

Allowance Rollforward (in thousands):
Balance at January 1, 2008	$29
Additions	—
Write offs (net of recoveries)	(29)

Balance at June 30, 2008	$0
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
     The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) credit carryforwards of $1.1 million as of June 30, 2008. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL credit carryforwards. The current and long-term deferred tax assets are comprised of the NOL credit carryforwards with a tax effected value of $408,000 as of June 30, 2008. GAAP require that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     The Company recognizes contingent liabilities for any tax related exposures when those exposures are reasonably possible.
     For the six months ended June 30, 2008 and 2007, the tax benefit of the stock option deductions

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
recorded to additional paid in capital was $50,000 and $0, respectively.
     On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
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
Note 8 — Acquisition
Phoenix Data Systems, Inc. Acquisition
     On March 24, 2008, Bio-Imaging acquired PDS (the “Acquisition”) to expand our pharmaceutical services in the area of electronic data capture and other eClinical data solutions to our clients. The Acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated March 24, 2008, by and among the Company, Bio-Imaging Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and PDS and its Stockholders’ Representative. Pursuant to the terms of the Merger Agreement, PDS merged with and into Merger Sub. Following the consummation of the Acquisition, PDS ceased to exist and Merger Sub became a wholly-owned subsidiary of the Company. The directors and officers of the Merger Sub continued to be the officers and directors of the surviving corporation. In connection with the Acquisition, the Company also entered into employment agreements with members of the senior management team of PDS. These individuals continue to be members of the senior management of the surviving corporation; however, none of these individuals are executive officers of the Company.
     Under the terms of the Merger Agreement, the Company acquired all of PDS’s outstanding capital stock. The total consideration paid by the Company, adjusted for a decrease to Tangible Net Worth of $64,000 in cash as described below, to PDS’s stockholders was $23,910,000 comprised of $6,936,000 in cash and 2,287,582 shares of common stock, par value $0.00025 per share, of the Company, with an average closing price per share over the last 30 trading days ending and including March 19, 2008 of $7.42 (“Common Stock”). The aggregate purchase price was subject to a post-closing adjustment based on the Tangible Net Worth (as defined in the Merger Agreement) of PDS on the Closing Date (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, five percent of the aggregate consideration was held in escrow for the finalization of the Closing Tangible Net Worth Statement (as defined in the Merger Agreement). On June 13, 2008, Bio-Imaging and the Stockholders’ Representative agreed to a decrease of $230,000 to the purchase price due to the minimum threshold to the Closing Tangible Net Worth Statement not being achieved. Bio-Imaging received $64,000 in cash back in June 2008 and 22,453 shares of our common stock in July 2008 back from the

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
purchase price escrow. Additionally, 10 percent of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Merger Agreement for a period ending no later than March 31, 2009. We also incurred approximately $1,076,000 in acquisition costs. At the Acquisition date, the stock was recorded at an average price of $7.04 per share.
     In connection with the Acquisition, the stockholders of PDS entered into various agreements. The stockholders of PDS executed stockholders’ agreements, whereby each stockholder agreed, among other things, to approve the Acquisition and not to compete in the business area occupied by PDS at the time of the Acquisition for a reasonable period of time. All stockholders executed lockup agreements, whereby all stockholders agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of the Company’s Common Stock received pursuant to the Merger Agreement for a period beginning on the date the Merger Agreement was executed and continuing to and including the date 180 days after the Closing Date (the “Initial Lockup Period Date”), and certain additional stockholders agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of 67 percent of the shares of the Company’s Common Stock received pursuant to the Merger Agreement for a period beginning on the Initial Lockup Period Date and continuing to and including the date of the first anniversary of the Closing Date.
     The Company has not finalized the purchase price allocation. The acquisition costs of the Acquisition have been allocated to assets acquired and liabilities assumed based on preliminary estimates of fair value at June 30, 2008 as follows (in thousands):

Net Working Capital	$352
Fixed Assets	590
Other Assets	158
Other Liabilities	(101)
Software	500
Trademark	50
Customer Backlog	600
Customer Relationships	300
Non-Compete Agreements	100
Goodwill, including Workforce	21,858
Deferred Tax Liabilities	579

Total Purchase Price	$24,986

     The results of operations of PDS from the acquisition date, March 24, 2008 to March 31, 2008 were immaterial, therefore, the Company did not include the results of operations for those eight days in the Consolidated Statement of Income for the six months ended June 30, 2008.
          Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the six months ended June 30, 2008 and 2007 as if the Acquisition had occurred as of the beginning of each of the periods presented after giving effect to certain adjustments. The pro forma results for the six months ended June 30, 2008 include $789,000 of

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
acquisition costs incurred by PDS. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

	Six Months Ended
	June 30,
(in thousands)	2008	2007
Total revenue	$37,983	$28,168
Operating income	2,057	1,481
Net income	1,378	930
Basic net income per share	$0.10	$0.07
Diluted net income per share	$0.09	$0.06
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
Note 9 — Intangible Assets
     Included in other assets, the following is the acquired intangible assets including an estimate of the intangible assets acquired in the PDS acquisition:

	June 30,	Estimated
(Dollars in thousands)	2008	Useful Life
Amortized intangible assets:
Technology	$1,109	5 years
Trademarks	441	5 years
Customer backlog	1,177	3 to 7 years
Customer relationship	548	7 years
Non-competition agreement	425	2 to 3 years

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30,	Estimated
(Dollars in thousands)	2008	Useful Life
	3,700
Accumulated amortization	(1,412)

	$2,288

Unamortized intangible assets:
Goodwill	$27,820

     Estimated future amortization of the intangible assets is as follows:

Fiscal years ending
2008	$565
2009	482
2010	405
2011	350
2012	277
Thereafter	495

$2,574

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Pharmaceutical Contract Services
     We are a global pharmaceutical contract service organization, providing medical image management and eClinical data services that support the product development process of the pharmaceutical, biotechnology and medical device industries.
     Our medical image management services assist our clients in the design and management of the medical imaging component of clinical trials for all modalities, which includes computerized tomography (CT), magnetic resonance imaging (MRI), radiography, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA), central nervous system (CNS) MRI and ultrasound. Our services include the processing and analysis of medical images and the regulatory submission of medical images and related quantitative data.
     During the first quarter of 2008, we completed the acquisition of PDS, a provider of electronic data capture (EDC) services offering a comprehensive array of eClinical data solutions to the pharmaceutical and biotechnology industries. PDS is engaged in providing full service EDC, a combination of electronic data capture, interactive voice response, reporting and data management solutions. PDS has developed a variety of software applications that allow pharmaceutical and biotech companies to enhance their ability to process and store clinical data through the use of PDS’s proprietary software and hosting service. PDS is focused on making the process of collecting and analyzing data from clinical trials faster, easier and more reliable. This transaction met our general acquisition criteria in that it expands our capabilities in the clinical trials arena, leverages our global operating capabilities, leverages our brand reputation for quality client service and utilizes our existing relationships with major players in the pharmaceutical, biotech and medical device industries. We see this acquisition as a very logical extension of our core offerings in image management. It not only expands our addressable market but gives us access to what we believe to be a very large and rapidly growing space, intimately related to our clinical trials expertise.
     Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately three months to 12 months. In addition, the contracts under which we perform services typically cover a period of three to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability.
     Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $115.8 million as of June 30, 2008, including $17.2 million from PDS. This compares to $80.1 million as of June 30, 2007. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is canceled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than three months to seven years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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
     The acquisition of Phoenix Data Systems expands our core clinical trial services business into the growing electronic data capture market and leverages our global operational capabilities and sales and marketing reach into pharmaceutical and biotechnology companies. The EDC/eClinical space is experiencing rapid client acceptance and implementation as a result of the desire for the real time capture, validation, and analysis of trial-generated data. There is a clear desire to improve R&D efficiency through faster production of interim reports, database lock, report generation and FDA submissions.
     However, due to several factors, including, without limitation, competition from commercial competitors and academic research centers and the risk of project cancellations, slowing of patient enrollment in on-going studies or delay of future project awards, technology risk and obsolescence, among others, we cannot assure you that demand for our services and technologies will grow, sustain growth or that additional revenue generating opportunities will be realized by us.
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
     We intend to expand our CapMed sales through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We continue to pursue alliances and evaluate strategic alternatives to maximize shareholder value. We believe that continued emphasis on improving patient care and reducing costs will contribute to the growth of the personal electronic medical records market. We also have developed an In Case of Emergency (icePHR™) designed especially for use in emergencies to provide consumers with private and timely access to personal health information in a security-enhanced environment. CapMed also offers icePHR Mobile™ that will allow access to the information on cell phones and personal digital assistants (PDA) and a comprehensive PHR Online product that will capture and maintain all aspects of personal health management. The markets for our CapMed division continue to evolve favorably. We continue to be encouraged by the long-term prospects for this division although the revenue generating adoption rate has been slower than anticipated.
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
Application of Critical Accounting Policies and Estimates
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, became effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities did not have an impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Consolidated Financial Statements as we have elected the deferral of FAS 157-2.
     On January 1, 2008, we elected not to adopt the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) which permits companies to use fair value for reporting purposes under GAAP.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (Revised 2007),” (SFAS 141R) which addresses ways to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Retrospective application is not permitted. The Company is currently evaluating SFAS 141R and the related impact on our financial position and results of operations.
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
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Bio-Imaging on January 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 will not have a material impact on the Financial Statements.

Results of Operations
     Three Months Ended June 30, 2008 and 2007

	Three Months		Three Months
	Ended		Ended
	June 30,	% of Total	June 30,	% of Total
(in thousands)	2008	Revenue	2007	Revenue	$ Change	% Change

Service revenues	$15,222	78.9%	$9,457	80.9%	$5,765	61.0%
Reimbursement revenues	4,073	21.1%	2,229	19.1%	1,844	82.7%

Total revenues	19,295	100.0%	11,686	100.0%	7,609	65.1%

Cost and expenses:
Cost of service revenue	8,576	44.5%	5,477	46.9%	3,099	56.6%
Cost of reimbursement revenue	4,073	21.1%	2,229	19.1%	1,844	82.7%
Sales and marketing expenses	2,822	14.6%	1,739	14.9%	1,083	62.3%
General and administrative expenses	2,046	10.6%	1,490	12.7%	556	37.3%
Amortization of intangible assets related to acquisitions	172	0.9%	77	0.6%	95	123.4%

Total cost and expenses	17,689	91.7%	11,012	94.2%	6,677	60.6%

Income from operations	1,606	8.3%	674	5.8%	932	138.3%
Interest income	101	0.5%	155	1.3%	(54)	(34.8)%
Interest expense	(3)	0.0%	(6)	(0.1)%	3	(50.0)%

Income before income tax provision	1,704	8.8%	823	7.0%	881	107.0%

Income tax provision	643	3.3%	329	2.8%	314	95.4%

Net income	$1,061	5.5%	$494	4.2%	$567	114.8%

     Service revenues for the three months ended June 30, 2008 and 2007 were $15.2 million and $9.5 million respectively, an increase of $5.8 million, or 61.0%. The increase in service revenues was due to $4.3 million in service revenue from PDS and an increase in work performed from our increased backlog. Our backlog at June 30, 2008 was $115.8 million, including $17.2 million from PDS, compared to $80.1 million at June 30, 2007, an increase of 44.6%. This increase in backlog is due to our expansion into the eClinical market through the acquisition of PDS as well as what we believe to be the overall market growth for medical-imaging related and eClinical data services for clinical trials which continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.
     Reimbursement revenues and cost of reimbursement revenues for the three months ended June 30, 2008 and 2007 were $4.1 million and $2.2 million respectively, an increase of $1.8 million, or 82.7%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the three months ended June 30, 2008 and 2007 were $8.6 million and $5.5 million respectively, an increase of $3.1 million, or 56.6%. Cost of service revenues for the three months ended June 30, 2008 and 2007 were comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to the addition of salaries and other labor related costs of $2.1 million related to the operations of PDS. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2008 as service revenues increase.
     Sales and marketing expenses for the three months ended June 30, 2008 and 2007 were $2.8 million and $1.7 million respectively, an increase of $1.1 million, or 62.3%. Sales and marketing expenses for the three months ended June 30, 2008 and 2007 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to the addition of sales personnel from the PDS acquisition along with increased marketing and tradeshow attendance. We expect that sales and marketing expenses will increase in fiscal 2008 as we continue to expand our market presence in the United States and Europe.
     General and administrative expenses for the three months ended June 30, 2008 and 2007 were $2.0 million and $1.5 million respectively, an increase of $0.6 million, or 37.3%. General and administrative expenses for the three months ended June 30, 2008 and three months ended June 30, 2007 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is primarily due to the addition of personnel and other professional services related to the administration of PDS. We expect that our general and administrative expenses will increase in 2008 due to increased professional fees and general corporate matters.
     Amortization of intangible assets related to acquisitions for the three months ended June 30, 2008 and 2007 were $172,000 and $77,000 respectively, an increase of $95,000, or 123.4%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. We expect that the amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
     Net interest income was $98,000 for the three months ended June 30, 2008 and $149,000 for the three months ended June 30, 2007, a decrease of $51,000, or 34.2%. Net interest income and expense for the three months ended June 30, 2008 and 2007 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. We expect interest income to decline in 2008 due to the reduction in cash balance as a result of the cash used during the first quarter 2008 for the acquisition of PDS and the decline in interest rates for short-term investments.
     Income before income taxes was $1.7 million for the three months ended June 30, 2008, and $0.8 million for the three months ended June 30, 2007. The increase was due to greater service revenue resulting from the acquisition of PDS and our improved operating margin.
     Our income tax provision for the three months ended June 30, 2008 and 2007 was $0.6 million and $0.3 million, respectively. Our effective tax rate is approximately 37% for fiscal 2008. Our effective tax rate was approximately 39% for fiscal 2007. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S. and the changes affecting state tax rates.

     Six Months Ended June 30, 2008 and 2007

	Six		Six
	Months		Months
	Ended		Ended
	June 30,	% of Total	June 30,	% of Total
(in thousands)	2008	Revenue	2007	Revenue	$ Change	% Change

Service revenues	$26,383	78.7%	$18,267	80.3%	$8,116	44.4%
Reimbursement revenues	7,151	21.3%	4,495	19.7%	2,656	59.1%

Total revenues	33,534	100.0%	22,762	100.0%	10,772	47.3%

Cost and expenses:
Cost of service revenue	14,882	44.4%	10,754	47.2%	4,128	38.4%
Cost of reimbursement revenue	7,151	21.3%	4,495	19.7%	2,656	59.1%
Sales and marketing expenses	4,799	14.3%	3,299	14.5%	1,500	45.5%
General and administrative expenses	3,708	11.1%	2,909	12.8%	799	27.5%
Amortization of intangible assets related to acquisitions	235	0.7%	130	0.6%	105	80.8%

Total cost and expenses	30,775	91.8%	21,587	94.8%	9,188	42.6%

Income from operations	2,759	8.2%	1,175	5.2%	1,584	134.8%
Interest income	254	0.8%	316	1.4%	(62)	(19.6)%
Interest expense	(3)	0.0%	(10)	0.0%	7	(70.0)%

Income before income tax provision	3,010	9.0%	1,481	6.5%	1,529	103.2%

Income tax provision	1,126	3.4%	592	2.6%	534	90.2%

Net income	$1,884	5.6%	$889	3.9%	$995	111.9%

     The Consolidated Statement of Income for the six months ended June 30, 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.
     Service revenues for the six months ended June 30, 2008 and 2007 were $26.4 million and $18.3 million respectively, an increase of $8.1 million, or 44.4%. The increase in service revenues was due to $4.3 million in service revenue from PDS and an increase in work performed from our increased backlog. Our backlog at June 30, 2008 was $115.8 million, including $17.2 million from PDS, compared to $80.1 million at June 30, 2007, an increase of 44.6%. This increase in backlog is due to our expansion into the eClinical market through the acquisition of PDS as well as what we believe to be the overall market growth for medical-imaging related and eClinical data services for clinical trials which continues to be positive, subject to project cancellations, slowing of patient enrollment in on-going studies and delays of future project awards.
     Reimbursement revenues and cost of reimbursement revenues for the six months ended June 30, 2008 and 2007 were $7.2 million and $4.5 million respectively, an increase of $2.7 million, or 59.1%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the six months ended June 30, 2008 and 2007 were $14.9 million and $10.8 million respectively, an increase of $4.1 million, or 38.4%. Cost of service revenues for the six months ended June 30, 2008 and 2007 were comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to the addition of salaries and other labor related costs of $2.1 million related to the operations of PDS along with the increase in costs of our European facilities and an increase in operational personnel to support the increased service revenue. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2008 as service revenues increase.
     Sales and marketing expenses for the six months ended June 30, 2008 and 2007 were $4.8 million and $3.3 million respectively, an increase of $1.5 million, or 45.5%. Sales and marketing expenses for the six months ended June 30, 2008 and 2007 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to the addition of sales personnel from the PDS acquisition along with increased marketing and tradeshow attendance. We expect that sales and marketing expenses will increase in fiscal 2008 as we continue to expand our market presence in the United States and Europe.
     General and administrative expenses for the six months ended June 30, 2008 and 2007 were $3.7 million and $2.9 million respectively, an increase of $0.8, or 27.5%. General and administrative expenses for the six months ended June 30, 2008 and six months ended June 30, 2007 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance The increase is primarily due to the addition of personnel and other professional services related to the administration of PDS. We expect that our general and administrative expenses will increase in 2008 due to increased professional fees and general corporate matters.
     Amortization of intangible assets related to acquisitions for the six months ended June 30, 2008 and 2007 were $235,000 and $130,000 respectively, an increase of $105,000, or 80.8%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. The increase is due to the acquisition of PDS on March 24, 2008. We expect that the amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
     Net interest income was $251,000 for the six months ended June 30, 2008 and $306,000 for the six months ended June 30, 2007, a decrease of $55,000, or 18.0%. Net interest income and expense for the six months ended June 30, 2008 and 2007 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. We expect interest income to decline in 2008 due to the reduction in cash balance as a result of the cash used during the first quarter 2008 for the acquisition of PDS and the decline in interest rates for short-term investments.
     Income before income taxes was $3.0 million for the six months ended June 30, 2008, and $1.5 million for the six months ended June 30, 2007. The increase was due to greater service revenue resulting from the acquisition of PDS and our improved operating margin.
     Our income tax provision for the six months ended June 30, 2008 and 2007 was $1.1 million and $0.6 million respectively. Our effective tax rate is approximately 37% for fiscal 2008. Our effective tax rate was approximately 39% for fiscal 2007. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S. and the changes affecting state tax rates.

     Business Segments
     We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 5 – Business Segments” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
     During the three months ended June 30, 2008, we had CapMed segment sales of $113,000 and total costs and expenses of $788,000, consisting of $630,000 of sales and marketing expenses, $158,000 of general and administrative expenses and $0 of cost of revenues. This compares to the three months ended June 30, 2007, whereby we had CapMed segment sales of $199,000 and total costs and expenses of $614,000, consisting of $483,000 of sales and marketing expenses, $121,000 of general and administrative expenses and $10,000 of cost of revenues. The increase in total costs and expenses of $174,000 was primarily due to amortization of capitalized software costs for the three months ended June 30, 2008.
     During the six months ended June 30, 2008, we had CapMed segment sales of $251,000 and total costs and expenses of $1.5 million, consisting of $1.2 million of sales and marketing expenses, $294,000 of general and administrative expenses and $1,000 of cost of revenues. This compares to the six months ended June 30, 2007, whereby we had CapMed segment sales of $333,000 and total costs and expenses of $1.1 million, consisting of $882,000 of sales and marketing expenses, $221,000 of general and administrative expenses and $26,000 of cost of revenues. The increase in total costs and expenses of $341,000 was primarily due to amortization of capitalized software costs for the six months ended June 30, 2008 and increased tradeshow attendance and marketing expenses.
     Liquidity and Capital Resources

	Six Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2008	June 30, 2007

Net cash provided by operating activities	$6,830	$3,781
Net cash used in investing activities	$(10,198)	$(5,349)
Net cash provided by (used in) financing activities	$291	$(124)
     At June 30, 2008, we had cash and cash equivalents of $15.0 million. Working capital, defined as current assets minus current liabilities, at June 30, 2008 was $3.9 million.
     Net cash provided by operating activities for the six months ended June 30, 2008 was $6.8 million as compared to $3.8 million for the six months ended June 30, 2007. This increase from the prior year is primarily due to the decrease in accounts receivable of $766,000, the increase in deferred revenue of $987,000 and the increase in net income of $1.0 million.
     Net cash used in investing activities for the six months ended June 30, 2008 was $10.2 million as compared to $5.3 million for the six months ended June 30, 2007. The increase was primarily due to $8.2 million used for the acquisition of PDS on March 24, 2008. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2008 will be approximately $2.0 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our U. S. and European operations, as well as capitalization of software costs.
     Net cash provided by financing activities for the six months ended June 30, 2008 was $291,000 as compared to net cash used in financing activities of $124,000 for the six months ended June 30, 2007.

The change is primarily attributable to fewer payments under equipment lease obligations for the six months ended June 30, 2008 due to not entering into any new capital leases and the expiration of existing capital leases in 2008 along with the proceeds from exercise of stock options.
     The following table lists our cash contractual obligations as of June 30, 2008 (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years
Capital lease obligations	$163	$104	$48	$11	$—
Facility rent operating leases	$5,505	$2,363	$2,433	$709	$—
Employment agreements	$404	$404	$—	$—	$—

Total contractual cash obligations	$6,072	$2,871	$2,481	$720	$—

     We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.
     In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. During the six months ended June 30, 2008, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. As of June 30, 2008, there are no outstanding derivative positions. During the six months ended June 30, 2008, we did not exercise any options. During the six months ended June 30, 2007, we exercised two options and a gain of $10,000 was recognized in the Consolidated Statement of Income.
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
Changes to Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of June 30, 2008, there have been no changes to such critical accounting policies and estimates.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities, does not have an impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates nonfinancial assets and nonfinancial liabilities, on the Consolidated Financial Statements.
     On January 1, 2008, we adopted the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) which permits companies to use fair value for reporting purposes under GAAP. We have determined that the adoption of SFAS 159 does not have an impact on the Consolidated Financial Statements.

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
     Foreign Currency Risk
          Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A 10 percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $175,000 and $546,000 to our net asset position at June 30, 2008 and December 31, 2007, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
          We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at June 30, 2008 and December 31, 2007. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
Item 4T. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

     Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     No one client accounted for more than 10% of our service revenue for the six months ended June 30, 2008. No one client accounted for more than 10% of our service revenue for the six months ended June 30, 2007. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $115.8 million at June 30, 2008 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
          Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, David A. Pitler, Senior Vice President Operations, Colin G. Miller, Ph.D., Senior Vice President Medical Affairs, and Ted I. Kaminer, Senior Vice President and Chief Financial Officer. Although we have employment agreements with Mr. Weinstein and Mr. Kaminer, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.
Our revenues, earnings and operating costs are exposed to exchange rate fluctuations.
          During the second quarter of 2008, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated.

Our investments may be exposed to credit risk.
          Financial instruments that potentially subject us to significant credit risk consist principally of cash. As part of our risk management processes, we continuously evaluate the relative credit standing of all of the financial institutions that service us and monitor actual exposures versus established limits. We have not sustained credit losses from instruments held at financial institutions. We maintain cash and cash equivalents, comprised of savings accounts, short-term certificate of deposits and money market funds with various financial institutions. These financial institutions are generally highly rated and the company has a policy to limit the dollar amount of credit exposure with any one institution.
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
          Our CapMed division had a loss from operations for the three months ended June 30, 2008 of $675,000 and a loss of $1,219,000 for the six months ended June 30, 2008. If our CapMed division continues to incur such losses, our business, results of operations and financial condition will be materially adversely affected.
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

          As of June 30, 2008, we had the following capital structure (in thousands):

Common stock outstanding	14,338

Common stock issuable upon:
Exercise of options which are outstanding	1,626
Exercise of options which have not been granted	1,201

Total common stock outstanding assuming exercise or conversion of all of the above	17,165

     As of June 30, 2008, we had outstanding options to purchase 1.6 million shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $4.29 per share), of which 1.1 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of June 30, 2008, we had 14.3 million shares of our common stock issued and outstanding, all of which are currently freely tradable. In addition, the sale of a significant number of shares of our common stock in the public market following the effectiveness of the registration statement we recently filed to register shares issued in connection with our acquisition of PDS could harm the market price of our common stock. As additional shares of common stock become available for resale in the public market pursuant to the registration statement and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 20% of the outstanding shares of common stock and stock options that could have been converted to common stock at June 30, 2008, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2008 and June 30, 2008, our common stock has traded at a low of $6.18 per share and a high of $8.98 per share.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Our annual meeting of stockholders was held on May 14, 2008.

(b)	The following is a list of all of the nominees for Director of our company who were elected at the annual meeting and whose term of office continued after the meeting;
(i)	Mark L. Weinstein

(ii)	Jeffrey H. Berg, Ph.D.

(iii)	Richard F. Cimino

(iv)	E. Martin Davidoff, CPA, Esq.

(v)	David E. Nowicki, D.M.D.

(vi)	David M. Stack

(vii)	James A. Taylor, Ph.D.
(c)	There were present at the annual meeting, in person or by proxy, 12,536,124 shares of Common Stock, out of a total number of 14,238,300 shares of Common Stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:
(i)	The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld

Mark L. Weinstein	11,868,162	71,899
Jeffrey H. Berg, Ph.D.	11,873,962	66,099
Richard F. Cimino	11,869,887	70,174
E. Martin Davidoff, CPA, Esq.	11,848,862	91,199
David E. Nowicki, D.M.D.	11,848,902	91,159
David M. Stack	11,849,462	90,599
James A. Taylor, Ph.D.	11,869,362	70,699
(ii)	A vote was taken to amend the 2002 Stock Incentive Plan, as amended and restated on May 11, 2005, that will (i) increase the number of shares of the Company’s common stock available for issuance under the plan by an additional 1,000,000 shares, (ii) increase the limitation on the maximum number of shares of common stock, for which stock options may be granted in the aggregate per fiscal year, and (iii) revise the 50,000-share limitation on the maximum number of shares of common stock for which restricted stock and restricted stock unit awards may be made so that it is clear that such limitation applies on a per person per fiscal year basis. The results of the vote taken at the annual meeting with respect to such amendment were as follows:

For	Against	Abstain

7,900,394	483,185	51,270
(iii)	A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The results of the vote taken at the annual meeting with respect to such appointment were as follows:

For	Against	Abstain

11,793,098	142,841	4,122
Item 5. Other Information.
     None.
Item 6. Exhibits.

10.1	Agreement and Plan of Merger, dated March 24, 2008, by and among the Company, Bio-Imaging Acquisition Corporation and Phoenix Data Systems, Inc. and its Stockholders’ Representative (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K/A dated March 24, 2008).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-IMAGING TECHNOLOGIES, INC.

DATE: August 5, 2008	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive
Officer (Principal Executive Officer)

DATE: August 5, 2008	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Senior Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)