Form 10-Q
period 2008-09-30
BIO IMAGING TECHNOLOGIES INC
filed 2008-11-07
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐    No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2008:

Class	Number of Shares
Common Stock, $0.00025 par value	14,341,403

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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(in thousands)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,253	$17,915
Accounts receivable, net	12,088	5,881
Prepaid expenses and other current assets	1,438	1,235
Deferred income taxes	2,124	2,930

Total current assets	28,903	27,961

Property and equipment, net	9,467	7,980

Intangibles, net	2,840	450

Goodwill	26,857	6,025

Other assets	629	641

Total assets	$68,696	$43,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,831	$1,864
Accrued expenses and other current liabilities	5,095	4,616
Deferred revenue	14,826	11,664
Current maturities of capital lease obligations	86	97

Total current liabilities	23,838	18,241
Long-term capital lease obligations	51	—
Deferred income tax — non-current	966	691
Other liabilities	547	597

Total liabilities	25,402	19,529

Commitments and Contingencies	—	—

Stockholders’ equity:
Preferred stock- $0.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at September 30, 2008 and at December 31, 2007	—	—
Common stock — $0.00025 par value; authorized 18,000,000 shares, issued and outstanding 14,339,038 shares at September 30, 2008 and 11,765,483 shares at December 31, 2007	4	3
Additional paid-in capital	41,939	25,084
Retained earnings (accumulated deficit)	1,249	(1,710)
Accumulated other comprehensive income	102	151

Stockholders’ equity	43,294	23,528

Total liabilities and stockholders’ equity	$68,696	$43,057

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	September 30,
(in thousands, except per share data)	2008	2007
Service revenues	$15,104	$9,563
Reimbursement revenues	3,047	2,894

Total revenues	18,151	12,457

Cost and expenses:
Cost of service revenues	8,465	5,365
Cost of reimbursement revenues	3,047	2,894
Sales and marketing expenses	2,705	1,688
General and administrative expenses	2,102	1,545
Amortization of intangible assets related to acquisitions	251	77

Total cost and expenses	16,570	11,569

Income from operations	1,581	888
Interest income	98	168
Interest expense	(1)	(1)

Income before income tax provision	1,678	1,055
Income tax provision	603	408

Net income	$1,075	$647

Basic income per common share	$0.07	$0.06

Weighted average number of common shares	14,334	11,658

Diluted income per common share	$0.07	$0.05

Weighted average number of dilutive common equivalent shares	15,173	12,678

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands, except per share data)	2008	2007
Service revenues	$41,487	$27,830
Reimbursement revenues	10,198	7,388

Total revenues	51,685	35,218

Cost and expenses:
Cost of service revenues	23,347	16,085
Cost of reimbursement revenues	10,198	7,388
Sales and marketing expenses	7,504	4,938
General and administrative expenses	5,810	4,536
Amortization of intangible assets related to acquisitions	486	207

Total cost and expenses	47,345	33,154

Income from operations	4,340	2,064
Interest income	352	484
Interest expense	(4)	(11)

Income before income tax provision	4,688	2,537
Income tax provision	1,729	1,001

Net income	$2,959	$1,536

Basic income per common share	$0.22	$0.13

Weighted average number of common shares	13,554	11,577

Diluted income per common share	$0.20	$0.12

Weighted average number of dilutive common equivalent shares	14,461	12,669

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net income	$2,959	$1,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,347	1,717
Benefit (provision) for deferred income taxes	240	(125)
Bad debt provision	(29)	—
Stock based compensation expense	452	365
Gain on foreign currency options	—	(10)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(1,364)	(1,602)
Decrease in prepaid expenses and other current assets	68	81
Increase in other assets	53	45
Increase (decrease) in accounts payable	1,404	(135)
Increase in accrued expenses and other current liabilities	601	1,218
(Decrease) increase in deferred revenue	(1,133)	2,091
(Decrease) increase in other liabilities	(39)	19

Net cash provided by operating activities	5,559	5,200

Cash flows from investing activities:
Purchases of property and equipment	(2,360)	(2,959)
Net cash paid for acquisition	(8,129)	(3,566)

Net cash used in investing activities	(10,489)	(6,525)

Cash flows from financing activities:
Payments under equipment lease obligations	(135)	(378)
Excess tax benefit related to stock options	77	—
Proceeds from exercise of stock options	381	220

Net cash provided by (used in) financing activities	323	(158)

Effect of exchange rate changes on cash	(55)	20

Net decrease in cash and cash equivalents	(4,662)	(1,463)
Cash and cash equivalents at beginning of period	17,915	16,166

Cash and cash equivalents at end of period	$13,253	$14,703

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2	$24
Cash paid during the period for income taxes	$908	$547
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Supplemental cash flow disclosure (in thousands)
Schedule of non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$195	$88

	For the Nine Months Ended
	September 30,
	2008	2007
Acquired business (in thousands)
Accounts receivable	$4,926	$228
Prepaid and other current assets	258	—
Property and equipment	741	185
Other assets	37	53
Intangible assets and goodwill	23,712	4,590
Current liabilities assumed	(1,124)	(377)
Other liabilities assumed	(4,474)	(353)
Common stock issued	(15,947)	(760)

Cash paid for acquired business, net of cash acquired for the nine months ended September 30, 2008 of $418	$8,129	$3,566

	For the Nine Months Ended
	September 30,
	2008	2007
Statement of comprehensive income (in thousands)
Net income	$2,959	$1,536
Equity adjustment from foreign currency translation	(49)	10

Total comprehensive income	$2,910	$1,546
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Interim Financial Statements
Basis of Presentation.
          The financial statements included in this Quarterly Report on Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The year end balance sheet data was derived from audited financial statements but does not include all of the disclosures required by GAAP.
          In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.
          Interim results are not necessarily indicative of results for the full fiscal year.
          Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation. We have reclassed the amortization of intangible assets related to acquisitions as a separate component of the consolidated statements of income.
          The Balance Sheet at September 30, 2008 includes Phoenix Data Systems, Inc., a Pennsylvania corporation, hereinafter referred to as PDS, due to the acquisition of PDS by Bio-Imaging on March 24, 2008. The Consolidated Statement of Income for the nine months ended September 30, 2008 includes the operating results of PDS from April 1, 2008 through September 30, 2008 but excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.
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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 — Stockholder’s Equity Rollforward
     The following summarizes the activity of the Stockholder’s equity accounts for the period from December 31, 2007 through September 30, 2008:

					Accumu-
					lated
				Retained	Other
			Additional	Earnings	Compre-
	Common Stock		Paid-in	(Accumulated	hensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 31, 2007	11,765	$3	$25,084	$(1,710)	$151	$23,528
Stock options exercised	287	—	381	—	—	381
Restricted shares issued	21	—	—	—	—	—
Stock based compensation	—	—	452	—	—	452
Stock issued for acquisitions	2,288	1	16,103	—	—	16,104
Stock acquired from acquisition purchase price adjustment	(22)		(158)	—	—	(158)
Tax benefit on exercise of stock options	—	—	77	—	—	77
Equity adjustment from foreign currency translation	—	—	—	—	(49)	(49)
Net income	—	—	—	2,959	—	2,959

Balance at September 30, 2008	14,339	$4	$41,939	$1,249	$102	$43,294

Note 3 — Earnings Per Share
     Basic income per common share for the three and nine months ended September 30, 2008 and 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three and nine months ended September 30, 2008 and 2007 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          The computation of basic income per common share and diluted income per common share was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income — basic and diluted	$2,959	$1,536	$1,075	$647

Denominator — basic:
Weighted average number of common shares	13,554	11,577	14,334	11,658
Basic income per common share	$0.22	$0.13	$0.07	$0.06

Denominator — diluted:
Weighted average number of common shares	13,554	11,577	14,334	11,658
Common share equivalents of outstanding stock options	719	1,025	652	951
Common share equivalents of unrecognized compensation expense	188	67	187	69

Weighted average number of dilutive common equity shares	14,461	12,669	15,173	12,678

Diluted income per common share	$0.20	$0.12	$0.07	$0.05

          Options to purchase 429,000 and 428,000 shares of our common stock had been excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2008, as they were all antidilutive. Options to purchase 323,000 and 137,000 shares of our common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2007, respectively, as they were all antidilutive. For the nine months ended September 30, 2008, the 2,288,000 shares issued in the PDS acquisition were included in the weighted average number of common shares from March 24, 2008, the acquisition date, through September 30, 2008.
Note 4 — Commitments and Contingencies
          On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007. Pursuant to this employment agreement, our

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
President and Chief Executive Officer can potentially receive up to 25,000 shares of the company’s common stock each fiscal year. Based on management’s assumptions, we recognized the related proportionate expense of $145,000 for these restricted shares for the nine months ended September 30, 2008. These restricted shares are service and performance-based, and the value is determined by its fair value (as if underlying shares were vested and issued). In addition, we have an employment agreement with our Senior Vice President and Chief Financial Officer that expires February 5, 2009 and is renewable on an annual basis. The aggregate amount due under these employment agreements from January 1, 2008 through the expiration under these agreements is $716,000.
Note 5 — Business Segments
          Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. In November 2003, we acquired the intellectual property of CapMed Corporation. We have two reportable segments: pharmaceutical contract services and the CapMed division. Our pharmaceutical contract services segment provides services that support the product development process of the pharmaceutical, biotechnology and medical device industries. Our CapMed segment offers a software application that enables users to manage and store personal health information, including their medical images, on the privacy of their desktop computer, while linking directly to sponsor-directed resources such as drug information, patient education or disease guidelines. The operating segments are managed separately because each offers different services and applications to different markets. Our management evaluates the performance of each segment based upon operating earnings or losses before interest and income taxes.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          Summarized financial information concerning our operational segments is shown in the following table:

	Pharmaceutical
	Contract	CapMed	Consolidated
(in thousands)	Services	Division	Total
For the three months ended September 30, 2008
Total revenues	$18,140	$11	$18,151
Total cost and expenses	$15,794	$776	$16,570
Income (loss) from operations	$2,346	$(765)	$1,581

For the three months ended September 30, 2007
Total revenues	$12,394	$63	$12,457
Total cost and expenses	$10,829	$740	$11,569
Income (loss) from operations	$1,565	$(677)	$888

For the nine months ended September 30, 2008
Total revenues	$51,423	$262	$51,685
Total cost and expenses	$45,159	$2,186	$47,345
Income (loss) from operations	$6,264	$(1,924)	$4,340

For the nine months ended September 30, 2007
Total revenues	$34,822	$396	$35,218
Total cost and expenses	$31,321	$1,833	$33,154
Income (loss) from operations	$3,501	$(1,437)	$2,064
          Our foreign customers accounted for approximately 38% and 50% of service revenues for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, our foreign customers accounted for approximately 29% and 41% of service revenues, respectively.
Note 6 — Accounts Receivable and Allowance for Doubtful Accounts
          We maintain allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of our customers’ ability to make payments, additional allowances may be required. We do not have any off-balance-sheet credit exposure related to our customers, and the trade accounts receivable do not bear interest.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Billed trade accounts receivable	$11,010	$5,090
Unbilled trade accounts receivable	1,049	746
Other	29	45

Total Receivables	$12,088	$5,881

Allowance Rollforward (in thousands):
Balance at January 1, 2008	$29
Additions	—
Write offs (net of recoveries)	(29)

Balance at September 30, 2008	$0
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
          The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) credit carryforwards of $1.1 million as of September 30, 2008. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL credit carryforwards. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
          The Company recognizes contingent liabilities for any tax related exposures when those exposures are reasonably possible.
          For the nine months ended September 30, 2008 and 2007, the tax benefit of the stock option deductions recorded to additional paid in capital was $77 and $0, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          On January 1, 2007, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
          Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to materially change during the next 12 months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2005, 2006 and 2007 are subject to examination. Our state taxes for years 2000 through 2007 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.
Note 8 — Acquisition
Phoenix Data Systems, Inc. Acquisition
          On March 24, 2008, Bio-Imaging acquired PDS (the “Acquisition”) to expand our pharmaceutical services in the area of electronic data capture and other eClinical data solutions to our clients. The Acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated March 24, 2008, by and among the Company, Bio-Imaging Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and PDS and its Stockholders’ Representative. Pursuant to the terms of the Merger Agreement, PDS merged with and into Merger Sub. Following the consummation of the Acquisition, PDS ceased to exist and Merger Sub became a wholly-owned subsidiary of the Company. The officers and directors of the Merger Sub continued to be the officers and directors of the surviving corporation. In connection with the Acquisition, the Company also entered into employment agreements with members of the senior management team of PDS. These individuals continue to be members of the senior management of the surviving corporation; however, none of these individuals are executive officers of the Company.
          Under the terms of the Merger Agreement, the Company acquired all of PDS’s outstanding capital stock. The total consideration paid by the Company, adjusted for a decrease to Tangible Net Worth of $64,000 in cash as described below, to PDS’s stockholders was $23,910,000 comprised of $6,936,000 in cash and 2,287,582 shares of common stock, par value $0.00025 per share, of the Company, with an average closing price per share over the last 30 trading days ending and including March 19, 2008 of $7.42 (“Common Stock”). The aggregate purchase price was subject to a post-closing adjustment based on the Tangible Net Worth (as defined in the Merger Agreement) of PDS on the Closing Date (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, five percent of the aggregate consideration was held in escrow for the finalization of the Closing Tangible Net Worth Statement (as defined in the Merger Agreement). On June 13, 2008, Bio-Imaging and the Stockholders’ Representative agreed to a decrease of $230,000 to the purchase price due to the minimum threshold to the Closing Tangible Net Worth Statement not being achieved. Bio-Imaging received $64,000 in cash back in June 2008 and 22,453 shares of our common stock in July 2008 back from the purchase price escrow. Additionally, 10 percent of the aggregate consideration is to be held in escrow to

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
cover any potential indemnification claims under the Merger Agreement for a period ending no later than March 31, 2009. We also incurred approximately $1,076,000 in acquisition costs. At the Acquisition date, the stock was recorded at an average price of $7.04 per share.
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
          The Company has not finalized the purchase price allocation. The acquisition costs of the Acquisition have been allocated to assets acquired and liabilities assumed based on preliminary estimates of fair value at September 30, 2008 as follows (in thousands):

Net Working Capital	$352
Fixed Assets	590
Other Assets	158
Other Liabilities	(101)
Software	500
Trademark	50
Customer Backlog	600
Customer Relationships	300
Non-Compete Agreements	100
Goodwill, including Workforce	21,858
Deferred Tax Liabilities	579

Total Purchase Price	$24,986

          The results of operations of PDS from the acquisition date, March 24, 2008 to March 31, 2008 were immaterial; therefore, the Company did not include the results of operations for those eight days in the Consolidated Statement of Income for the nine months ended September 30, 2008.
          Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the nine months ended September 30, 2008 and 2007 as if the Acquisition had occurred as of the beginning of each of the periods presented after giving effect to certain adjustments. The pro forma results for the nine months ended September 30, 2008 include $789,000 of acquisition costs incurred by PDS. The unaudited pro forma information is provided for illustrative

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
Total revenue	$56,134	$43,767
Operating income	3,638	2,601
Net income	2,453	1,764
Basic net income per share	$0.17	$0.13
Diluted net income per share	$0.16	$0.12
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
Note 9 — Intangible Assets
     Included in other assets, the following is the acquired intangible assets including an estimate of the intangible assets acquired in the PDS acquisition:

	September 30,	Estimated
(in thousands)	2008	Useful Life
Amortized intangible assets:
Technology	$1,454	5 years
Trademarks	444	5 years
Customer backlog	1,218	3 to 7 years
Customer relationship	911	7 years
Non-competition agreement	425	2 to 3 years

	4,452
Accumulated amortization	(1,612)

	$2,840

Unamortized intangible assets:
Goodwill	$27,015

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          Estimated future amortization of the intangible assets is as follows:

Fiscal years ending
2008	$200
2009	634
2010	536
2011	464
2012	373
Thereafter	633

$2,840

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
          During the first quarter of 2008, we completed the acquisition of PDS, a provider of electronic data capture (EDC) services offering a comprehensive array of eClinical data solutions to the pharmaceutical and biotechnology industries. PDS is engaged in providing full service EDC, a combination of electronic data capture, interactive voice response, reporting and data management solutions. PDS has developed a variety of software applications that allow pharmaceutical and biotech companies to enhance their ability to process and store clinical data through the use of PDS’s proprietary software and hosting service. PDS is focused on making the process of collecting and analyzing data from clinical trials faster, easier and more reliable. This transaction met our general acquisition criteria in that it expands our capabilities in the clinical trials arena, leverages our global operating capabilities, leverages our brand reputation for quality client service and utilizes our existing relationships with major players in the pharmaceutical, biotech and medical device industries. We see this acquisition as a very logical extension of our core offerings in image management. It not only expands our addressable market, but gives us access to what we believe to be a very large and rapidly growing space, intimately related to our clinical trials expertise.
          Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically been approximately three months to 12 months. In addition, the contracts under which we perform services typically cover a period of three to 60 months, and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability.
          Our contracted/committed backlog, referred to as backlog, is the amount of service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog was $101.7 million as of September 30, 2008, including $18.7 million from PDS. This compares to $88.7 million as of September 30, 2007. Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is canceled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog generally range from one to four years. We believe that our backlog assists our management as a general indicator of our long-term business. However, we do not believe that backlog is a reliable predictor of near-term results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations, or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

          We believe that there is a growing recognition within the bio-pharmaceutical industry of the advantages in using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data. The FDA is also requiring more robust studies and additional data for clinical trials and continues to develop sophisticated guidelines for computerized submission of clinical trial data, including medical images. Furthermore, we believe that the increased use of digital medical images in clinical trials, especially for important drug classes such as anti-inflammatory, neurologic and oncologic therapeutics and diagnostic image agents, generate large amounts of image data from a large number of imaging sources. These studies require processing, analysis, data management and submission services best handled by vendors with scalable logistical capabilities and extensive experience working with research facilities worldwide.
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
          We intend to expand our CapMed sales through partnerships and marketing efforts devoted to the PHR and Personal HealthKey™ products. We continue to pursue alliances and evaluate strategic alternatives to maximize stockholder value. We believe that continued emphasis on improving patient care and reducing costs will contribute to the growth of the personal electronic medical records market. We also have developed an In Case of Emergency (icePHR™) designed especially for use in emergencies to provide consumers with private and timely access to personal health information in a security-enhanced environment. CapMed also offers icePHR Mobile™ that will allow access to the information on cell phones and personal digital assistants (PDA) and a comprehensive PHR Online product that will capture and maintain all aspects of personal health management. The markets for our CapMed division continue to evolve favorably. We continue to be encouraged by the long-term prospects for this division although the revenue generating adoption rate has been slower than anticipated.

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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.
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
          On October 29, 2008 the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" (FSP FAS 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Financial Statements.

Results of Operations
          Three Months Ended September 30, 2008 and 2007

	Three		Three
	Months		Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
(in thousands)	2008	Revenue	2007	Revenue	$ Change	% Change

Service revenues	$15,104	83.2%	$9,563	76.8%	$5,541	57.9%
Reimbursement revenues	3,047	16.8%	2,894	23.2%	153	5.3%

Total revenues	18,151	100.0%	12,457	100.0%	5,694	45.7%

Cost and expenses:
Cost of service revenue	8,465	46.6%	5,365	43.1%	3,100	57.8%
Cost of reimbursement revenue	3,047	16.8%	2,894	23.2%	153	5.3%
Sales and marketing expenses	2,705	14.9%	1,688	13.6%	1,017	60.2%
General and administrative expenses	2,102	11.6%	1,545	12.4%	557	36.1%
Amortization of intangible assets related to acquisitions	251	1.4%	77	0.6%	174	226.0%

Total cost and expenses	16,570	91.3%	11,569	92.9%	5,001	43.2%

Income from operations	1,581	8.7%	888	7.1%	693	78.0%
Interest income	98	0.5%	168	1.4%	(70)	(41.7)%
Interest expense	(1)	0.0%	(1)	0.0%	—	0.0%

Income before income tax provision	1,678	9.2%	1,055	8.5%	623	59.1%

Income tax provision	603	3.3%	408	3.3%	195	47.8%

Net income	$1,075	5.9%	$647	5.2%	$428	66.2%

          Service revenues for the three months ended September 30, 2008 and 2007 were $15.1 million and $9.6 million, respectively, an increase of $5.5 million, or 57.9%. The increase in service revenues was due to $4.0 million in service revenue from PDS and an increase in work performed from our backlog. Our backlog at September 30, 2008 was $101.7 million, including $18.7 million from PDS, compared to $88.7 million at September 30, 2007, an increase of 14.7%. The year over year increase in backlog is due to our expansion into the eClinical market through the acquisition of PDS.
          Reimbursement revenues and cost of reimbursement revenues for the three months ended September 30, 2008 and 2007 were $3.0 million and $2.9 million, respectively, an increase of $153,000, or 5.3%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues for the three months ended September 30, 2008 and 2007 were $8.5 million and $5.4 million, respectively, an increase of $3.1 million, or 57.8%. Cost of service revenues for the three months ended September 30, 2008 and 2007 were comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to the addition of salaries and other labor related costs of $2.1 million related to the operations of PDS. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2008 as we expand our presence in the eClinical market.
          Sales and marketing expenses for the three months ended September 30, 2008 and 2007 were $2.7 million and $1.7 million, respectively, an increase of $1.0 million, or 60.2%. Sales and marketing expenses for the three months ended September 30, 2008 and 2007 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to the addition of sales personnel from the PDS acquisition along with increased marketing and tradeshow attendance. We expect that sales and marketing expenses will increase in fiscal 2008 as we continue to expand our market presence in the United States and Europe.
          General and administrative expenses for the three months ended September 30, 2008 and 2007 were $2.1 million and $1.5 million, respectively, an increase of $557,000, or 36.1%. General and administrative expenses for the three months ended September 30, 2008 and three months ended September 30, 2007 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is primarily due to the addition of personnel and other professional services related to the administration of PDS. We expect that our general and administrative expenses will increase in 2008 due to increased professional fees and general corporate matters.
          Amortization of intangible assets related to acquisitions for the three months ended September 30, 2008 and 2007 were $251,000 and $77,000, respectively, an increase of $174,000, or 226.0%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. We expect that the amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
          Net interest income was $97,000 for the three months ended September 30, 2008 and $167,000 for the three months ended September 30, 2007, a decrease of $70,000, or 41.9%. Net interest income and expense for the three months ended September 30, 2008 and 2007 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. We expect interest income to decline in 2008 due to the reduction in cash balance as a result of the cash used during the first quarter 2008 for the acquisition of PDS and the decline in interest rates for short-term investments.
          Income before income taxes was $1.7 million for the three months ended September 30, 2008, and $1.1 million for the three months ended September 30, 2007. The increase was due to greater service revenue resulting from the acquisition of PDS and our improved operating margin.
          Our income tax provision for the three months ended September 30, 2008 and 2007 was $603,000 and $408,000, respectively. Our effective tax rate is approximately 37% for fiscal 2008. Our effective tax rate was approximately 39% for fiscal 2007. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

     Nine Months Ended September 30, 2008 and 2007

	Nine		Nine
	Months		Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
(in thousands)	2008	Revenue	2007	Revenue	$ Change	% Change

Service revenues	$41,487	80.3%	$27,830	79.0%	$13,657	49.1%
Reimbursement revenues	10,198	19.7%	7,388	21.0%	2,810	38.0%

Total revenues	51,685	100.0%	35,218	100.0%	16,467	46.8%

Cost and expenses:
Cost of service revenue	23,347	45.2%	16,085	45.7%	7,262	45.1%
Cost of reimbursement revenue	10,198	19.7%	7,388	21.0%	2,810	38.0%
Sales and marketing expenses	7,504	14.5%	4,938	14.0%	2,566	52.0%
General and administrative expenses	5,810	11.2%	4,536	12.9%	1,274	28.1%
Amortization of intangible assets related to acquisitions	486	0.9%	207	0.6%	279	134.8%

Total cost and expenses	47,345	91.5%	33,154	94.1%	14,191	42.8%

Income from operations	4,340	8.5%	2,064	5.9%	2,276	110.3%
Interest income	352	0.7%	484	1.3%	(132)	(27.3)%
Interest expense	(4)	0.0%	(11)	0.0%	7	63.6%

Income before income tax provision	4,688	9.2%	2,537	7.2%	2,151	84.8%

Income tax provision	1,729	3.3%	1,001	2.8%	728	72.7%

Net income	$2,959	5.9%	$1,536	4.4%	$1,423	92.6%

          The Consolidated Statement of Income for the nine months ended September 30, 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.
          Service revenues for the nine months ended September 30, 2008 and 2007 were $41.5 million and $27.8 million, respectively, an increase of $13.7 million, or 49.1%. The increase in service revenues was due to $8.3 million in service revenue from PDS and an increase in work performed from our increased backlog. Our backlog at September 30, 2008 was $101.7 million, including $18.7 million from PDS, compared to $88.7 million at September 30, 2007, an increase of 14.7%. The year over year increase in backlog is due to our expansion into the eClinical market through the acquisition of PDS.
          Reimbursement revenues and cost of reimbursement revenues for the nine months ended September 30, 2008 and 2007 were $10.2 million and $7.4 million, respectively, an increase of $2.8 million, or 38.0%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues for the nine months ended September 30, 2008 and 2007 were $23.3 million and $16.1 million, respectively, an increase of $7.2 million, or 45.1%. Cost of service revenues for the nine months ended September 30, 2008 and 2007 were comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to the addition of salaries and other labor related costs of $4.3 million related to the operations of PDS along with the increase in costs of our European facilities and an increase in operational personnel to support the increased service revenue. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2008 as we expand our presence in the eClinical market.
          Sales and marketing expenses for the nine months ended September 30, 2008 and 2007 were $7.5 million and $4.9 million, respectively, an increase of $2.6 million, or 52.0%. Sales and marketing expenses for the nine months ended September 30, 2008 and 2007 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to the addition of sales personnel from the PDS acquisition along with increased marketing and tradeshow attendance. We expect that sales and marketing expenses will increase in fiscal 2008 as we continue to expand our market presence in the United States and Europe.
          General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $5.8 million and $4.5 million, respectively, an increase of $1.3 million, or 28.1%. General and administrative expenses for the nine months ended September 30, 2008 and nine months ended September 30, 2007 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is primarily due to the addition of personnel and other professional services related to the administration of PDS. We expect that our general and administrative expenses will increase in 2008 due to increased professional fees and general corporate matters.
          Amortization of intangible assets related to acquisitions for the nine months ended September 30, 2008 and 2007 were $486,000 and $207,000, respectively, an increase of $279,000, or 134.8%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. The increase is due to the acquisition of PDS on March 24, 2008. We expect that the amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
          Net interest income was $348,000 for the nine months ended September 30, 2008 and $473,000 for the nine months ended September 30, 2007, a decrease of $125,000, or 26.4%. Net interest income and expense for the nine months ended September 30, 2008 and 2007 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. We expect interest income to decline in 2008 due to the reduction in cash balance as a result of the cash used during the first quarter 2008 for the acquisition of PDS and the decline in interest rates for short-term investments.
          Income before income taxes was $4.7 million for the nine months ended September 30, 2008, and

$2.5 million for the nine months ended September 30, 2007. The increase was due to greater service revenue resulting from the acquisition of PDS and our improved operating margin.
          Our income tax provision for the nine months ended September 30, 2008 and 2007 was $1.7 million and $1.0 million, respectively. Our effective tax rate is approximately 37% for fiscal 2008. Our effective tax rate was approximately 39% for fiscal 2007. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

          Business Segments
          We have set forth certain financial information with respect to our two business segments, pharmaceutical contract services and the CapMed division, in “Note 5 — Business Segments” to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
          During the three months ended September 30, 2008, we had CapMed segment sales of $11,000 and total costs and expenses of $776,000, consisting of $621,000 of sales and marketing expenses, $155,000 of general and administrative expenses and $0 of cost of revenues. This compares to the three months ended September 30, 2007, whereby we had CapMed segment sales of $63,000 and total costs and expenses of $740,000, consisting of $575,000 of sales and marketing expenses, $144,000 of general and administrative expenses and $21,000 of cost of revenues. The increase in total costs and expenses of $36,000 was primarily due to amortization of capitalized software costs for the three months ended September 30, 2008.
          During the nine months ended September 30, 2008, we had CapMed segment sales of $262,000 and total costs and expenses of $2.2 million, consisting of $1.7 million of sales and marketing expenses, $437,000 of general and administrative expenses and $1,000 of cost of revenues. This compares to the nine months ended September 30, 2007, whereby we had CapMed segment sales of $396,000 and total costs and expenses of $1.8 million, consisting of $1.4 million of sales and marketing expenses, $357,000 of general and administrative expenses and $47,000 of cost of revenues. The increase in total costs and expenses of $400,000 was primarily due to amortization of capitalized software costs for the nine months ended September 30, 2008 and increased tradeshow attendance and marketing expenses.
          Liquidity and Capital Resources

	Nine Months	Nine Months
	Ended	Ended
(in thousands)	September 30, 2008	September 30, 2007
Net cash provided by operating activities	$5,559	$5,200
Net cash used in investing activities	$(10,489)	$(6,525)
Net cash provided by (used in) financing activities	$323	$(158)
          At September 30, 2008, we had cash and cash equivalents of $13.3 million. Working capital, defined as current assets minus current liabilities, at September 30, 2008 was $5.1 million.
          Net cash provided by operating activities for the nine months ended September 30, 2008 was $5.6 million as compared to $5.2 million for the nine months ended September 30, 2007. This increase from the prior year is primarily due to the increase in accounts payable of $1.4 million and the increase in net income of $3.0 million.
          Net cash used in investing activities for the nine months ended September 30, 2008 was $10.5 million as compared to $6.5 million for the nine months ended September 30, 2007. The increase was primarily due to $8.1 million used for the acquisition of PDS on March 24, 2008. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2008 will be approximately $500,000. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our U. S. and European operations, as well as capitalization of software costs.
          Net cash provided by financing activities for the nine months ended September 30, 2008 was $323,000 as compared to net cash used in financing activities of $158,000 for the nine months ended

September 30, 2007. The change is primarily attributable to fewer payments under equipment lease obligations for the nine months ended September 30, 2008 due to not entering into any new capital leases and the expiration of existing capital leases in 2008 along with the proceeds from exercise of stock options.
          The following table lists our cash contractual obligations as of September 30, 2008 (in thousands):

	Payments Due By Period
		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years
Capital lease obligations	$138,813	$85,455	$48,931	$4,427	$—
Facility rent operating leases	$5,999,325	$2,433,864	$2,175,330	$867,302	$522,829
Employment agreements	$244,165	$244,165	$—	$—	$—

Total contractual cash obligations	$6,382,303	$2,763,484	$2,224,261	$871,729	$522,829

          We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.
          In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. During the nine months ended September 30, 2008 and 2007, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. As of September 30, 2008, there are no outstanding derivative positions. During the nine months ended September 30, 2008, we did not exercise any options.
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
Changes to Critical Accounting Policies and Estimates
          Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of September 30, 2008, there have been no changes to such critical accounting policies and estimates.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities, does not have an impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates nonfinancial assets and nonfinancial liabilities, on the Consolidated Financial Statements.
          On January 1, 2008, we adopted the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159) which permits companies to use fair value for reporting purposes under GAAP. We have determined that the adoption of SFAS 159 does not have an impact on the Consolidated Financial Statements.
          On October 29, 2008 the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active" (FSP FAS 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk
          We invest in high-quality financial instruments, primarily money market funds, bank deposits, federal agency notes, corporate debt securities and U.S. treasury notes, with an effective duration of generally less than three months and no security with an effective duration in excess of two years, which we believe are subject to limited credit risk. We currently do not hedge our interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
          Foreign Currency Risk
               Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A 10 percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $414,518 and $546,000 to our net asset position at September 30, 2008 and December 31, 2007, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
               We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at September 30, 2008 and December 31, 2007. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
Item 4T. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

          Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The current economic downturn coupled with the current regulatory environment could have a negative impact on the pharmaceutical, biotechnology and medical device industrieis.
The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon the research and development expenditures by pharmaceutical, biotechnology and medical device companies. Recently, companies in these industries have found it difficult to raise capital in the equity and debt markets or through traditional credit markets to fund research and development. In addition, the increase regulatory environment from the FDA have increased the costs of research and development for these companies. Accordingly, these companies have recently cut costs in response to the economic downturn and increased regulatory environment, including, canceling current clinical trials and not pursuing additional clinical trials, which may reduce the need for our services. As a result, our revenues will be similarly decreased. Furthermore, while our revenues may decrease, our costs may remain fixed, resulting in decreased earnings.
The current economic downturn may harm our business.
The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. The fallen equity markets and adverse credit markets may make it difficult for us to raise capital or borrow credit in the future to fund the growth of our business, which could have a negate impact on our business and results of operations.
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
     No one client accounted for more than 10% of our service revenue for the nine months ended September 30, 2008. One client, Hoffmann-LaRoche, encompassing nine projects represented 11.1% of our service revenues for the nine months ended September 30, 2007. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $101.7 million at September 30, 2008 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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
          During the third quarter of 2008, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated.
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
We may be required to record additional significant charges to earnings if our goodwill becomes impaired.
Under accounting principles generally accepted in the United States, we review our goodwill for impairment each year as of December 31 and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in goodwill impairment. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which may negatively impact our results of operations.
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
          Our CapMed division had a loss from operations for the three months ended September 30, 2008 of $765,000 and a loss of $1.9 million for the nine months ended September 30, 2008. If our CapMed division continues to incur such losses, our business, results of operations and financial condition will be materially adversely affected. As a result, we continually evaluate all strategic alternatives for this division in order to maximize shareholder value.
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
       As of September 30, 2008, we had the following capital structure (in thousands):

Common stock outstanding	14,339

Common stock issuable upon:
Exercise of options which are outstanding	1,721
Exercise of options which have not been granted	1,081

Total common stock outstanding assuming exercise or conversion of all of the above	17,141
       As of September 30, 2008, we had outstanding options to purchase 1.7 million shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $4.57 per share), of which 1.2 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of September 30, 2008, we had 14.3 million shares of our common stock issued and outstanding, all of which are currently freely tradable. In addition, the sale of a significant number of shares of our common stock in the public market following the effectiveness of the registration statement we recently filed to register shares issued in connection with our acquisition of PDS could harm the market price of our common stock. As additional shares of common stock become available for resale in the public market pursuant to the registration statement and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 20% of the outstanding shares of common stock and stock options that could have been converted to common stock at September 30, 2008, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2008 and September 30, 2008, our common stock has traded at a low of $6.18 per share and a high of $8.98 per share.
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
          We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted to common stock. The remaining 1,750,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock unless the business combination is approved in a prescribed manner.
          These provisions of our certificate of incorporation, and of Delaware law, may have the effect of delaying, deterring or preventing a change in control of our company, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock. In addition, these provisions make it more difficult to replace or remove our current management team in the event our stockholders believe this would be in the best interest of our company and our stockholders.
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

BIO-IMAGING TECHNOLOGIES, INC.

DATE: November 7, 2008	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 7, 2008	By: /s	/ Ted I. Kaminer

Ted I. Kaminer, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)