Form 10-K
period 2008-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2009-03-05
CIK 822418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
          Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐     No: ☑
          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $85.3 million on June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the average bid and asked prices on that date.
          Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of February 28, 2009:

Class	Number of Shares

Common Stock, $.00025 par value	14,341,403
     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

PART I
Item 1. Business.
Overview
          Bio-Imaging Technologies, Inc., referred to herein as “we”, “us” and “our”, is a global clinical trials service organization, providing medical image management and eClinical services, including electronic data capture and clinical data management solutions, to pharmaceutical, biotechnology and medical device companies and other organizations, including contract research organizations (CROs), engaged in clinical trials.
          Our medical image management services assist our clients in the design and management of the medical imaging component of clinical trials. We have developed specialized services and proprietary software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format and make highly precise measurements and biostatistical inferences to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. Medical imaging is used for clinical development of therapeutic modalities for use in oncology, disorders of the musculoskeletal, central nervous, cardiovascular systems, and in a variety of other disease categories.
          Our core laboratory imaging services include the collection, processing, analysis and regulatory submission of medical images and related clinical data. Medical images are received from a wide variety of imaging modalities including computerized tomography (CT), magnetic resonance imaging (MRI), radiography, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA), central nervous system (CNS) MRI and ultrasound. The resulting data enables our clients and regulatory reviewers, primarily the U.S. Food and Drug Administration and comparable European agencies, to evaluate product efficacy and safety.
          On March 24, 2008, we completed the acquisition of Phoenix Data Systems, referred to herein as “PDS”, a provider of electronic data capture (EDC) services offering a comprehensive array of eClinical data solutions to the pharmaceutical and biotechnology industries. PDS is engaged in providing full service EDC, a combination of electronic data capture, interactive voice response, reporting and data management solutions and is focused on making the process of collecting and analyzing data from clinical trials faster, easier and more reliable.
          Our eClinical services offer a variety of customizable proprietary software solutions that enhance pharmaceutical and biotech companies’ ability to process and store clinical data through the use of customized proprietary software and hosting service. This technology improves data quality and allows our sponsors to see the results of their clinical trials faster and more accurately than with conventional paper-based methods.
          On January 6, 2009, we sold our CapMed division to MBI Benefits, Inc., an indirectly owned subsidiary of Metavante Technologies, Inc. This division included the Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology. The sale of CapMed enables us to focus on our core clinical trials services business.
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
Business Services
Medical Image Management Services
          We are a leading provider of medical imaging management services for clinical development purposes. Our medical image management services assist our clients in the design and management of the medical imaging component of clinical trials for all modalities, which includes computerized tomography (CT), magnetic resonance imaging (MRI), radiography, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA), central nervous system (CNS) MRI and ultrasound. Our services include the processing and analysis of medical images and the regulatory submission of medical images and related quantitative data. Our imaging core laboratory facilities in the United States and Europe provide centralized image data collection, processing, analysis and archival services for clinical trials conducted worldwide. The facilities are designed for efficient and accurate high-volume processing of film and digital image data in a secure environment that complies with regulatory guidelines for clinical data management.
          Medical image data are received by us from clinical trial sites located throughout the world. We have developed procedures for data tracking and quality control that we believe to be of significant value to our clients. Our facilities contain specialized hardware and software for the digitization of films and translation of digital data, enabling data to be standardized, regardless of its source. We believe our ability to handle most commercially available image file formats is a valuable technical asset and an important competitive advantage in gaining new business from large, global, multi-center clinical trials.
          We have developed image analysis software to measure key indicators of drug efficacy in different organs and disease states. The results from image analysis derived in our facilities can be transmitted electronically to our clients for regulatory submission. In addition, clients can use our image analysis software to determine patient eligibility for their clinical trials.
          Our information management services focus on providing specialized solutions for improving the quality, speed and flexibility of image data management for clinical trials. We believe that our computer assisted masked reading systems, (BioRead™ systems), offer numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.
          Using our BioRead™ systems, independent medical specialists can review medical image data from clinical trials in a digital format. The BioRead™ systems display all modalities of medical image data, regardless of source equipment. In addition, the systems display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients’ responses to therapy or to determine if patients qualify for studies. By using the BioRead™ systems to read and evaluate image data, medical specialists achieve greater reading speed than is possible with a manual film-based system and perform evaluations in a more objective, reproducible manner.

          We have also developed remote BioRead™ systems that are located on the premises, either home or office, of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. Historically, the BioRead™ systems have been utilized to determine efficacy of the compounds being studied. More recently, clients are requesting us to provide rapid turn-around reads for inclusion/exclusion criteria. We believe that the remote BioRead™ system is the optimal tool for this work because it allows us, at our client’s discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert’s office or home.
          We provide technical consulting in the evaluation of the sites that may participate in clinical trials. We also provide consulting services to our client regarding regulatory issues involved in the design, execution, analysis and submission of medical image data in clinical trials.
eClinical Services
          We offer electronic data capture (EDC) technology and data management services designed to offer our customers automation of time-consuming, paper-based clinical trial processes and to scale securely, reliably and cost-effectively for clinical trials involving substantial numbers of clinical sites and patients worldwide. Using our proprietary software, we can centrally collect and organize clinical data in electronic format. This technology improves data quality and allows our sponsors to see the results of their clinical trials faster than conventional paper-based methods. We design and build electronic case report forms (eCRF) with logic and data validation checks and programmatic queries for more accurate and reliable data. The eCRF is made available to each research site participating in the clinical trial via the Internet. The export feature of our software allows completed data and reports to be transmitted directly to a clinical trial sponsor’s in-house database. This process allows research data to be collected quicker and with greater accuracy than with physical management of paper reports. In addition, our technology allows the sponsor to have complete and continuous access to their data at all times.
          Our products are supported by comprehensive consulting and training services and application hosting and support capabilities. We offer customer and site support 24 hours per day, seven days per week via our call center.
          We offer an IVR system that is integrated with electronic data capture technology for improved clinical trial management. Our system is extremely useful for obtaining mutilingual study subject randomization codes and can initiate call backs to issue reminders (such as patient visits) and integrate fully with the central database, for a full electronic data collection mechanism.
Target Markets
          Our primary target market is comprised of global pharmaceutical, biotechnology and medical device companies with products currently in the clinical development pipeline.
          We focus our marketing on the following stages of clinical development:
          Phase I — Clinical Trials
          Phase I clinical trials are generally conducted over six to twelve months to determine drug safety, including how drugs should be administered, dose levels and potential side effects of exposing approximately five to 80 patients to the drug.

          Phase II — Clinical Trials
          Phase II clinical trials are generally conducted over six months to two years and involve basic efficacy, safety and dose-range testing in approximately 50 to 400 patients suffering from the disease or condition under study. Such trials help determine the best effective dose, confirm that the drug works as expected, and provide initial safety data.
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
          In addition, our experience spans a wide range of therapeutic areas with a concentration in the following for our medical image management services:
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
          The FDA guidelines aimed at accelerating access to new drugs for the review and approval of new cancer therapies place greater emphasis on shrinkage of tumors as an early indicator of anti-tumor efficacy. We believe that these FDA guidelines may have a favorable impact on our business as pharmaceutical and biotechnology companies may have an increased need for regulatory-compliant medical imaging services to conduct their oncology clinical trials.
          Musculoskeletal Therapeutics
          Anti-inflammatory clinical trials, such as those focused on arthritis, include radiologic evaluation of the bones and joints to determine drug efficacy. We believe that demand among pharmaceutical companies for our services will increase as new classes of biotechnology-derived drugs enter and progress through the clinical development pipeline.
          Osteoporosis is a disease characterized by diminished bone density, which leads to pathologic bone fractures in the elderly. The FDA guidance document for developing treatments for this disease recognized

DEXA as one of the primary efficacy and safety measurement tools available. Furthermore, all data needs to be processed by a quality assurance laboratory. This is now standard practice in all studies using DEXA instruments for assessing therapies for osteoporosis, oncology, obesity, or muscle wasting diseases.
          Central Nervous System and Neurovascular Therapeutics
          Many pharmaceutical companies are developing drugs for treatment of neurovascular diseases and conditions of the central nervous system, referred to as CNS, such as multiple sclerosis, infectious diseases that target the CNS, stroke and Alzheimer’s disease. For many of these diseases, the diagnosis is largely dependent upon imaging, particularly MRI. We believe that the central nervous system clinical trials business may increase as more of these therapies progress through the research pipeline.
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
Intellectual Property
          Proprietary intellectual property protection for our computer-imaging programs processes and expertise is important to our business. We have developed certain technically-derived procedures and computer software applications that are intended to increase the effectiveness and quality of our services. We rely upon patents, trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We have claimed trademark protection for BioRead™ and Intelligent Imaging™. We hold patents for the two DEXA phantoms, titled Spine and Variable Composition Phantoms, which we sell to trial sites. We have registered our Stylized Man Design with the U.S. Patent and Trademark Office. We cannot assure you that we can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others may not develop independently the same, similar or superior techniques. Although our intellectual property rights are important to the results of our operations, we believe that other factors, such as our independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to our clients.
Government Regulation
          It is our view that demand for our software products, services and hosted solutions is largely a function of the regulatory requirements associated with the investigation and approval of drugs, biologics and medical devices, as well as the monitoring of and reporting on the safety of these products. The clinical testing of drugs, biologics and medical devices is subject to regulation by the U.S. Food and Drug Administration, or FDA, and other governmental authorities worldwide. The use of software and services during the clinical trial process must adhere to the regulations known as Good Clinical Practices and other various codified FDA regulations, and should adhere to regulatory guidance such as the Consolidated Guidance for Industry from the International Conference on Harmonization regarding Good Clinical Practice for Europe, Japan and the United States and other guidance documents. Our products, services and hosted solutions are developed using our domain expertise and are designed to allow compliance with applicable rules and regulations, and conformance with applicable guidance. The foregoing regulations and regulatory guidance are subject to change at any time. Changes in regulations and regulatory guidance to either more or less stringent conditions could adversely affect our business and the software products, services and hosted solutions we make available to our customers. Further, a material violation by us or our customers of Good Clinical Practices could result in a warning letter from the FDA, the suspension or termination of clinical trials, investigator disqualification, debarment, the rejection or withdrawal of a product marketing application, criminal prosecution or civil penalties, any of which could have a material adverse effect on our business, results of operations or financial condition.
     In addition to the aforementioned regulations and regulatory guidance, the FDA has developed regulations and regulatory guidance concerning electronic records and electronic signatures. The regulations, codified as 21 CFR Part 11, are interpreted for clinical trials in a guidance document titled Computerized Systems Used in Clinical Trials. This regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security and dependability. Other guidance documents have been issued that also help in the interpretation of 21 CFR Part 11. We cannot assure you that the design of our software solutions, will continue to allow customers to maintain conformance with these guidelines as they develop. Any changes in applicable regulations that are inconsistent with the design of any of our software solutions or which reduce the overall level of record-keeping or other controls or performances of clinical trials, may have a material adverse effect on our business and operations. If we fail to offer solutions that allow our customers to comply with applicable regulations, it could result in the suspension or termination of on-going clinical trials, the disqualification of data for submission to regulatory authorities, or the withdrawal of approved marketing applications.
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
          We believe that our ability to achieve continued and sustainable growth will be materially dependent upon, among other factors, the continued stringent enforcement of the comprehensive regulatory framework by various government agencies. Any significant change in these regulatory requirements or the enforcement thereof, especially relaxation of standards, could adversely affect our business.
          The current European market regulation is more fragmented than in the United States. However, we believe that our expertise in working with the standards of the FDA provides us with experience when working with the various European regulatory agencies.
Competition
          The market for medical image management, electronic data collection, data management and other clinical trial services is highly competitive and rapidly evolving. Our imaging services primarily compete against specialty contract research organizations, or CROs, and to a lesser extent, universities and teaching hospitals. Our eClinical Services competes with internally developed solutions, CRO’s, and independent providers of such services. Certain of these competitors are owned by or are divisions of larger organizations, some of which have substantially greater resources than we do. As competition increases, we will look to provide value-added services and undertake marketing and sales programs to differentiate our services based on our expertise and experience in specific therapeutic and diagnostic areas, our technical expertise, our regulatory and clinical development experience, our quality performance and our international capabilities. Our competitive position also depends upon our ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how. Competition in our industry has resulted in additional pressure being placed on price, service and quality. Although we believe that we are well positioned against our competitors due to our experience in clinical trials and regulatory compliance along with our international presence, we cannot assure you that our competitors or clients will not provide or develop services similar or superior to those provided by us. This competition could have a material adverse impact on us.
Marketing and Sales
          We provide and market our services on an international basis primarily to pharmaceutical, biotechnology and medical device companies. We sell our products through a direct sales force and through relationships with CROs. Our direct sales force is operated out of two U.S. field offices and two European field offices, as well as our operational facilities in Pennsylvania and Leiden, The Netherlands. In addition, follow-on sales are accomplished by the efforts of sales professionals, project managers and other consulting services professionals.
          Our selling efforts are primarily focused on North America and Western Europe. Our marketing activities include exhibiting at major trade shows, advertising in trade journals and the sponsoring of industry associations. As of December 31, 2008, we had 38 employees in sales and marketing.
Significant Clients
          No one client represented more than 10% of our service revenues for the year ended December 31, 2008,

while for the year ended December 31, 2007, one client, Hoffmann-La Roche, which encompassed 11 projects, accounted for 13.4% of our service revenues. For the year ended December 31, 2006, one client, Novartis Pharmaceuticals, Inc., which encompassed 14 projects, accounted for 10.9% of our service revenues. These contracts are terminable by our client at any time and for any reason. The loss of a significant client, or a reduction in services provided to a significant client, would have a material adverse effect on our business, financial condition and results of operations.
Business Segments and Geographic Information
          We view our operations and manage our business as one operating segment, clinical trials services.
          Our corporate headquarters and operational facilities are in Pennsylvania, in the United States. We also have a European facility in Leiden, the Netherlands. We manage our services for European-based clinical trials from this facility. Our European facility has similar processing and analysis capabilities as our United States headquarters. We also have a facility in Lyon, France that provides product development and research activities.
Employees
          As of December 31, 2008, we had 474 employees, four of whom were executive officers.
          Of our employees, as of December 31, 2008, 38 were engaged in sales and marketing, 387 were engaged in client-related projects and 49 were engaged in administration and management. A significant number of our management and professional employees have prior industry experience. We believe that we have been successful in attracting skilled and experienced personnel; however, it remains a competitive market for recruiting such personnel. As of February 28, 2009, we have employment agreements with two of our executive officers. See “Item 11. Executive Compensation”. We consider relations with our employees to be good.
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
The current economic downturn may adversely impact our ability to raise capital.
The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. The falling equity markets and adverse credit markets may make it difficult for us to raise capital or procure credit in the future to fund the growth of our business, which could have a negative impact on our business and results of operations and limit our ability to pursue acquisitions.
We depend on a small number of industries and clients for all of our business, and the loss of one such significant client could cause revenues to drop quickly and unexpectedly.
     We depend on research and development expenditures by pharmaceutical, biotechnology and medical device companies to sustain our business. Our operations could be materially and adversely affected if:
•	our clients’ businesses experience financial problems or are affected by a general economic downturn;

•	consolidation in the pharmaceutical, biotechnology or medical device industries leads to a smaller client base for us; or

•	clients reduce their research and development expenditures.
     No one client represented more than 10% of our service revenues for the year ended December 31, 2008, while for the comparable period last year, one client, Hoffmann-La Roche, which encompassed 11 projects, represented 13.4% of our service revenues for the year ended December 31, 2007. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $92.7 million at December 31, 2008 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
We recently acquired Phoenix Data Systems, Inc. and may engage in future acquisitions, which may be expensive and time consuming, and from which we may not realize anticipated benefits.
          We recently acquired Phoenix Data Systems Inc. (PDS) and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business, or otherwise serve our strategic goals. Either as a result of the acquisition of PDS or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, all of which could adversely affect our results of operations and financial condition.
Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.
          Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer, David A. Pitler, Executive Vice President, Bio-Imaging Services and Peter Benton, Executive Vice President, eClinical. Although we have employment agreements with Mr. Weinstein, Mr. Kaminer and Mr. Benton, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.
Our revenues, earnings and operating costs are exposed to exchange rate fluctuations.
          During fiscal 2008, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
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
          Under accounting principles generally accepted in the United States, we review our goodwill for impairment each year as of December 31 and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in impairment of our goodwill valuation. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which may negatively impact our results of operations.
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
     If our services are not competitive based on these or other factors, our business, financial condition and results of operations could be materially harmed.
     The biopharmaceutical services industry is highly competitive, and we face numerous competitors in our business, including hundreds of contract research organizations. If we fail to compete effectively, we will lose clients, which would cause our business to suffer. We primarily compete against in-house departments of pharmaceutical companies, full service contract research organizations, (CROs), small specialty CROs, and to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than we do. In addition, certain of our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.

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
          Additionally, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived from new drug sales, our clients might reduce their research and development spending, which could reduce our business.
Consolidation among our customers could cause us to lose customers, decrease the market for our products and result in a reduction of our revenues.
          Our customer base could decline because of industry consolidation, and we may not be able to expand sales of our products and services to new customers. Consolidation in the pharmaceutical, biotechnology and medical device industries has accelerated in recent years, and we expect this trend to continue. As these industries consolidate, competition to provide products and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Also, if consolidation of larger current customers occurs, the combined organization may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined organization’s revenues to continue to achieve growth.
The current economic downturn coupled with the current regulatory environment could have a negative impact on the pharmaceutical, biotechnology and medical device industries.
The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon the research and development expenditures by pharmaceutical, biotechnology and medical device companies. Some companies in these industries have found it difficult to raise capital in the equity and debt markets or through traditional credit markets to fund research and development. In addition, increased regulatory scrutiny from the FDA may have increased the costs of research and development for these companies. These companies have responded to the general economic downturn and regulatory environment, by postponing, attenuating or cancelling clinical trials projects, or portions thereof, which may reduce the need for our services. As a result, our revenues may be similarly decreased. Furthermore, while our revenues may decrease, our costs may remain relatively fixed, resulting in decreased earnings.
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
          The success of our business is dependent upon continued acceptance by the FDA and other regulatory authorities of the data and analyses generated by our services in connection with the evaluation of the safety and efficacy of new drugs and devices. The FDA has formal guidelines that encourage the use of “surrogate measures” through submission of digital image data, for evaluation of drugs to treat life-threatening or debilitating conditions. We cannot assure you that the FDA or other regulatory authorities will accept the data or analyses generated by us in the future and, even assuming acceptance, the FDA or other regulatory authorities may not require the application of imaging techniques to the number of patients and over time periods substantially similar to those required of traditional safety and efficacy techniques. If the governmental agencies do not accept data and analyses generated by our services in connection with the evaluation of new drugs and devices, the need for our services would be eliminated or substantially reduced, and, as a result, our business, results of operations and financial condition could be materially adversely affected.
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
     As of December 31, 2008, we had the following capital structure (in thousands):

Common stock outstanding	14,341

Common stock issuable upon:
Exercise of options which are outstanding	1,718
Exercise of options which have not been granted	1,133

Total common stock outstanding assuming exercise or conversion of all of the above	17,192
     As of December 31, 2008, we had outstanding options to purchase 1,718,173 shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $4.58 per share), of which 1,176,843 options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of December 31, 2008, we had 14.3 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable. In addition, the sale of a significant number of shares of our common stock in the public market following the effectiveness of the registration statement we recently filed to register shares issued in connection with our acquisition of PDS could harm the market price of our common stock. As additional shares of common stock become available for resale in the public market pursuant to the registration statement and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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

There are a limited number of stockholders who have significant control over our common stock, allowing them to have significant influence over the outcome of all matters submitted to our stockholders for approval, which may conflict with our interests and the interests of our other stockholders.
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 23.9% of the outstanding shares of common stock and stock options that could have been converted to common stock at December 31, 2008, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2008 and December 31, 2008, our common stock has traded at a low of $2.15 per share and a high of $8.98 per share. Between January 1, 2009 and February 28, 2009, our common stock has traded at a low of $2.96 per share and a high of $3.72 per share.
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

          We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted to common stock. The remaining 1,750,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner.
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

Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          We lease 58,700 square feet of office space located in Newtown, Pennsylvania. This lease expires December 2018 and provides for a fixed base rent of $95,350 per month with an annual inflation increase. We lease 9,300 square feet of additional office space located in Newtown, Pennsylvania for $8,500 per month in base rent, which expires May 2014. We also lease 34,275 square feet of office space in King of Prussia, Pennsylvania for $55,884 per month in base rent, which expires January 31, 2010. In addition, we lease 23,750 square feet of office space in Leiden, the Netherlands and another 6,265 square feet in Lyon, France. These leases are denominated in the Euro and expire in April 2013 and May 2017, respectively. The base rent for the Netherlands is $45,400 per month and Lyon’s base rent is $12,600, based upon the conversion rate as of December 31, 2008, with an annual inflation increase. We periodically review our office space requirements and may increase the amount of office space we lease as needed.
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

	Common
Quarter	Stock
Ended	High	Low
March 31, 2007	9.40	5.84
June 30, 2007	7.45	5.75
September 30, 2007	8.00	6.03
December 31, 2007	9.95	6.83

March 31, 2008	8.98	6.57
June 30, 2008	8.20	6.18
September 30, 2008	8.00	6.48
December 31, 2008	7.58	2.15
          As of February 28, 2009, the number of holders of record of our common stock was 90 and the approximate number of beneficial holders of our common stock was 1,700.
          On March 24, 2008, we acquired Phoenix Data Systems Inc. (“PDS”) to expand our pharmaceutical services in the area of electronic data capture and other eClinical data solutions to our clients. Under the terms of the Merger Agreement, the Company acquired all of PDS’s outstanding capital stock. The total consideration paid by the Company, adjusted for a decrease to Tangible Net Worth of $64,000 in cash as described below, to PDS’s stockholders was $23.9 million, comprised of $6.9 million in cash and 2.3 million shares of common stock, par value $0.00025 per share, of the Company, with an average closing price per share over the last 30 trading days ending and including March 19, 2008 of $7.42 (“Common Stock”). The aggregate purchase price was subject to a post-closing adjustment based on the Tangible Net Worth (as defined in the Merger Agreement) of PDS on the Closing Date (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, five percent of the aggregate consideration was held in escrow for the finalization of the Closing Tangible Net Worth Statement (as defined in the Merger Agreement). On June 13, 2008, Bio-Imaging and the Stockholders’ Representative agreed to a decrease of $230,000 to the purchase price due to the minimum threshold to the Closing Tangible Net Worth Statement not being achieved. Bio-Imaging received $64,000 in cash back in June 2008 and 22,453 shares of our common stock back in July 2008 from the purchase price escrow. Additionally, ten percent of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Merger Agreement for a period ending no later than March 31, 2009. We also incurred approximately $1.1 million in acquisition costs. At the acquisition date, the stock was recorded at an average price of $7.04 per share.

          On February 6, 2007, we acquired 100% of the outstanding securities of Theralys S.A., a company headquartered in Lyon, France to expand our therapeutic expertise in the Central Nervous System and Neurovascular areas. The aggregate purchase price was 2,958,000 Euros ($3,853,000 as determined by an agreed upon exchange rate), of which 2,375,000 Euros ($3,093,000) was paid in cash and $760,000 in value was paid with 93,000 shares of our common stock. We also incurred approximately $615,000 in acquisition costs.
          On February 26, 2008, in connection with his employment agreement dated March 1, 2006, we issued 16,335 shares of restricted stock to our President and Chief Executive Officer, which was net of 11,165 shares withheld for withholding taxes associated with the issuance of the shares.
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
          The following table provides information as of December 31, 2008 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of	Weighted
	Securities to be	Average Exercise	Number of Securities
	Issued Upon	Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
Plan Category	Outstanding Options	Options	Plans
Equity compensation plans that have been approved by security holders	1,718,000	$4.58	1,133,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,718,000	$4.58	1,133,000

STOCK PRICE PERFORMANCE GRAPH
          Our common stock is listed for trading on the NASDAQ Global Market under the symbol “BITI”. The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from December 31, 2003 through December 31, 2008, with the cumulative total return of the NASDAQ U.S. Stock Index and the NASDAQ Health Services Index over the same period. The comparison assumes $100 was invested on December 31, 2003 in our common stock, in the NASDAQ U.S. Stock Index and in the NASDAQ Health Services Index and assumes reinvestment of dividends, if any.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2003	2004	2005	2006	2007	2008
Bio-Imaging Technologies Inc	100.00	87.96	51.85	129.37	129.70	58.75
NASDAQ U.S. Stock Index	100.00	108.83	111.14	122.11	132.43	63.87
Nasdaq Health Services Index	100.00	126.03	173.21	172.96	226.07	165.11
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

Item 6. Selected Financial Data.
     The following table presents selected consolidated financial data. This data is derived from historical financial information and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes included in this Form 10-K.
For the years ended,
(in thousands, except per share data and number of employees)

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2008	2007	2006	2005	2004
CONTINUING OPERATIONS
Service revenue	$56,181	$37,543	$31,853	$23,734	$24,958
Total revenue	69,116	47,254	40,257	30,126	29,580
Income (loss) from continuing operations before interest and taxes	8,480	4,848	2,670	(3,226)	2,433
Income from continuing operations, net of taxes	5,791	3,343	1,968	(1,881)	1,439

Basic earnings (loss) per share:
Income (loss) from continuing operations	0.42	0.29	0.18	(0.17)	0.13

Diluted earnings (loss) per share:
Income (loss) from continuing operations	0.40	0.26	0.16	(0.17)	0.12

Weighted average shares used to calculate earnings (loss) per share:
Basic	13,752	11,616	11,219	11,114	10,812
Diluted	14,469	12,745	12,364	11,114	12,229

FINANCIAL POSITION
Cash, cash equivalents	$14,265	$17,915	$16,166	$10,554	$9,650
Working capital	7,918	9,721	10,219	8,055	13,121
Total assets	69,208	43,057	34,108	28,791	28,374
Long-term debt	65	—	97	551	907
Stockholders’ equity	43,412	23,529	18,842	17,197	19,518

OTHER DATA
Purchases of property and equipment	$2,916	$3,928	$2,232	$1,871	$1,849

Depreciation and amortization	2,266	2,335	2,035	2,312	1,760
Number of employees	474	337	283	264	269

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          Bio-Imaging Technologies, Inc. is a global clinical trials service organization, providing medical image management and eClinical services, including electronic data capture and clinical data management solutions, to pharmaceutical, biotechnology, medical device companies and other organizations, including contract research organizations (CROs), engaged in clinical trials.
          Our medical image management services assist our clients in the design and management of the medical imaging component of clinical trials. We have developed specialized services and proprietary software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format and make highly precise measurements and biostatistical inferences to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. Medical imaging is used for clinical development of therapeutic modalities for use in oncology, disorders of the musculoskeletal, central nervous, cardiovascular systems, and in a variety of other disease categories.
          Our core laboratory imaging services include the collection, processing, analysis and regulatory submission of medical images and related clinical data. Medical images are received from a wide variety of imaging modalities including computerized tomography (CT), magnetic resonance imaging (MRI), radiography, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA), central nervous system (CNS) MRI and ultrasound. The resulting data enables our clients and regulatory reviewers, primarily the U.S. Food and Drug Administration and comparable European agencies, to evaluate product efficacy and safety.
          On March 24, 2008, we completed the acquisition of Phoenix Data Systems, referred to herein as “PDS”, a provider of electronic data capture (EDC) services offering a comprehensive array of eClinical data solutions to the pharmaceutical and biotechnology industries. PDS is engaged in providing full service EDC, a combination of electronic data capture, interactive voice response, reporting and data management solutions and is focused on making the process of collecting and analyzing data from clinical trials faster, easier and more reliable.
          Our eClinical services offer a variety of customizable proprietary software solutions that enhance pharmaceutical and biotech companies’ ability to process and store clinical data through the use of customized proprietary software and hosting service. This technology improves data quality and allows our sponsors to see the results of their clinical trials faster and more accurately than with conventional paper-based methods.
          Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically ranged from three to 12 months. In addition, the contracts under which we perform services typically cover a period of three to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability.
          Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of December 31, 2008, which includes our medical image management and eClinical services, was $92.7 million compared to $92.5 million at December 31, 2007. Changes in backlog for the period reflect the net effect of the acquisition of PDS, new contract signings, addendums, cancellations expansions, and reductions in scope of existing projects, all of which impacted our backlog at December 31, 2008.

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
          We believe that the market for our services has been adversely impacted by pharmaceutical companies response to overall economic conditions, resulting in some contract decisions being delayed and major projects being split into smaller components as part of a revised budgetary approval process. On a long term basis, we believe that the recognition within the bio-pharmaceutical industry of the operational efficiency and scalable reliability of using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data will continue to drive demand for our services. We also believe that rapidly growing recognition of the inherent advantages of eClinical / EDC technology to standardize and accelerate reliable data flow from the clinical trial sites to the clinical trial sponsor will further drive the adoption and growth of our eClinical service offerings. We believe our eClinical services favorably compares to the traditional process of manual data collection on paper case report forms that are more susceptible to transcription and other data entry errors.
CapMed Division
          On January 6, 2009, pursuant to the Asset Purchase Agreement by and among the Company and MBI Benefits, Inc., or the Purchaser, an indirectly owned subsidiary of Metavante Technologies, Inc., or Metavante, dated as of January 6, 2009, referred to herein as the Agreement, the Company sold its CapMed Division, including the division’s Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the Agreement, Metavante paid the Company an upfront payment of Five Hundred Thousand Dollars ($500,000) in cash and will make an earn-out payment to the Company based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. The Company will receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the first six months of 2009. Additionally, the Company will receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010.
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
          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
          Revenue. Service revenues are recognized over the contractual term of the Company’s customer contracts using the proportional performance method. Service revenues are first recognized when the Company has a signed contract from a customer which: (i) contain fixed or determinable fees; (ii) collectability of such fees is reasonably assured; and (iii) services are performed. Any change to recognized service revenue as a result of revisions to estimated total hours are recognized in the period the estimate changes.
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
          Property and Equipment, Net. Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in Other Expenses (Income), Net in the Consolidated Income Statements. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The estimated useful lives are: five to forty years for buildings and improvements and three to ten years for furniture, fixtures, and equipment.
          Goodwill and Other Intangible Assets, Net. We account for acquisitions using the purchase method of accounting. Goodwill consists of the cost of acquired businesses in excess of the fair value of the net assets acquired. Additionally, other intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of our intent to do so. Goodwill is tested for impairment annually at December 31 or more frequently when events or circumstances indicate that impairment may have occurred. The goodwill test includes determining the fair value of our single reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. No goodwill impairment charges resulted from the required goodwill impairment tests.
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
          Income Taxes. We evaluate the need to record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, we consider our future taxable income and on-going prudent and feasible tax planning strategies. In the event that we were to determine that, in the future, we would be able to realize our deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should we determine that it is more likely than not that we will be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made. We recognize contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.
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
Foreign Currency Risks

          Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $279,000 and $546,000 to our net asset position, at December 31, 2008 and December 31, 2007, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
          Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at December 31, 2008 and December 31, 2007. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
          We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. As of December 31, 2008, there are no outstanding derivative positions.

Results of Operations
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007.

		% of		% of
		Total		Total
(in thousands)	2008	Revenue	2007	Revenue	$ Change	% Change
Service revenues	$56,181	81.3%	$37,543	79.4%	$18,638	49.6%
Reimbursement revenues	12,935	18.7%	9,711	20.6%	3,224	33.2%

Total revenues	69,116	100.0%	47,254	100.0%	21,862	46.3%

Cost and expenses:
Cost of service revenues	32,446	46.9%	21,900	46.3%	10,546	48.2%
Cost of reimbursement revenues	12,935	18.7%	9,711	20.6%	3,224	33.2%
Sales and marketing expenses	7,860	11.4%	5,005	10.6%	2,855	57.0%
General and administrative expenses	7,015	10.1%	5,734	12.1%	1,281	22.3%
Amortization of intangible assets related to acquisitions	380	0.6%	56	0.1%	324	578.6%

Total cost and expenses	60,636	87.7%	42,406	89.7%	18,230	43.0%

Income from continuing operations before interest and taxes	8,480	12.3%	4,848	10.3%	3,632	74.9%

Interest income	429	0.6%	655	1.4%	(226)	(34.5)%
Interest expense	(7)	0.0%	(11)	0.0%	4	(36.4)%
Income tax provision	(3,111)	(4.5)%	(2,148)	(4.6)%	(963)	44.8%

Income from continuing operations, net of taxes	$5,791	8.4%	$3,344	7.1%	$2,447	73.2%

Loss from discontinued operations, net of taxes	(3,001)	(4.3)%	(1,011)	(2.1)%	(1,990)	196.8%

Net income	$2,790	4.1%	$2,333	5.0%	$457	19.6%

          The Consolidated Statements of Income for all periods presented were reclassified to reflect the CapMed division in discontinued operations.
          The Consolidated Statement of Income for fiscal 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.
          Service revenues were $56.2 million for fiscal 2008 and $37.5 million for fiscal 2007, an increase of $18.6 million, or 49.6%. The increase in fiscal 2008 service revenues of $18.6 million, included $12.5 million in service revenue from PDS from the date of acquisition through December 31, 2008. The additional increase in service revenues of $6.1 million, a 16.3% increase in non-PDS revenues resulted from an increase in work performed from our backlog. In fiscal 2008, no one client accounted for more than 10% of our service revenues, while in fiscal 2007 one client, Hoffmann-La Roche, with 11 projects, represented 13.4% of our service revenues.
          Reimbursement revenues and cost of reimbursement revenues was $12.9 million for fiscal 2008 and $9.7 million for fiscal 2007, an increase of $3.2 million, or 33.2%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues was $32.4 million for fiscal 2008 and $21.9 million for fiscal 2007, an increase of $10.5 million, or 48.2%. Cost of service revenues for fiscal 2008 and 2007 was comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to the addition of salaries and other labor related costs of $7.8 million, a 35.6% increase related to the operations of PDS. The remaining increase of $2.7 million is attributable to the increase in costs of our European facilities, and an increase in operational personnel to support the increased service revenue. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2009 as we expand our presence in the eClinical market.
          Sales and marketing expenses were $7.9 million for fiscal 2008 and $5.0 million for fiscal 2007, an increase of $2.9 million, or 57.0%. Sales and marketing expenses in fiscal 2008 and 2007 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to the addition of sales personnel from the PDS acquisition along with increased marketing and tradeshow attendance. We expect that sales and marketing expenses will increase in fiscal 2009 as we continue to expand our market presence in the United States and Europe.
          General and administrative expenses were $7.0 million for fiscal 2008 and $5.7 million for fiscal 2007, an increase of $1.3 million, or 22.3%. General and administrative expenses in fiscal 2008 and 2007 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is primarily due to the addition of personnel and other professional services related to the administration of PDS. We expect that our general and administrative expenses will increase in 2009 due to increased professional fees associated with being a publicly traded company and general corporate matters.
          Net interest income was $422,000 for fiscal 2008 and net interest income was $644,000 for fiscal 2007, a decrease of $222,000, or 34.5%. This decrease is primarily due to a lower investable cash balances and lower interest rates on short term investments. Net interest income and expense for 2008 and 2007 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. We expect interest income to decline in 2009 due to the reduction in cash balance as a result of the cash used during the first quarter 2008 for the acquisition of PDS and the decline in interest rates for short-term investments.
          Our income tax provision for fiscal 2008 was $3.1 million and $2.1 million for fiscal 2007. Our effective tax rate from continuing operations is 34.9% for fiscal 2008 and 39.1% for fiscal 2007. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

Results of Operations
          Year Ended December 31, 2007 Compared with Year Ended December 31, 2006.

		% of		% of
		Total		Total
(in thousands)	2007	Revenue	2006	Revenue	$ Change	% Change
Service revenues	$37,543	79.4%	$31,853	79.1%	$5,690	17.9%
Reimbursement revenues	9,711	20.6%	8,404	20.9%	1,307	15.6%

Total revenues	47,254	100.0%	40,257	100.0%	6,997	17.4%

Cost and expenses:
Cost of service revenues	21,900	46.3%	19,629	48.9%	2,271	11.6%
Cost of reimbursement revenues	9,711	20.6%	8,404	20.9%	1,307	15.6%
Sales and marketing expenses	5,005	10.6%	4,286	10.6%	719	16.8%
General and administrative expenses	5,734	12.1%	5,131	12.7%	603	11.8%
Amortization of intangible assets related to acquisitions	56	0.1%	137	0.3%	(81)	(59.1)%

Total cost and expenses	42,406	89.7%	37,587	93.4%	4,819	12.8%

Income from continuing operations before interest and taxes	4,848	10.3%	2,670	6.6%	2,178	81.6%

Interest income	655	1.4%	560	1.4%	95	17.0%
Interest expense	(11)	0.0%	(56)	(0.1)%	45	(80.4)%
Income tax provision	(2,148)	(4.6)%	(1,206)	(3.0)%	(942)	78.1%

Income from continuing operations, net of taxes	3,344	7.1%	1,968	4.9%	1,376	69.9%

Loss from discontinued operations, net of taxes	(1,011)	(2.1)%	(964)	(2.4)%	(47)	4.9%

Net income	$2,333	5.0%	$1,004	2.5%	$1,329	132.4%

          The Consolidated Statements of Income for all periods presented were reclassified to reflect the CapMed division in discontinued operations.

          Service revenues were $37.5 million for fiscal 2007 and $31.9 million for fiscal 2006, an increase of $5.7 million, or 17.9%. The change in service revenue is due to the increase in contract signings and work performed in 2007 as compared to 2006. Our primary scope of work in both periods included medical-imaging core laboratory services and image-based information management services. Our backlog at December 31, 2007 increased to $92.5 million from $75.2 million at December 31, 2006, an increase of 23.0%. Contracts with Hoffmann-La Roche, which encompassed 11 projects, represented 13.4% of our service revenues for the year ended December 31, 2007, while one client, Novartis Pharmaceutical, Inc., which encompassed 14 projects, represented 10.9% of our service revenues for the year ended December 31, 2006.
          Reimbursement revenues and cost of reimbursement revenues was $9.7 million for fiscal 2007 and $8.4 million for fiscal 2006, an increase of $1.3 million, or 15.6%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues was $21.9 million for fiscal 2007 and $19.6 million for fiscal 2006, an increase of $2.3 million, or 11.6%. Cost of service revenues for fiscal 2007 and 2006 was comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to the addition of operating costs from Theralys S.A.
          Sales and marketing expenses were $5.0 million for fiscal 2007 and $4.3 million for fiscal 2006, an increase of $719,000, or 16.8%. Sales and marketing expenses in fiscal 2007 and 2006 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to an increase in the Company’s tradeshow attendance and marketing expenditures.
          General and administrative expenses were $5.7 million for fiscal 2007 and $5.1 million for fiscal 2006, an increase of $603,000, or 11.8%. General and administrative expenses in fiscal 2007 and 2006 consisted primarily of salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. The increase is primarily due to an increase in professional and consulting services.
          Net interest income was $644,000 for fiscal 2007 and net interest income was $504,000 for fiscal 2006, an increase of $140,000, or 27.8%. This increase is primarily due to a higher investable cash balances and higher interest rates on short term investments. Also, interest expense has decreased as our capital leases are maturing. Net interest income and expense for 2007 and 2006 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations.
          Our income tax provision from continuing operations for fiscal 2007 was $2.1 million and $1.2 million for fiscal 2006. Our effective tax rate is 39.1% for fiscal 2007 and 37.3% for fiscal 2006. The increase in the effective tax rate is due to the mix of pre-tax income in the U.S. versus the Netherlands and France, which have lower corporate income tax rates.

Quarterly Results
          The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included herein.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands except per share data)	2008	2008	2008	2008	2007	2007	2007	2007
Service revenues	14,956	15,093	15,109	11,023	$10,109	$9,500	$9,257	$8,677
Reimbursement revenues	2,737	3,048	4,073	3,077	2,323	2,893	2,230	2,265
Total revenues	17,693	18,141	19,182	14,100	12,432	12,393	11,487	10,942
Cost and expenses:
Cost of service revenues	8,995	8,513	8,595	6,343	5,794	5,380	5,463	5,263
Cost of reimbursement revenues	2,737	3,048	4,073	3,077	2,323	2,893	2,230	2,265
Sales and marketing expenses	2,043	2,120	2,229	1,468	1,397	1,160	1,270	1,178
General and administrative expenses	1,614	1,962	1,900	1,539	1,495	1,415	1,448	1,376
Amortization of intangible assets related to acquisitions	11	212	133	24	11	15	15	15

Total cost and expenses	15,400	15,855	16,930	12,451	11,020	10,863	10,426	10,097

Income from continuing operations before interest and taxes	2,293	2,286	2,252	1,649	1,412	1,530	1,061	845
Interest income	77	98	101	153	170	168	156	160
Interest expense	(3)	(1)	(3)	—	—	(1)	(6)	(4)
Income tax provision	(702)	(856)	(887)	(666)	(611)	(659)	(481)	(397)

Income from continuing operations, net of taxes	1,665	1,527	1,463	1,136	971	1,038	730	604
Loss from discontinued operations	(1,836)	(451)	(402)	(312)	(174)	(391)	(236)	(210)

Net income	(171)	1,076	1,061	824	$797	$647	$494	$394

Basic earnings per share:
Income from continuing operations	0.12	0.11	0.10	0.09	$0.09	$0.09	$0.06	$0.05
Discontinued operations	(0.13)	(0.03)	(0.03)	(0.03)	(0.02)	(0.03)	(0.02)	(0.02)
Net Income	(0.01)	0.08	0.07	0.06	0.07	0.06	0.04	0.03

Diluted earnings per share:
Income from continuing operations	0.11	0.10	0.10	0.09	$0.07	$0.08	$0.06	$0.05
Discontinued operations	(0.12)	(0.03)	(0.03)	(0.03)	(0.01)	(0.03)	(0.02)	(0.02)
Net Income	(0.01)	0.07	0.07	0.06	0.06	0.05	0.04	0.03

Weighted average shares used to calculate earnings per share:
Basic	14,341	14,279	14,279	12,021	11,725	11,658	11,602	11,467
Diluted	14,764	15,168	15,168	12,964	12,856	12,678	12,654	12,657

Liquidity and Capital Resources
Our principal liquidity requirements have been and we expect will be, for working capital and general corporate purposes, including capital expenditures.
Statement of Cash Flow for the year ended December 31, 2008 compared to December 31, 2007

(in thousands)	2008	2007

Net cash provided by activities from continuing operations	$9,768	$9,985
Net cash used in investing activities from continuing operations	$(10,605)	$(6,082)
Net cash provided by financing activities from continuing operations	$523	$490
          At December 31, 2008, we had cash and cash equivalents of $14.3 million. Working capital, defined as current assets minus current liabilities, at December 31, 2008 was $7.9 million as compared to working capital at December 31, 2007 of $12.4 million.
          Net cash provided by continuing operating activities for fiscal 2008 was $9.8 million compared to net cash provided by operating activities of $10.0 million for fiscal 2007. This amount remained relatively flat due to the increases and decreases from changes in operating assets and liabilities.
          Cash used by discontinued operations for fiscal 2008 was $3.0 million compared to $1.3 million for fiscal 2007. This increase of $1.7 million primarily related to an increase in expenses to market the CapMed product and services.
          Net cash used in investing activities consists primarily of our investment in capital and leasehold improvements from continuing operations of $2.7 million and our cash portion of the acquisition of Phoenix Data Systems for $7.9 million. We currently anticipate that capital expenditures for fiscal 2009 will be approximately $4 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both the United States and European operations as well as capitalization of software costs.
          Net cash provided by financing activities is primarily attributable to a tax benefit related to stock options of $290,000 and proceeds from stock option exercises of $386,000 offset by payments on capital leases of $153,000.
          The following table lists our cash contractual obligations as of December 31, 2008:

	Payments Due By Period
(in thousands)		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years
Capital lease obligations	120	97	23	—	—
Facility rent operating leases	16,987	2,506	3,709	3,527	7,245
Employment agreements	919	835	84	—	—
Total contractual cash obligations	$18,026	$3,438	$3,816	$3,527	$7,245
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
          We may seek to raise additional capital from equity or debt sources in order to take advantage of opportunities such as more rapid expansion, acquisitions or the development of new services. We cannot assure you that additional financing will be available, if at all, on terms acceptable to us.
          Our fiscal year 2009 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next twelve months and the foreseeable future.

Recently Issued Accounting Statements
          On October 29, 2008 the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Financial Statements.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Bio-Imaging on January 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 will not have a material impact on the Financial Statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.
          On January 1, 2008, we elected not to adopt the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits companies to use fair value for reporting purposes under GAAP.
          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (Revised 2007)” (SFAS 141R), which addresses ways to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Retrospective application is not permitted. The Company is currently evaluating SFAS 141R and the related impact on our financial position and results of operations.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2009. Management is currently evaluating the potential impact of SFAS 160 on the Financial Statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, became effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities did not have an impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, on the Consolidated Financial Statements as we have elected the deferral of FAS 157-2.
Existing Contracts
          As of December 31, 2008, we had entered into agreements with 101 companies, encompassing 279 projects, to provide services in the aggregate amount of $175.4 million through January 2014, of which services valued at $92.7 million remain to be completed. Such contracts are subject to termination by us or our clients at any time or for any reason. In addition, clients’ clinical trials or other projects are subject to timing and scope changes. Therefore, total service revenue generated by us during the life of these contracts may be less than initial contract values.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk
          We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
          Foreign Currency Risk
          During the year ended December 31, 2008, we have not purchased any additional such Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. As of December 31, 2008, there are no outstanding derivative positions.
          In accordance with our current foreign exchange rate risk management policy, since inception, we have purchased twenty monthly Euro call options. Nineteen monthly call options were in the amount of 250,000 Euros each, and one call option was for 200,000 Euros for anticipated additional costs in May, 2006. The first expiration was on July 27, 2005, and the last expiration was in March 2007 with a strike price ranging from $1.26 to $1.27. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,000 for the options.

          During the twelve months ended December 31, 2007, we exercised the remaining two options and a gain of $10,000 was recognized in the Consolidated Statement of Income on the exercised options. During the twelve months ended December 31, 2006, we exercised seven options and a loss of $11,000 was recognized in the Consolidated Statement of Income.
          Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Income based on the nature of the underlying cash flow hedged.
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
And Stockholders of
Bio-Imaging Technologies, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows, present fairly, in all material respects, the financial position of Bio-Imaging Technologies, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Philadelphia, PA
March 5, 2009

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$14,265	$17,915
Accounts receivable, net of allowance for doubtful accounts of $11 and $29, respectively	11,982	5,881
Prepaid expenses and other current assets	2,315	1,235
Assets held for sale	500	2,703
Deferred income taxes	3,084	2,930

Total current assets	32,146	30,664
Property and equipment, net	7,022	5,420
Intangibles, net	2,058	307
Goodwill	27,391	6,025
Other assets	591	641

Total Assets	$69,208	$43,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,832	$1,864
Accrued expenses and other current liabilities	5,236	4,616
Deferred revenue	15,106	11,664
Current maturities of capital lease obligations	54	97

Total current liabilities	24,228	18,241
Long-term capital lease obligations	65	—
Deferred income tax	927	691
Other liability	576	597

Total liabilities	25,796	19,529

Commitments and Contingencies

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at December 31, 2008 and 2007	—	—
Common stock — $.00025 par value; authorized 18,000,000 shares, issued and outstanding 14,341,403 and 11,765,483 shares at December 31, 2008 and 2007, respectively	4	3
Additional paid-in capital	42,270	25,084
Retained earnings (accumulated deficit)	1,080	(1,710)
Accumulated other comprehensive income	58	151

Stockholders’ equity	43,412	23,528

Total liabilities and stockholders’ equity	$69,208	$43,057

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands except per share data)	2008	2007	2006

Service revenues	$56,181	$37,543	$31,853

Reimbursement revenues	12,935	9,711	8,404

Total revenues	69,116	47,254	40,257

Cost and expenses:
Cost of service revenues	32,446	21,900	19,629
Cost of reimbursement revenues	12,935	9,711	8,404
Sales and marketing expenses	7,860	5,005	4,286
General and administrative expenses	7,015	5,734	5,131
Amortization of intangible assets related to acquisitions	380	56	137

Total cost and expenses	60,636	42,406	37,587

Income from continuing operations before interest and taxes	8,480	4,848	2,670
Interest income	429	654	560
Interest expense	(7)	(11)	(56)
Income tax provision	(3,111)	(2,148)	(1,206)

Income from continuing operations, net of taxes	$5,791	$3,343	$1,968

Loss from discontinued operations, net of taxes	(3,001)	(1,011)	(964)

Net income	$2,790	$2,332	$1,004

Basic earnings per share:
Income from continuing operations	$0.42	$0.29	$0.18

Loss from discontinued operations	$(0.22)	$(0.09)	$(0.09)

Net Income	$0.20	$0.20	$0.09

Diluted earnings per share:
Income from continuing operations	$0.40	$0.26	$0.16

Loss from discontinued operations	$(0.21)	$(0.08)	$(0.08)

Net Income	$0.19	$0.18	$0.08

Weighted average shares used to calculate earnings per share:
Basic	13,752	11,616	11,219

Diluted	14,469	12,745	12,364

The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Other
				Accumulated	Compre-
			Additional	(Deficit)	hensive
	Common Stock		Paid-in	Retained	Gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2005	11,168	$3	$22,302	$(5,047)	$(62)	$17,196
Stock options exercised	127	—	153	—	—	153
Restricted shares issued	15	—	(5)	—	—	(5)
Stock based compensation	—	—	363	—	—	363
Tax benefit on exercise of stock options	—	—	51	—	—	51
Net unrealized gain on derivative instruments	—	—	—	—	79	79
Net income	—	—	—	1,004	—	1,004

Balance at December 31, 2006	11,310	$3	$22,864	$(4,043)	$17	$18,841
Stock options exercised	341	—	301	—	—	301
Restricted shares issued	15	—	—	—	—	—
Stock issued for acquisitions	99	—	802	—	—	802
Stock based compensation	—	—	474	—	—	474
Tax benefit on exercise of stock options	—	—	643	—	—	643
Net unrealized loss on derivative instruments	—	—	—	—	(17)	(17)
Equity adjustment from foreign currency translation	—	—	—	—	151	151
Net income	—	—	—	2,333	—	2,333

Balance at December 31, 2007	11,765	$3	$25,084	$(1,710)	$151	$23,528
Stock options exercised	290	—	387	—	—	387
Restricted shares issued	21	—	(86)	—	—	(86)
Stock issued for acquisitions	2,265	1	15,946	—	—	15,947
Stock based compensation	—	—	649	—	—	649
Tax benefit on exercise of stock options	—	—	290	—	—	290
Equity adjustment from foreign currency translation	—	—	—	—	(93)	(93)
Net income	—			2,790	—	2,790

Balance at December 31, 2008	14,341	$4	$42,270	$1,080	$58	$43,412
Statement of comprehensive income

	For the year ended December 31,
(in thousands)	2008	2007	2006
Net income	$2,790	$2,333	$1,004
Net unrealized income (loss) on derivative instruments	—	(17)	79
Equity adjustment from foreign currency translation	(93)	151	—

Total comprehensive income	$2,697	$2,467	$1,083
The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$2,790	$2,332	$1,004
Adjustments to reconcile net income to net cash provided by Operating activities, net of acquisition:
Depreciation and amortization	2,266	2,335	2,035
Provision for deferred income taxes	(311)	286	24
Sales leaseback deferred gains		—	—
Bad debt provision	(6)	15	16
Stock based compensation expense	563	474	358
(Gain) Loss on foreign currency options	—	(10)	82
Loss from discontinued operations	3,001	1,011	964
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,339)	(145)	1,051
Increase in prepaid expenses and other current assets	(830)	(77)	(234)
Decrease (increase) in other assets	93	(53)	(93)
Increase (decrease) in accounts payable	1,599	78	(271)
Increase in accrued expenses and other current liabilities	353	1,334	1,359
(Decrease) increase in deferred revenue	(850)	2,073	3,196
(Decrease) increase in other liabilities	(3)	23	2
Decrease in net assets held for sale	2,442	309	257

Cash provided by activities from continuing operations	9,768	9,985	9,750
Cash used by discontinued operations	(2,974)	(1,319)	(1,221)

Net cash provided by operating activities	6,794	8,666	8,529

Cash flows used in investing activities:
Purchases of property and equipment	(2,677)	(2,575)	(1,310)
Net cash paid for acquisition	(7,928)	(3,507)	—

Net cash used in investing activities from continuing operations	(10,605)	(6,082)	(1,310)
Purchase of plant, property and equipment for discontinued operations	(239)	(1,353)	(922)

Net cash used in investing activities	(10,844)	(7,435)	(2,232)

Cash flows from financing activities:
Payments under equipment lease obligations	(153)	(454)	(875)
Premiums paid for foreign currency options	—	—	(14)
Proceeds from exercise of stock options	386	301	153
Excess tax benefit related to stock options	290	643	51

Net cash provided by (used in) financing activities from continuing operations	523	490	(685)

Effect of exchange rate changes on cash	(123)	28	—

Net (decrease) increase in cash and cash equivalents	(3,650)	1,749	5,612
Cash and cash equivalents at beginning of period	17,915	16,166	10,554

Cash and cash equivalents at end of period	$14,265	$17,915	$16,166

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11	$12	$56
Cash paid during the period for income taxes	$1,970	$604	$98
The accompanying notes are an integral part of these statements.

Supplemental cash flow disclosure
Schedule of non cash investing and financing activities

	For the year ended December 31,
(in thousands)	2008	2007	2006
Increase in property, plant and equipment acquisitions in accounts payable	$7	$11	$311
Acquired business

	For the year ended December 31,
(in thousands)	2008	2007	2006
Accounts receivable	$4,926	$228	—
Property and equipment	721	185	—
Other assets	295	53	—
Intangible assets and goodwill	23,874	4,590	—
Current liabilities assumed	(1,061)	(377)	—
Other liabilities assumed	(4,880)	(412)	—
Common stock issued	(15,947)	(760)	—

Cash paid for acquired business, net of cash acquired of $418,000 and $201,000, respectively	$7,928	$3,507	—
The accompanying notes are an integral part of these statements.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
1. Organization and Summary of Significant Accounting Policies
Description of Business
          Bio-Imaging Technologies, Inc. and Subsidiaries (“Bio-Imaging” or the “Company”) is a global clinical trials service organization, providing medical image management and eClinical services, including electronic data capture and clinical data management solutions, to pharmaceutical, biotechnology and medical device companies and other organizations, including contract research organizations (CROs), engaged in clinical trials.
          Our medical image management services assist our clients in the design and management of the medical imaging component of clinical trials. We have developed specialized services and proprietary software applications that enable independent radiologists and other medical specialists involved in clinical trials to review medical image data in an entirely digital format and make highly precise measurements and biostatistical inferences to evaluate the efficacy and safety of pharmaceuticals, biologics or medical devices. Medical imaging is used for clinical development of therapeutic modalities for use in oncology, disorders of the musculoskeletal, central nervous, cardiovascular systems, and in a variety of other disease categories.
          Our core laboratory imaging services include the collection, processing, analysis and regulatory submission of medical images and related clinical data. Medical images are received from a wide variety of imaging modalities including computerized tomography (CT), magnetic resonance imaging (MRI), radiography, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA), central nervous system (CNS) MRI and ultrasound. The resulting data enables our clients and regulatory reviewers, primarily the U.S. Food and Drug Administration and comparable European agencies, to evaluate product efficacy and safety.
          On March 24, 2008, we completed the acquisition of Phoenix Data Systems, referred to herein as “PDS”, a provider of electronic data capture (EDC) services offering a comprehensive array of eClinical data solutions to the pharmaceutical and biotechnology industries. PDS is engaged in providing full service EDC, a combination of electronic data capture, interactive voice response, reporting and data management solutions and is focused on making the process of collecting and analyzing data from clinical trials faster, easier and more reliable.
          Our eClinical services offer a variety of customizable proprietary software solutions that enhance pharmaceutical and biotech companies’ ability to process and store clinical data through the use of customized proprietary software and hosting service. This technology improves data quality and allows our sponsors to see the results of their clinical trials faster and more accurately than with conventional paper-based methods. Through the acquisition of PDS, we established our eClinical services offering.
          On January 6, 2009, we sold our CapMed division to MBI Benefits, Inc., an indirectly owned subsidiary of Metavante Technologies, Inc. This division included the Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology. The sale of CapMed enables us to focus on our core clinical trial services business.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxford Bio-Imaging Research, Inc. and Bio-Imaging Technologies Holding B.V. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of the acquisition. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
          The financial information for all prior periods presented have been reclassified to reflect assets held for sale and discontinued operations related to the CapMed division. See Note 3 for additional information.
Foreign Currency Translation
          Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.
Functional Currency
          Historically, the functional currency for our Netherlands operations was the US Dollar based on an initial evaluation, as well as periodic evaluations of economic factors, as set forth in SFAS 52.
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
          The equity adjustment from foreign currency translation was ($93,000) and $151,000 at December 31, 2008 and 2007, respectively.
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
Fair Value of Financial Instruments
          The carrying values of the Company’s financial instruments, which include cash equivalents,

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
          The Company has a standby letter of credit which approximated $166,000 at December 31, 2008 and 2007. This letter of credit represents an irrevocable guarantee to fulfill the office facilities operating lease obligation.
Revenue Recognition
          Service revenues are recognized over the contractual term of the Company’s customer contracts using the proportional performance method. Service revenues are first recognized when the Company has a signed contract from a customer which: (i) contains fixed or determinable fees; (ii) collectability of such fees is reasonably assured; and (iii) the services were performed. Any change to recognized service revenue as a result of revisions to estimated total hours are recognized in the period the estimate changes.
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
          Unbilled services represent revenue recognized which pursuant to contractual terms have not yet been billed to the client. In general, amounts become billable pursuant to contractual milestones or in accordance with predetermined payment schedules. Unbilled services are generally billable within one year from the respective balance sheet date and are usually billed within the next quarter from any balance sheet. Deferred revenue is recorded for cash received from clients for services that have not yet been earned at the respective balance sheet date.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

	December 31,
(in thousands)	2008	2007
Billed trade accounts receivable	$10,091	$5,090
Unbilled trade accounts receivable	1,863	746
Other	28	45
Total receivables	$11,982	$5,881

Allowance Rollforward:
Balance at December 31, 2006	$14
Additions	29
Write offs (net of recoveries)	(14)

Balance at December 31, 2007	$29
Additions	6
Write offs (net of recoveries)	(24)

Balance at December 31, 2008	$11

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
Capitalized Software Development
          The Company capitalizes development costs for a software project once the preliminary project stage is completed, management commits to funding the project and it is probable that the project will be

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
completed and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. The Company capitalized software development costs of $897,000 and $1.7 million for the year ended December 31, 2008, and 2007 respectively. Amortization expense related to capitalized computer software costs amounted to $582,000, $445,000 and $357,000 at December 31, 2008, 2007, and 2006 respectively. Capitalized software development costs are included as a component of property and equipment.
Goodwill and Other Intangible Assets
          Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Definite-lived intangible assets, such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from 2 to 7 years. The Company continually evaluates the reasonableness of the useful lives of these assets.
Income Taxes
          The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which utilizes the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates. A valuation allowance is provided against the carrying value of deferred tax assets when management believes it is more likely than not that the deferred tax assets will not be realized. The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.
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
          The computation of basic earnings per common share and diluted earnings per common share is as follows:

	For the year ended December 31,
(in thousands except per share data)	2008	2007	2006
Net income — diluted and basic	$2,790	$2,333	$1,004

Denominator — basic:

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31,
(in thousands except per share data)	2008	2007	2006
Weighted average number of common shares	13,752	11,616	11,219

Basic income per common share	$0.20	$0.20	$0.09

Denominator — diluted:
Weighted average number of common shares	13,752	11,616	11,219
Common share equivalents of outstanding stock options	648	1,023	968
Common share equivalents of unrecognized compensation expense	69	106	177

Weighted average number of dilutive common equivalent shares	14,469	12,745	12,364

Diluted income per common share	$0.19	$0.18	$0.08

          We excluded options to purchase 719,000, 140,000 and 412,000 shares of our common stock for the twelve months ended December 31, 2008, 2007 and 2006, respectively, since they were out-of-the-money and antidilutive.
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
Recently Issued Accounting Statements
          On October 29, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of FSP FAS 157-3 had no impact on the Financial Statements.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Bio-Imaging on January 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 will not have a material impact on the Financial Statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2009. Earlier adoption of SFAS 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the Financial Statements.
          On January 1, 2008, we elected not to adopt the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits companies to use fair value for reporting purposes under GAAP.
          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (Revised 2007)” (SFAS 141R), which addresses ways to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Retrospective application is not permitted. The Company is currently evaluating SFAS 141R and the related impact on our financial position and results of operations.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and, if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 becomes effective for Bio-Imaging Technologies, Inc. on January 1, 2009. Management is currently evaluating the potential impact of SFAS 160 on the Financial Statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, became effective for Bio-Imaging Technologies, Inc. on January 1, 2008. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities did not have an impact on the Consolidated Financial Statements. We are currently evaluating the potential impact of SFAS 157, as it relates to nonfinancial

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
assets and nonfinancial liabilities, on the Consolidated Financial Statements as we have elected the deferral of FAS 157-2.
2. Acquisitions
          On March 24, 2008, Bio-Imaging acquired Phoenix Data Systems, Inc. (“PDS”) to expand our pharmaceutical services in the area of electronic data capture and other eClinical data solutions to our clients, (the “Acquisition”). The Acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated March 24, 2008, by and among the Company, Bio-Imaging Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and PDS and its Stockholders’ Representative. Pursuant to the terms of the Merger Agreement, PDS merged with and into Merger Sub. Following the consummation of the Acquisition, PDS ceased to exist and Merger Sub became a wholly-owned subsidiary of the Company. In connection with the Acquisition, the Company also entered into employment agreements with members of the senior management team of PDS. However, none of these individuals are executive officers of the Company.
          Under the terms of the Merger Agreement, the Company acquired all of PDS’s outstanding capital stock. The total consideration paid by the Company to the PDS’s stockholders was $23.9 million, comprised of $6.9 million in cash and 2.3 million shares of common stock, par value $0.00025 per share, of the Company, with an average closing price per share over the last 30 trading days ending and including March 19, 2008 of $7.42 (“Common Stock”). The aggregate purchase price was subject to a post-closing adjustment based on the Tangible Net Worth (as defined in the Merger Agreement) of PDS on the Closing Date (as defined in the Merger Agreement). Pursuant to the terms of the Merger Agreement, five percent of the aggregate consideration was held in escrow for the finalization of the Closing Tangible Net Worth Statement (as defined in the Merger Agreement). On June 13, 2008, Bio-Imaging and the Stockholders’ Representative agreed to a decrease of $230,000 to the purchase price due to the minimum threshold to the Closing Tangible Net Worth Statement not being achieved. Bio-Imaging received $64,000 in cash back in June 2008 and 22,453 shares of our common stock back in July 2008 from the purchase price escrow. Additionally, ten percent of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Merger Agreement for a period ending no later than March 31, 2009. We also incurred approximately $1.1 million in acquisition costs. At the Acquisition date, the stock was recorded at an average price of $7.04 per share.
          In connection with the Acquisition, the stockholders of PDS entered into various agreements. The stockholders of PDS executed stockholders’ agreements, whereby each stockholder agreed, among other things, to approve the Acquisition and not to compete in the business area occupied by PDS at the time of the Acquisition for a reasonable period of time. All stockholders executed lockup agreements, whereby all stockholders agreed not to directly or indirectly sell, or otherwise dispose of any shares of the Company’s Common Stock received pursuant to the Merger Agreement for a period of 180 days after the Closing Date (the “Initial Lockup Period Date”), and certain additional stockholders agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of 67% of the shares of the Company’s Common Stock received pursuant to the Merger Agreement for a period beginning on the Initial Lockup Period Date and continuing to and including the date of the first anniversary of the Closing Date.
          The following table summarizes the final allocation of the total cost of the PDS acquisition to the assets acquired and the liabilities assumed.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)
Net Working Capital	$701
Fixed Assets	721
Other Assets	46
Other Liabilities	(175)
Deferred Tax Liability	(854)
Software	552
Trademark	48
Customer Backlog	730
Customer Relationships	665
Non-Compete Agreements	138
Goodwill, including Workforce	21,366

Total Purchase Price	$23,938

          The results of operations of PDS from the acquisition date, March 24, 2008 to March 31, 2008 were immaterial; therefore, the Company did not include the results of operations for those eight days in the Consolidated Statement of Income for the twelve months ended December 31, 2008.
               Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the twelve months ended December 31, 2008 and 2007 as if the Acquisition had occurred as of the beginning of each of the periods presented after giving effect to certain adjustments. The pro forma results for the twelve months ended December, 31, 2008 include $789,000 of acquisition costs incurred by PDS. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

	Twelve Months Ended
	December 31, 2008,
(in thousands except per share data)	2008	2007	2006

Total revenue	$73,566	$59,324	$47,424
Income from continuing operations before interest and taxes	7,783	5,523	1,429

Income from continuing operations, net of taxes	5,300	3,723	1,368

Basic earnings per share:

Income from continuing operations	$0.38	$0.27	$0.03

Diluted earnings per share:

Income from continuing operations	$0.35	$0.25	$0.03

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
          On February 6, 2007, we acquired 100% of the outstanding securities of Theralys S.A., a company headquartered in Lyon, France to expand our therapeutic expertise in the Central Nervous System and Neurovascular areas. The aggregate purchase price was 2,958,000 Euros ($3,853,000 as determined by an agreed upon exchange rate), of which 2,375,000 Euros ($3,093,000) was paid in cash and $760,000 in value was paid with 93,000 shares of our common stock. We also incurred approximately $615,000 in acquisition costs. The purchase of the business was accounted for under the purchase method of accounting. The result of operations of Theralys were included in our financial statements at the acquisition date in our pharmaceutical contract services business segment. The assets acquired primarily consisted of $4,153,000 goodwill, $291,000 software, $52,000 customer relationship and $36,000 non-compete. The pro forma impact of the Theralys acquisition on 2007 results was immaterial.
3. Discontinued Operations and Assets Held for Sale
          In the fourth quarter of 2008 the Company sold its interest in its CapMed business. Therefore, the financial statements for the years ended December 31, 2008, 2007 and 2006 have been presented as discontinued operations in the consolidated financial statements. Our exit of the Capmed business resulted, in part, from our strategy to exit non-strategic businesses. Results of the CapMed business are reported as discontinued operations for all periods presented.
          The following amounts related to the CapMed operations were derived from historical financial information and have been segregated from continuing operations and reported in discontinued operations (in thousands):

(in thousands)	2008	2007	2006
Service revenues	$321	$653	$262

Loss from operations	(2,323)	(1,659)	(1,555)
Loss from impairment	(2,726)	—	—

Pretax loss	(5,049)	(1,659)	(1,555)

Benefit from income taxes	2,048	648	591

Net loss from discontinued operations	(3,001)	(1,011)	(964)

          In 2008, the Company sold its interest in the CapMed division. The sale generated total gross proceeds of $500,000 and a pretax loss of $5,049,000 ($3,001,000 , net of income taxes), which was recognized in the fourth quarter of 2008.
          The following is a summary of the assets and liabilities of the CapMed discontinued operations as of December 31, 2008. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between CapMed discontinued operations and the Company (in thousands):

Current Assets	27
Fixed Assets	1,257

Net Assets and Liabilities	$1,284

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
          On January 6, 2009, pursuant to the Asset Purchase Agreement by and among the Company and MBI Benefits, Inc. (the “Purchaser”), an indirectly owned subsidiary of Metavante Technologies, Inc. (“Metavante”), dated as of January 6, 2009 (the “Agreement”), the Company sold its CapMed Division, including the division’s Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the Agreement, Metavante paid the Company an upfront payment of Five Hundred Thousand Dollars ($500,000) in cash and will make an earn-out payment to the Company based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. The Company will receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the first six months of 2009. Additionally, the Company will receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010.
          As a result of the sale, the results of the CapMed operations, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Company’s consolidated statements of operations. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation.
4. Property and Equipment
          Property and equipment, at cost, consists of the following:

	December 31,		Estimated
(in thousands)	2008	2007	Useful Life
Equipment	$8,692	$6,963	5 years
Equipment under capital leases	4,332	4,332	5 years
Furniture and fixtures	1,582	880	7 years
Leasehold improvements	1,336	1,175	5 years
Computer software costs	5,038	4,142	5 years

	20,980	17,492
Less: Accumulated depreciation and amortization	(13,958)	(12,072)

Property and equipment, net	$7,022	$5,420

          Accumulated depreciation related to equipment acquired under capital leases amounted to $4.1 million and $3.6 million at December 31, 2008 and 2007, respectively. Accumulated amortization related to capitalized computer software costs amounted to $2.5 million and $1.9 million at December 31, 2008 and 2007,, respectively. Depreciation expense for the year ended December 31, 2008 and 2007 were $2.1 million and $2.1 million, respectively.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Intangible Assets
          Included in other assets, the following is the acquired intangible assets:

	December 31,		Estimated
(in thousands)	2008	2007	Useful Life
Amortized intangible assets:
Technology	$843	$291	5 years
Trademarks	48	—	5 years
Customer backlog	1,613	218	3-7 years
Non-competition agreement	349	211	2-3 years

	2,853	720
Accumulated amortization	(795)	(413)

	$2,058	$307

Unamortized intangible assets:
Goodwill	$27,391	$6,025

          The goodwill relates to the Company’s Pharmaceutical Services Segment. The Company has evaluated the goodwill and has determined that there is no impairment of the values at December 31, 2008. Amortization expense of intangible assets for the year ended December 31, 2008, 2007 and 2006 were $382,000, $283,000 and $293,000, respectively.
          Future amortization of the intangible assets is as follows:

Year Ending
(in thousands)	December 31, 2008
2009	$456
2010	423
2011	379
2012	324
2013	227
Thereafter	249

$2,058

The following table details the changes in the carrying amount of goodwill:

(in thousands)	2008	2007
Balance at the beginning of year	$6,025	$1,874
Acquisition of businesses	21,366	4,151

Balance at end of year	$27,391	$6,025

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Accrued Expenses
          Accrued expenses and other current liabilities at December 31, 2008 and 2007 consist of the following:

	December 31,
(in thousands)	2008	2007
Accrued compensation	$3,351	$2,616
Accrued consulting fees	88	45
Accrued income taxes	—	314
Accrued other	1,797	1,641

	$5,236	$4,616

7. Capital Lease Obligations
          Capital lease obligations consist of equipment lease obligations at December 31, 2008 and 2007. The equipment lease obligations are payable in monthly installments ranging from $2,000 to $3,000 for 2008 and from $4,000 to $16,000 for 2007. Interest rates range from 7.71% to 8.71% through November 2012, and are collateralized by the related equipment.
          In November 2007, PDS entered into a $111,000 transaction whereby they leased office furniture. The resulting lease is being accounted for as a capital lease. The lease term is for 5 years with an interest rate of 7.71%.
          In November 2006, PDS entered into a $78,000 transaction whereby they leased computer hardware and software. The resulting lease is being accounted for as a capital lease. The lease term is for 2.5 years with an interest rate of 8.71%.
          In November 2004, PDS entered into a $95,000 transaction whereby they leased office furniture. The resulting lease is being accounted for as a capital lease. The lease term is for 5 years with an interest rate of 7.90%.
          The following is a schedule, by year, of the future minimum payments under capital leases, together with the present value of the net minimum payments as of December 31, 2008:

(in thousands)
2009	$61
2010	29
2011	28
2012	26
2013 and thereafter	—

Total minimum capital lease payments	144
Less amount representing interest	(25)

Total present value of minimum payment	$119
Less current portion of such obligations	(54)

Long-term capital lease obligations	65

8. Stock Based Compensation
          Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
          At December 31, 2008, the Company has one stock-based employee compensation plan. The compensation cost that has been recorded to income under the plan for the year ended December 31, 2008 was $649,000, of which $315,000 is a result of the expensing of stock options pursuant to FAS 123R, $240,000 is a result of expensing restricted stock units issued to our Board of Directors and $94,000 is a result of expensing a potential stock award to our President and Chief Executive Officer.
          The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
(in thousands)	2008	2007	2006
Cost of revenues	$386	$335	$255
General and administrative	83	66	50
Sales and marketing	94	73	52

Stock-based compensation expense before income taxes	$563	$474	$357

          The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate (range)	2.29-2.63%	4.13-4.48%	4.61-4.94%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	55.00-56.00%	56.00%	58.00%
Expected term (in years)	4.00-5.00	4.00-5.00	4.00
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

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Stock Options
Fiscal 2007

			Weighted
		Weighted	Average
		Average	Remaining
(in thousands)		Exercise	Contractual	Aggregate
Stock Options	Shares	Price	Term	Intrinsic Value
Outstanding at December 31, 2006	1,871	$2.61	4.78	$10,193
Granted	148	8.02	6.02	9
Exercised	(342)	1.43	—	489
Forfeited or expired	(49)	3.89	—	190

Outstanding at December 31 ,2007	1,628	3.31	4.37	7,763

Unvested at December 31, 2007	228	6.54	5.82	350

Exercisable at December 31, 2007	1,400	2.79	4.13	7,412

Fiscal 2008

			Weighted
		Weighted	Average
		Average	Remaining
(in thousands)		Exercise	Contractual	Aggregate
Stock Options	Shares	Price	Term	Intrinsic Value
Outstanding at December 31, 2007	1,628	3.31	4.37	7,763
Granted	395	7.53	6.37	(1,529)
Exercised	(290)	1.64	—	473
Forfeited or Expired	(15)	1.80	—	27

Outstanding at December 31, 2008	1,718	4.58	4.39	(1,574)

Unvested at December 31, 2008	541	7.23	5.94	(1,934)

Exercisable at December 31, 2008	1,177	3.35	3.67	360

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
          The weighted-average grant date fair value of options granted for the years ended December 31, 2008, 2007 and 2006 was $7.53, $8.02 and $4.06, respectively. Cash received from option exercises for the years ended 2008, 2007 and 2006 was $386,000, $301,000, and $153,000, respectively.
          As of December 31, 2008, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 4.25 years.
          During 2002, the Company’s Board of Directors and stockholders approved the adoption of the Bio-Imaging Technologies, Inc. Stock Incentive Plan (the Plan) and authorized the issuance of 950,000 shares of the Company’s common stock under the plan. In May 2005, the Company’s Board of Directors and stockholders approved an amendment to the Plan and authorized the issuance of an additional 750,000 shares of the Company’s common stock under the plan. In May 2008, the Company’s Board of Directors and stockholders approved an amendment to the Plan and authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the plan.
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
          The following table summarizes the transactions pursuant to the Company’s stock option plan for the three years ended December 31, 2008:

		Weighted Average
	Number of Shares	Option Grant Date Fair
(in thousands)	Underlying Options	Value
Non-vested at December 31, 2005	78	$2.83
Granted	198	$3.53
Vested	(96)	$3.04
Non-vested at December 31, 2006	180	$3.49
Granted	148	$6.71
Vested	(100)	$3.73
Non-vested at December 31, 2007	228	$5.47
Granted	395	$6.70
Vested	(82)	$5.66
Non-vested at December 31, 2008	541	$6.34
          1.7 million, 1.6 million and 1.7 million options are exercisable at December 31, 2008, 2007 and 2006, respectively, at a weighted average exercise price of $4.58, $3.31 and $2.46, respectively.
          The intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2006 respectively, were $586,000, $2.3 million and $471,000.
          At December 31, 2008, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
		Weighted			Weighted
	Number	Average	Weighted	Number	Average	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Remaining	Average
Exercise	(in	Contractual	Exercise	(in	Contractual	Exercise
Prices	thousands)	Life	Price	thousands)	Life	Price

$0.63-$0.88	306	1.45 years	$0.73	306	1.45 years	$0.73
$1.00-$1.16	144	2.92 years	$1.11	144	2.92 years	$1.11
$1.28-$2.80	109	2.95 years	$2.20	109	2.95 years	$2.20
$3.05-$5.10	440	4.93 years	$4.20	383	5.04 years	$4.23
$6.97-$8.06	719	5.82 years	$7.50	235	5.13 years	$7.25

$0.63-$8.06	1,718	4.39 years	$4.58	1,177	3.67 years	$3.35

          Restricted Stock Units: On March 1, 2006, we entered into an employment agreement with our President and Chief Executive Officer that expires on February 28, 2009. This agreement amended and restated the prior agreement that originally expired January 31, 2007 and extended the term of service through February 28, 2009. Pursuant to this employment agreement, our President and Chief Executive Officer can potentially receive up to 25,000 restricted shares of the company’s common stock for fiscal 2008. Based on management’s assumptions, we recognized the related proportionate expense of $84,000 for 25,000 shares of these restricted stock units for fiscal 2008 based on a fair value of $3.66 at December 31, 2008. These restricted shares are service and performance-based and the value is determined by its fair value (as if underlying shares were vested and issued). On March 4, 2009, we entered into an employment agreement with our President and Chief Executive Officer effective March 1, 2009 and expires February 28, 2012.
9. Commitments
          The Company has entered into non-cancelable operating leases for office facilities which expire through November 2018.
          Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ending
(in thousands)	December 31, 2008
2009	$2,506
2010	1,874
2011	1,835
2012	1,873
2013	1,654
Thereafter	7,245

$16,987

          Rent expense charged to operations for the year ended December 31, 2008, 2007 and 2006 was $2.2 million, $1.8 million and $1.6 million, respectively.
          On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with its Chief Financial Officer and the President of eClinical division. The Chief Financial Officer’s agreement expires February 5, 2010 and is renewable on an annual basis. The President of eClinical division’s agreement expires September 30, 2009 and is renewable on an annual basis. The aggregate amount due from January 1, 2009 through the expiration under these agreements was $919,000. At December 31, 2008, the Company has recorded compensation of $84,000, which we believe will be paid in stock, to its President and Chief Executive Officer pursuant to his employment agreement.
10. Employee Benefit Plan
          The Company sponsors the Bio-Imaging Technologies, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company made contributions of $235,000, $158,000 and $54,000 for the year ended December 31, 2008, 2007 and 2006, respectively.
11. Major Customers
          No one client represented more than 10% of our service revenues for the year ended December 31, 2008, while for the year ended December 31, 2007, one client, Hoffmann-La Roche, which encompassed 11 projects, accounted for 13.4%. For the year ended December 31, 2006, one client, Novartis Pharmaceuticals, Inc., which encompassed 14 projects, accounted for 10.9% or more of our service revenues.
12. Income Taxes
          The income tax provision from continuing operations consist of the following:

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31,
(in thousands)	2008	2007	2006
Current:
Federal	$2,027	$546	$121
State and local	136	504	207
Foreign	167	164	211

	$2,330	$1,214	$539

Deferred:
Federal	730	458	269
State and local	42	(172)	(129)
Foreign	—	—	(64)

	772	286	76

Income tax provision from continuing operations	$3,102	$1,500	$615

          The Company’s reconciliation of the expected federal provision rate to the effective income tax rate from continuing operations is as follows:

	For the year ended December 31,
	2008	2007	2006
Tax provision at statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	2.8%	5.7%	4.4%
Permanent differences	0.4%	0.6%	1.6%
Foreign rate difference	(0.5)%	(1.0)%	(1.1)%
Other	(1.9)%	(0.2)%	(1.6)%

Effective income tax rate from continuing operations	34.8%	39.1%	37.3%

          The Company’s domestic and foreign income before income tax from continuing operations is as follows:

	For the year ended December 31,
(in thousands)	2008	2007	2006
Domestic income before income tax	$8,290	$4,891	$2,743
Foreign income before income tax	612	600	431

Total income before income tax from continuing operations	$8,902	$5,491	$3,174

          The components of net deferred tax assets consist of the following:

	For the year ended December 31,
(in thousands)	2008	2007
Deferred tax assets:
Accrued expenses	$47	$33
Allowance for doubtful accounts	4	12
Deferred revenue	3,212	2,996
Net operating loss carryforwards	580	375

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31,
(in thousands)	2008	2007
Restricted stock	183	130
Stock options	254	130
Amortization of acquisition costs	—	17
Impairment of assets	723	—

Total deferred tax assets	5,003	3,693

Deferred tax liabilities:
Excess of tax over book depreciation	(1,653)	(676)
Amortization of acquisition costs	(479)	—
Prepaid expenses	(340)	(370)

Total deferred tax liabilities	(2,472)	(1,046)

Valuation allowance	(374)	(408)

Net deferred tax assets	$2,157	$2,239

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
          The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards of $1.3 million as of December 31, 2008 and $1.1 million as of December 31, 2007. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, the Company has estimated that $1.1 million of the current federal net operating loss will likely expire unused, in the years 2009 through 2022, due to Internal Revenue Code Section 382 limitations. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
          The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
          The tax benefit of the stock option deductions have been recorded to additional paid-in capital in the amount of $290,000 and $643,000 for the year ended December 31, 2008 and 2007, respectively.
          The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.6 million of undistributed earnings from its non-U.S. operations as of December 31, 2008 because such earnings are intended to be reinvested indefinitely outside of the United States.
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
13. Derivatives
          We have not entered into any derivatives or other hedging instruments during the twelve months ended December 31, 2008. As of December 31, 2008, there are no outstanding derivative positions. For instruments that are associated with the hedge of cash flows, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value or cash flows of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.
          In accordance with our current foreign exchange rate risk management policy, since inception, we have purchased twenty monthly Euro call options. Nineteen monthly call options are in the amount of 250,000 Euros each and one call option is for 200,000 Euros for anticipated additional costs in May, 2006. The first expiration was on July 27, 2005 and the last expiration was in March 2007 with a strike price ranging from $1.26 to $1.27. These options were to hedge against the exposure to variability in our cash flows due to the Euro denominated costs for our Netherlands subsidiary. We paid a total premium of $132,000 for the options and at December 31, 2006 had recorded an Accumulated Other Comprehensive Gain of $17,000 in the stockholders’ equity section of the Balance Sheet due to changes in the value of this derivative.
          During the twelve months ended December 31, 2007, we exercised two options. A gain of $10,000 was recognized in the Consolidated Statement of Operations during fiscal 2007.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
          Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of the derivative, we will record a gain or loss from the derivative that is deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Operations based on the nature of the underlying cash flow hedged.
14. Foreign Operations
          Foreign customers accounted for 28% and 43% of service revenues for the year ended December 31, 2008 and 2007, respectively.
          The Company maintains offices in Newtown and King of Prussia, Pennsylvania, Leiden, the Netherlands and Lyon, France. Net fixed assets located in Newtown, Pennsylvania were $4.4 million and $6.3 million at December 31, 2008 and 2007, respectively. Net fixed assets located in King of Prussia, Pennsylvania were $1.1 million and $0 at December 31, 2008 and 2007, respectively. Net fixed assets located in Leiden, the Netherlands, were $1.3 million and $1.3 million at December 31, 2008 and 2007, respectively. Net fixed assets located in Lyon, France were $722,000 and $365,000 at December 31, 2008 and 2007, respectively.
15. Related Party Transactions
          At December 31, 2008, Covance, Inc. owned 16% of the Company’s outstanding Common Shares. The Company and Covance, Inc. have entered into various services agreements, for Covance’s clients that sponsor clinical trials, in the ordinary course of business. The Company’s service revenues from Covance, Inc. include $1.7 million, $1.2 million and $821,000 for the year ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the amounts due from Covance, Inc. were $122,000 and $3,000, respectively as reported in accounts receivable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2008, the end of the period covered by this report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
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
     Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on its evaluation, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
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
Changes in internal control over financial reporting There was no change in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
          None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          On March 3, 2009, our Board of Directors elected Peter Benton, a current employee of the Company, as the new Executive Vice President, President eClinical, an executive officer of the Company. The Board of Directors also changed the title of Ted I. Kaminer from Senior Vice President and Chief Financial Officer to Executive Vice President of Finance and Administration and Chief Financial Officer, and David A. Pitler from Senior Vice President, Operations to Executive Vice President, President Bio-Imaging Services. Colin G. Miller, Senior Vice President, Medical Affairs will no longer be an executive officer of the Company.
          The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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
Item 11. Executive Compensation.
          On March 4, 2009, our Board of Directors approved the employment agreement to be entered into with Mark Weinstein, President and Chief Executive Officer of the Company. This agreement is for a three year term, beginning as of March 1, 2009 and ending on February 28, 2012. The terms and conditions of the employment agreement are: (i) an annual base salary of $370,000 in addition to certain benefits and perquisites; (ii) cash bonuses in amounts that are to be determined by the Compensation Committee of the Board of Directors in accordance with the Company’s management incentive policy; (iii) the grant of a restricted stock award covering 40,000 shares of our common stock to vest over a three-year period, and thereafter, equity incentive compensation awards from the Company’s incentive compensation plans on a basis commensurate with his position and responsibility is the sole discretion of the Compensation Committee; (iv) a car allowance not to exceed $750.00 per month; and (v) continuation of annual salary payments for a period of 180 days after the termination date in the event that Mr. Weinstein is terminated from employment with the Company for reasons other than cause, death or disability.
          The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
          The discussion under the headings “Certain Relationships and Related Transactions” and “Election of Directors” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
Item 14. Principal Accounting Fees and Services.
          The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of March, 2009.

BIO-IMAGING TECHNOLOGIES, INC.
By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive
Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Weinstein Mark L. Weinstein	President and Chief Executive Officer and Director (principal executive officer)	March 5, 2009

/s/ Ted I. Kaminer Ted I. Kaminer	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	March 5, 2009

/s/ Jeffrey H. Berg, Ph.D. Jeffrey H. Berg, Ph.D.	Director	March 5, 2009

/s/ Richard F. Cimino Richard F. Cimino	Director	March 5, 2009

/s/ E. Martin Davidoff, CPA, Esq. E. Martin Davidoff, CPA, Esq.	Director	March 5, 2009

/s/ David E. Nowicki, D.M.D. David E. Nowicki, D.M.D.	Chairman of the Board and Director	March 5, 2009

/s/ Adeoye Y. Olukotun Adeoye Y. Olukotun, M.D., M.P.H.,	Director	March 5, 2009
F.A.C.C., FAHA

/s/ David Stack David Stack	Director	March 5, 2009

/s/ James A. Taylor, Ph.D. James A. Taylor, Ph.D.	Director	March 5, 2009

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated October 25, 2001, by and between Bio-Imaging Technologies, Inc. and Quintiles, Inc. Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated October 25, 2001.

2.2	Agreement and Plan of Merger, dated March 24, 2008, by and among Bio-Imaging Technologies, Inc., Bio-Imaging Acquisition Corporation and Phoenix Data Systems, Inc. and James G. Fitzgerald, as Stockholders’ Representative. Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K/A, dated March 24, 2008.

2.3†	Asset Purchase Agreement, dated January 6, 2009, by and between Bio-Imaging Technologies, Inc. and MBI Benefits, Inc.**

3.1	Restated Certificate of Incorporation of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992. Amendments incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended September 30, 1993 and to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995.

3.2	Amended and Restated By-Laws of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.

4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.

4.2	Registration Agreement, dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Corning Pharmaceuticals Services Inc., now Covance Inc. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, dated October 13, 1994.

4.3	Registration Rights Agreement, dated as of October 25, 2001, by and between Bio-Imaging Technologies, Inc. and Quintiles, Inc. Incorporated by reference to Exhibit 2 of our Current Report on Form 8-K/A, dated October 25, 2001.

10.1*	2002 Stock Incentive Plan, adopted by the stockholders of Bio-Imaging Technologies, Inc. on February 27, 2002, as amended and restated on April 14, 2005. Incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8, dated December 21, 2006.

10.2*	401(k) Plan. Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.

10.3	Form of Employee’s Invention Assignment, Confidential Information and Non-Competition Agreement. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.4	Stock Purchase Agreement, dated October 13, 1994, by and between Bio-Imaging Technologies, Inc. and Covance Inc. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 13, 1994.

10.5*	Invention Assignment and Confidential Information Agreement, dated January 20, 2000, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.

Exhibit
No.	Description of Exhibit
10.6†*	Employment Agreement, dated March 4, 2009, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein.

10.7†	Agreement of Lease by and between 826 Newtown Associates, L.P. and Bio-Imaging Technologies, Inc., dated December 1, 2008, such lease superseding and rendering null and void all previous leases related to the Premises at 826 and 828 Newtown-Yardley Road, Newtown, Pennsylvania.

10.8	Office Space Lease, dated September 22, 1999, by and between Yardley Road Associates, L.P. and Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

10.9	Office Space Lease, dated September 11, 2000, by and between Angelo Investment Company and Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

10.10*	Employment Agreement, dated February 6, 2003, by and between Bio-Imaging Technologies, Inc. and Ted I. Kaminer. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003.

10.11	Securities Purchase Agreement, dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 15, 2003.

10.12	Registration Rights Agreement, dated September 15, 2003, by and between Bio-Imaging Technologies, Inc. and certain institutional investors. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, dated September 15, 2003.

10.13*	Form of Amended Executive Retention Agreement by and between Bio-Imaging Technologies, Inc. and certain executive officers. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.14	Asset Purchase Agreement, dated November 20, 2003, by and between Bio-Imaging Technologies, Inc. and CapMed, Inc. Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.15	Stock Purchase Agreement, dated December 10, 2004, by and between Bio-Imaging Technologies, Inc. and Heart Core B.V. Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.16	Fourth Modification of Office Space Lease by and between 826 Newtown Associates, LP and Bio-Imaging Technologies, Inc., dated September 29, 2004. Incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.17	Stock Purchase Agreement, dated February 6, 2007, by and between Bio-Imaging Technologies, Inc. and Theralys, S.A. Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.18	Development and Supply Agreement, dated June 20, 2005 by and between CapMed, a division of Bio-Imaging Technologies, Inc. and Medic Alert Foundation United States, Inc. (Portions of this exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on August 15, 2005). Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

21	List of Subsidiaries of Registrant. Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description of Exhibit
31.2†	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2†	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.

**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Included herewith.