Form 10-K/A
period 2008-12-31
BIO IMAGING TECHNOLOGIES INC
filed 2009-04-30
CIK 822418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☑
     Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
     Indicate by check mark if the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☐ No: ☐
     Indicate by check mark if the registrant if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of April 30, 2009:

Class	Number of Shares

Common Stock, $.00025 par value	14,357,253

EXPLANATORY NOTE
     Bio-Imaging Technologies, Inc. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 5, 2009. The purpose of this Form 10-K/A, Amendment No. 1, is to include information required in Part III (Items 10, 11, 12, 13 and 14), that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
     Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
          Our directors, their age, positions, the dates of their initial election or appointment as directors, and the expiration of their terms are as follows:

		Served as a
Name	Age	Director Since	Position with the Company
Mark L. Weinstein	56	1998	President, Chief Executive Officer and Director
Jeffrey H. Berg, Ph.D.	65	1994	Director
Richard F. Cimino	49	2005	Director
E. Martin Davidoff, CPA, Esq	57	2004	Director
David E. Nowicki, D.M.D.	57	1998	Chairman of the Board and Director
Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA	64	2008	Director
David M. Stack	57	2000	Director
James A. Taylor, Ph.D.	69	1994	Director
          All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Information with respect to the business experience and affiliation of our directors is set forth below:
          Mr. Weinstein has been a director of Bio-Imaging since March 1998 and has served as the President and Chief Executive Officer of Bio-Imaging since February 1998. Mr. Weinstein also served as the Chief Financial Officer of Bio-Imaging from January 31, 2000 to February 18, 2003. Mr. Weinstein joined Bio-Imaging in June 1997 as Senior Vice President, Sales and Marketing and was appointed Interim Chief Executive Officer in December 1997. Prior to joining Bio-Imaging, from September 1996 to May 1997, he was the Chief Operating Officer of Internet Tradeline, Inc., an internet-based electronic solutions provider. From July 1991 to August 1996, Mr. Weinstein worked for Medical Economics Company, an international health care information company and wholly-owned division of The Thomson Corporation. He held several senior management positions at Medical Economics Company with his last position being President and Chief Operating Officer of the International Group. Mr. Weinstein received his MBA from College of William and Mary and his Bachelor’s degree in Economics from University of Virginia.
          Dr. Berg has been a director of Bio-Imaging since January 1994, and is currently the

President of Health Care Insights, a healthcare research and consulting firm. Dr. Berg has been President of Health Care Insights since March 1991. From February 2004 until April 2005, he was the Director of Medical Technology for Crystal Research Associates. He was an analyst for HCFP/Brenner Securities from May 2002 to January 2004. From September 1995 to May 2002, Dr. Berg was a senior research analyst for MH Meyerson, a brokerage firm. While President of Health Care Insights, from January 1994 to June 1995, Dr. Berg also served as a financial analyst for GKN Securities Corp., an investment banking firm which served as the underwriter in the Company’s June 1992 public offering, and was a financial analyst from March 1992 until December 1992 for The Chicago Corporation, a brokerage firm. For the past 15 years, Dr. Berg has been a Contributing Editor to the Biomedical Business & Technology newsletter, published by AHC Media. Dr. Berg received graduate degrees from New York University Graduate School of Arts and Science and Graduate School of Business Administration and received his Ph.D. in organic chemistry and BS from Yeshiva College.
          Mr. Cimino has been a director of Bio-Imaging since February 2005. Mr. Cimino joined Covance, Inc. in December 2003. He is President, Clinical Development Services and Corporate Senior Vice President of Covance and is responsible for the global Phase I-III Development and IVRS businesses. Mr. Cimino is a member of the Global Leadership Council, Operational Excellence Council and reports to the Chief Operating Officer. Prior to joining Covance, Mr. Cimino was General Manager, Americas Health Imaging and Corporate Vice President of the Eastman Kodak Company from January 2001 to July 2003. Prior to that time, he held senior management positions in multiple lines of business over a 20-year career at Kodak. These included General Manager for the Health Group’s Americas business. In addition, he was the Chief Marketing Officer for the Health Group responsible for global marketing communications, investor relations, and strategy and business development. Mr. Cimino also managed Kodak’s Digital Health Imaging business. Mr. Cimino holds a Bachelor’s degree in Biology from the State University of New York at Geneseo.
          Mr. Davidoff has been a director of Bio-Imaging since May 2004 and has operated his own tax practice, as both a certified public accountant and tax attorney, since 1981. He currently serves as President and as the national Chair of the Internal Revenue Service Tax Liaison Committee for the American Association of Attorney-Certified Public Accountants. As a member of the AICPA’s Tax Division, he has served on the Tax Legislative Liaison Committee. He completed two years on the Executive Committee of the New Jersey Society of Certified Public Accountants (“NJSCPA”), having served as the organization’s Secretary and as Vice President for Taxation and Legislation. Mr. Davidoff has also served as President of the Middlesex/Somerset chapter of the NJSCPA and as the chairman of the NJSCPA Federal Taxation and Membership Committees. Mr. Davidoff is a member of the tax section of the New Jersey Bar Association. In 1995, Mr. Davidoff was appointed by then Governor Christine Todd Whitman to the White House Conference on Small Business. Among the honors he has received are the 1998/1999 New Jersey Society of CPAs Distinguished Service Award for his dedicated service and commitment to the Society; the SBA 1997 Accountant Advocate of the Year for New Jersey and Region II (New York, New Jersey, Virgin Islands, and Puerto Rico); and the 1998 Nicholas Maul Leadership Award from the Middlesex County Regional Chamber of Commerce. Selected as one of the 2004, 2005, 2006, 2007 and 2008 Top 100 Most Influential People in Accounting by Accounting Today in their September 20-October 10, 2004, September 26-October 10, 2005, September 18-October 1, 2006, September 24-October 7, 2007 and September 22-October 5, 2008 editions. Accounting Today noted that “Davidoff’s views on issues affecting tax practice are heard at the highest levels of government.” CPA Magazine has also chosen Mr. Davidoff as one of the Top 50 IRS Practitioners of 2008. Mr. Davidoff received his undergraduate degree from Massachusetts Institute of Technology, an MBA from Boston University Graduate School of Management, and a JD from the Washington University School of

Law.
          Dr. Nowicki has been a director of Bio-Imaging since July 1998 and was appointed Chairman of the Board of Directors of Bio-Imaging in October 1999. Dr. Nowicki has had a private practice in periodontics and dental implants since September 1981. Dr. Nowicki received his DMD from the University of Medicine and Dentistry of New Jersey in 1976. He completed his postdoctoral training in Periodontology in 1978 and subsequently served on the postgraduate faculty of the University of Medicine and Dentistry of New Jersey as an associate clinical professor. He has lectured nationally about periodontology, computer imaging for implant surgery, and systems thinking in health care.
          Dr. Adeoye Olukotun has been a director of Bio-Imaging since August 2008. Since January 2006, Dr. Olukotun is the Chief Executive Officer of CardioVax Inc., a biotechnology company focused on developing innovative cardiovascular therapies. Since September 2004, he is also a co-founder of VIA Pharmaceuticals and served as the Chief Medical Officer since the company’s formation. He is a Board Certified Cardiologist and has more than twenty-five years of experience in clinical research and drug development in the pharmaceutical industry. Dr. Olukotun has been instrumental in the submission of more than fourteen New Drug Applications, Premarket Authorization Applications, and 510k Applications. Dr. Olukotun also played leading roles in the SAVE study involving captopril (Capoten®) and the WOSCOPS, LIPID and CARE studies of pravastatin (Pravachol®). He has published more than fifty articles in peer-reviewed scientific journals. Before CardioVax and VIA, Dr. Olukotun founded CR Strategies, LLC, a clinical research and development consulting firm in Princeton, NJ, and served as its Chief Executive Officer from 2000 to 2003. He also was Chief Medical Officer of Esperion Therapeutics, Inc., a cardiovascular drug development company, until its acquisition by Pfizer in 2004. From 1996 to 2000, Dr. Olukotun was Vice President of Medical and Regulatory Affairs and Chief Medical Officer of Mallinckrodt, Inc. Prior to joining Mallinckrodt, Dr. Olukotun spent fourteen years at Bristol-Myers Squibb Company, where he served as Vice President of two divisions focused on cardiovascular research, and was involved in the clinical development of several cardiovascular and lipid-regulating agents. Dr. Olukotun received his MD degree from Albert Einstein College of Medicine, New York and obtained a MPH degree from Harvard University School of Public Health, Boston. He is a Fellow of the American College of Cardiology as well as the American Heart Association. He is a member of the Boards of Directors of the publicly traded biotechnology companies, Icagen, Inc. of Durham, North Carolina and SemBioSys Genetics, Inc. of Calgary, Alberta, Canada and privately held Milestone Pharmaceuticals Inc. of Montreal, Canada.
          Mr. Stack has been a director of Bio-Imaging since January 2000. Mr. Stack was appointed President, Chief Executive Officer of Pacira Pharmaceuticals, Inc. in November 2007 and is Managing Director of MPM Capital, the largest health venture capital firm dedicated to healthcare investment, since May 2005, and is also the Managing Partner of Stack Pharmaceuticals, Inc., a commercialization, marketing and strategy firm serving emerging healthcare companies. Mr. Stack has been with Stack Pharmaceuticals since September 2004. From September 2001 until August 2004, he was President, Chief Executive Officer and Director for The Medicines Company (NASDAQ: MDCO). Prior to The Medicines Company, he was also the President of Stack Pharmaceuticals, Inc., where MDCO was one of the primary customers. From May 1995 to December 1999, Mr. Stack served as the President and General Manager of Innovex Inc., responsible for the Americas. Innovex Inc. was a commercial solutions company offering a full range of marketing, sales and clinical research capabilities to pharmaceutical and biotechnology customers. From April 1993 to May 1995, Mr. Stack was the Vice President of Business Development and Marketing for Immunomedics, Inc., a biopharmaceutical focusing on monoclonal antibodies in infectious disease and oncology. From

May 1992 to March 1993, Mr. Stack had been the Director of Business Development and Planning for Infectious Disease, Oncology and Virology of Roche Laboratories where he was the Therapeutic World Leader for Infectious Disease. Prior to that, he held various positions with Roche Laboratories for approximately 11 years, and was a retail and hospital pharmacist for three years after graduating from Albany College of Pharmacy.
          Dr. Taylor has been a director of Bio-Imaging since October 1994, has been a partner at Merchant-Taylor International, Inc., a bio-pharmaceutical consulting firm, since May 1995 and has been President of Taylor Associates, a regulatory and product development consulting firm since October 1992. From 1987 to 1992, Dr. Taylor was Vice President and Chief Regulatory Officer of ImmunoGen Inc., a pharmaceutical company. From 1983 to 1987, he was Vice President, Regulatory Affairs of Carter-Wallace, Inc. Prior to that, Dr. Taylor was employed in various capacities by ICI Pharmaceuticals for four years and Pfizer Central Research for 12 years. Dr. Taylor holds Ph.D. and Master’s degrees in Biochemistry from Purdue University and a Bachelor’s degree in Chemistry from Providence College.
          On March 3, 2009, our Board of Directors elected Peter Benton, a current employee of the Company, as the new Executive Vice President, President eClinical, an executive officer of the Company. The Board of Directors also changed the title of Ted I. Kaminer from Senior Vice President and Chief Financial Officer to Executive Vice President of Finance and Administration and Chief Financial Officer and David A. Pitler from Senior Vice President, Operations to Executive Vice President, President Bio-Imaging Services. Colin G. Miller, Senior Vice President, Medical Affairs will no longer be an executive officer of the Company.
          Our executive officers, their age, positions, the dates of their initial election or appointment as executive officers, are as follows:

		Capacities in	In Current
Name	Age	Which Served	Position Since
Mark L. Weinstein(1)	56	President and Chief Executive Officer	February 1998
Ted I. Kaminer(2)	50	Executive Vice President of Finance & Administration and Chief Financial Officer	February 2003
David A. Pitler(3)	54	Executive Vice President, President Bioimaging Services Division	December 2003
Peter S. Benton(4)	44	Executive Vice President, President eClinical Division	March 2009
Colin G. Miller, Ph.D.(5)	48	Senior Vice President, Medical Affairs	December 2003

(1)	Mr. Weinstein assumed the responsibilities of Chief Financial Officer of Bio-Imaging from January 31, 2001 to February 18, 2003, in addition to serving as our President and Chief Executive Officer.

(2)	Mr. Kaminer joined Bio-Imaging in February 2003 as our Senior Vice President and Chief Financial Officer. In March, 2009, Mr. Kaminer was appointed Executive Vice President of Finance and Administration and Chief Financial Officer. Prior to joining Bio-Imaging, from May 2002 to February 2003, Mr. Kaminer served as Chief Financial Officer and Vice President of ION Networks Inc., and from October 2000 to April 2002, Mr. Kaminer was an independent consultant. From March 1998 to September 2000, Mr. Kaminer served as Senior Vice President of Finance and Chief Financial Officer of CMPExpress. Previously, he spent twelve years with various investment banking firms in the corporate finance area. Mr. Kaminer received his BS from Cornell University and an MBA in finance from The Wharton School, University of Pennsylvania.

(3)	Mr. Pitler joined Bio-Imaging in March 2000 as our Vice President of Operations. In March 2009, Mr. Pitler was appointed Executive Vice President, President Bioimaging Services Division. In December 2003, Mr. Pitler was appointed Senior Vice President of Operations. In November 2000, Mr. Pitler was appointed an executive officer of Bio-Imaging. Mr. Pitler spent four years, from April 1996 until February 2000, at Medical Economics Company, an international health care information company and wholly-owned division of The Thomson Corporation, as Vice President of Production and formerly as Vice President of Integration. From 1981 to 1996, Mr. Pitler held various positions with information processing companies. Mr. Pitler received his Bachelor’s degree from Colgate University.

(4)	Mr. Benton joined Bio-Imaging in September 2008 as President, Phoenix Data Systems Division. In March 2009, Mr. Benton was appointed an executive officer of Bio-Imaging and his title was changed to Executive Vice President, President eClinical Division. Mr. Benton was Chief Operating Officer at etrials Worldwide, Inc. from July 2007 until April 2008. Mr. Benton was also Managing Director of Wharton Venture Partners from April 2004 until July 2008. Previously, Mr. Benton held the position of Vice President, Central Planning at Johnson & Johnson Pharmaceutical Research & Development LLC from September 2001 until March 2004. Mr. Benton’s experience also includes general management experience at TRW, Inc.’s automotive sector and General Electric, where he started his career in the manufacturing management program. Mr. Benton holds a BS in Mechanical Engineering from Northeastern University and an MBA from The Wharton School, University of Pennsylvania.

(5)	Dr. Miller joined Bio-Imaging in May 1999 as our Vice President of Business Development when we acquired Bona Fide Ltd. As of March 2009, Dr. Miller was no longer an executive officer of Bio-Imaging. In February 2006, Dr. Miller was appointed Senior Vice President of Medical Affairs. From December 2003 to February 2006, Dr. Miller was Senior Vice President of Business Development. In November 2000, Dr. Miller was appointed an executive officer of Bio-Imaging. Dr. Miller was the Director of Clinical Services at Bona Fide Ltd. from February 1994 until May 1999. Prior to his position at Bona Fide Ltd., Dr. Miller spent 10 years with various pharmaceutical companies and medical facilities in the clinical research area. Dr. Miller received his Bachelor’s degree from University of Sheffield and his Ph.D. from University of Hull.
          None of our directors is related to any other director or to any of our executive officers, and none of our executive officers serves as a member of the board or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board or compensation committee.
Audit Committee
          Audit Committee. The primary responsibilities of the Audit Committee, as more fully set forth in the Audit Committee Charter adopted on September 1, 2000, as amended and restated on February 5, 2003 and March 26, 2004 and as previously provided and posted on our website at www.bioimaging.com include:
•	appointing, approving the compensation of, and assessing the independence of, our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from our independent registered public accounting firm;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal audit function;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our internal auditing staff, independent registered public accounting firm and management; and

•	preparing the audit committee report required by SEC rules, which is included on page 10 of this proxy statement.
          During fiscal 2008, the Audit Committee had been, and is currently, comprised of David E. Nowicki, D.M.D., Chairman of the Audit Committee, E. Martin Davidoff, CPA, Esq. and David M. Stack. The Audit Committee held four (4) meetings in fiscal 2008.
          Each Audit Committee member is an independent member of the Board of Directors as defined under NASDAQ rules, including the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As an independent director of our Board of Directors, each Audit Committee member is not an officer or employee of Bio-Imaging or its subsidiaries or does not have a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.
          Our Board of Directors has determined that Mr. Stack and Mr. Davidoff, current directors and members of the Audit Committee, are each an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.
Section 16(a) Beneficial Ownership Reporting Compliance
          Our directors, our executive officers and any persons who beneficially own more than 10% of our outstanding common stock are subject to the requirements of Section 16(a) of the Exchange Act, which requires them to file reports with the Securities and Exchange Commission with respect to their ownership and changes in their ownership of the Company’s common stock.

Based upon (i) the copies of Section 16(a) reports that we received from such persons for their transactions in 2008 in the common stock and their common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2008, we believe that all reporting requirements under Section 16(a) for such year were met in a timely manner by our directors, executive officers and beneficial owners of greater than 10% of our common stock.
Code of Business Conduct and Ethics
          We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions. Our Code of Business Conduct and Ethics contains written standards designed to deter wrongdoing and to promote:
•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and

•	accountability for adherence to our Code of Ethics.
          Each of our employees, officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics. A copy of our Code of Business Conduct and Ethics may be obtained from our website at www.bioimaging.com.
Item 11. Executive Compensation.
COMPENSATION OF DIRECTORS
The following table sets forth certain information regarding the compensation of each non-employee member of the Board of Directors for the 2008 fiscal year. Executive officers who serve on the Board of Directors do not receive any additional compensation for such service.

						Change in
					Non-	Pension Value
					Equity	and
			Restricted		Incentive	Nonqualified
		Fees	Stock	Option	Plan	Deferred	All Other
		Earned	Units/Stock	Awards	Compen-	Compensation	Compen-	Total
Name	Year	in Cash	Awards ($)	($)	sation ($)	Earnings	sation ($)	($)
(a)		(b)	(c)	(d)
Jeffrey H. Berg, Ph.D.	2008	$35,000	$54,375	—	—	—	—	$89,375
E. Martin Davidoff	2008	$35,000	$54,375	—	—	—	—	$89,375
David E. Nowicki, D.M.D.	2008	$70,000	$54,375	—	—	—	—	$124,375
Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA	2008	$12,425	$76,100	—	—	—	—	$88,525
David M. Stack	2008	$35,000	$54,375	—	—	—	—	$89,375
James A. Taylor, Ph.D.	2008	$44,000	$54,375	—	—	—	—	$98,375

(a)	Mr. Cimino, as a representative of Covance, Inc., declined and was not paid any compensation for 2008.

(b)	This column represents the fees earned for service on the Board of Directors and Board and committee during the 2008 fiscal year

(c)	This column reflects the compensation cost recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 123 revised (“SFAS 123(R)”), with respect to the outstanding restricted stock unit awards made to non-employee directors for service on the Board of Directors, whether those awards were made in 2008 or any earlier fiscal year. The reported amounts are based on the grant date fair value of each of those awards and have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of the SFAS 123(R) cost are included in Note 8 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2009. The grant date fair value of each restricted stock unit awarded in 2008 was $7.25, except for Dr. Olukotun who was awarded 10,000 restricted stock units upon election to the Board of Directors on August 25, 2008 at a grant date fair value of $7.61, the fair market value of the Company’s common stock on the award date. For further information concerning such equity awards, see the section below entitled “Equity Compensation.”

(d)	This column reflects the compensation cost recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 123 revised (“SFAS123(R)”), with respect to the outstanding stock option awards made to non-employee directors for service on the Board of Directors, whether those awards were made in 2008 or any earlier fiscal year. The reported amounts are based on the grant date fair value of each of those options and have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of the SFAS 123(R) cost are included in Note 8 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2009.

(e)	The aggregate number of restricted stock units and stock option awards outstanding at December 31, 2008 were:

	Aggregate Number of
	Shares Subject to	Aggregate Number of Shares
	Restricted Stock Unit	Subject to Stock Option
	Awards Outstanding on	Awards Outstanding on
Name	December 31, 2008	December 31, 2008
Jeffrey H. Berg, Ph.D.	12,500	92,059
E. Martin Davidoff	12,500	27,000
David E. Nowicki, D.M.D.	12,500	46,250
Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA	10,000	0
David M. Stack	12,500	71,250
James A. Taylor, Ph.D.	12,500	58,885
          The compensation program for non-employee directors is designed to fairly pay directors for work required for a company of Bio-Imaging’s size and scope and to align directors’ interests with the long-term interests of shareowners. The Compensation Committee retained J. Richard & Co., a nationally recognized independent compensation consulting firm, to review and propose a reasonable, competitive and appropriate total compensation program for our directors.
          Cash Compensation. The cash compensation structure for non-employee directors, except for Mr. Cimino, for fiscal 2008 and for fiscal 2009 is as follows:

	2008	2009
Board Retainer	$25,000	$25,000
Chairman, Board of Directors	$25,000	$25,000
Chairman, Audit Committee	$15,000	$15,000
Member, Audit Committee	$10,000	$10,000
Chairman, Compensation Committee	$15,000	$15,000
Member, Compensation Committee	$10,000	$10,000
Chairman, Nominating & Corporate Governance Committee	$5,000	$5,000
Member, Nominating & Corporate Governance Committee	$4,000	$4,000
          Equity Compensation. Each non-employee director, except for Mr. Cimino and Dr. Olukotun, was granted restricted stock units on May 14, 2008 covering 7,500 shares. For fiscal 2009, each non-employee director, except for Mr. Cimino, will be granted restricted stock units covering 7,500 shares. Each restricted stock unit which vests will entitle the director to one share of common stock upon his or her cessation of Board service. The restricted stock units will vest as to one-twelfth (1/12) of the covered shares upon completion of each successive month of Board service over the twelve-month period measured from the grant date. The restricted stock units are subject to a pro-rata reduction if a director attends, with respect to the applicable year, less than seventy-five percent (75%) of all Board of Directors meetings and all meetings of any Committee on which he or she serves.

          Dr. Olukotun was granted 10,000 restricted stock units on August 25, 2008 upon election to the Board of Directors. These restricted stock units will vest as to one-ninth (1/9) immediately upon election to the Board of Director’s and the remaining eight-ninth’s (8/9) will vest in equal installments upon completion of each successive month of service on the Board of Director’s for the period ending on May 20, 2009. Each restricted stock unit which vests will entitle Dr. Olukotun to one share of common stock upon his cessation of Board service.
          Furthermore, all directors were and currently are reimbursed for their expenses for each Board meeting and each Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meeting attended.
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis discusses the principles underlying the Company’s compensation policies and decisions and the principal elements of compensation paid to its executive officers during the 2008 fiscal year. The Company’s Chief Executive Officer, the CEO, the Chief Financial Officer, the CFO, and the other executive officers included in the Summary Compensation Table below will be referred to as the named executive officers for purposes of this discussion. The named executive officers are the only executive officers of the Company.
On March 3, 2009, our Board of Directors elected Peter S. Benton, a current employee of the Company, as the new Executive Vice President, President eClinical, an executive officer of the Company. The Board of Directors also changed the title of Ted I. Kaminer from Senior Vice President and Chief Financial Officer to Executive Vice President of Finance and Administration and Chief Financial Officer and David A. Pitler from Senior Vice President, Operations to Executive Vice President, President Bioimaging Services. Colin G. Miller, Senior Vice President, Medical Affairs will no longer be an executive officer of the Company.
Compensation Objectives and Philosophy
The Compensation Committee, of the Company’s Board of Directors, hereinafter referred to as the Committee, is responsible for reviewing and approving the compensation payable to the Company’s named executive officers. As part of such process, the Committee seeks to accomplish the following objectives with respect to the Company’s executive compensation programs:
•	Motivate, recruit and retain executives capable of meeting the Company’s strategic objectives;

•	Provide incentives to ensure superior executive performance and successful financial results for the Company; and

•	Align the interests of executives with the long-term interests of stockholder.
The Committee seeks to achieve these objectives by:
•	Establishing a compensation structure that is both market competitive and internally fair;

•	Linking a substantial portion of compensation to the Company’s achievement of financial objectives and the individual’s contribution to the attainment of those objectives;

•	Providing risk for underachievement and upward leverage for overachievement of goals; and

•	Providing long-term, equity-based incentives and encouraging direct share ownership by executives.
Setting Executive Compensation
In 2008, the Committee engaged J. Richard & Co., hereinafter referred to as J. Richard, a nationally recognized independent compensation consulting firm, to provide competitive compensation data and general advice on the Company’s compensation programs and policies for named executive officers. During 2008, J. Richard performed a market analysis of the compensation paid by comparable peer group companies. J. Richard provided the Committee with recommended compensation ranges for the named executive officers based on the competitive data. In addition, the CEO provided the Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Committee with respect to the compensation packages for those named executive officers, other than himself, for the 2008 fiscal year.
It is the Committee’s objective to target the total direct compensation (salary, bonus potential and equity awards) of each named executive officer at a level between the 50th and 75th percentiles for comparable positions at the competitive peer group companies. However, in determining the total direct compensation of each named executive officer, the Committee also considers a number of other factors, including recent Company and individual performance, the CEO’s recommendations as to compensation levels for executive officers other than himself, the cost of living in the Philadelphia and surrounding area and internal pay equity. There is no pre-established policy for allocation of compensation between the cash and equity components or between short-term and long-term components. Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to the Company’s financial performance.
The peer group used for competitive comparisons in 2008 reflects companies with which the Company competes for talent and consisted of the following companies: ActivIdentity Corporation, Alliance Imaging, Inc., Amicas, Inc., Averion International Corporation, Encorium Group, Inc., eResearch Technology Inc., Intevac, Inc., Natus Medical Incorporated, PDI, Inc., Phase Forward, Inc., and QuadraMed Corporation.
Components of Compensation
For the 2008 fiscal year, the Company’s executive compensation program for the named executive officers was comprised primarily of the following three components:
•	Base salary;

•	Annual short-term cash incentive and;

•	Long-term equity incentive awards;
Base Salary
In General — It is the Committee’s objective to set a competitive rate of annual base salary for each named executive officer. The Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their named executive officers with a component of compensation that provides a level of security and stability from year to year and is not dependent to any material extent on the Company’s financial performance. In addition, Mr. Weinstein and Mr. Kaminer have an existing employment agreement with the Company, which set a minimum annual salary, subject to periodic upward adjustment at the discretion of the Committee. The Committee worked with J. Richard to establish salary bands based on peer review for the named executive officers for the 2008 fiscal year, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each named executive officer was then derived from those salary bands based on his or her responsibility, tenure and past performance and market comparability. For the 2008 fiscal year, this process, together with Committee’s recognition of the cost of living in the Philadelphia and surrounding area, resulted in the Committee’s setting the base salaries of the named executive officers at approximately the 25th percentile of the competitive base salary amounts paid by the peer group companies.
Fiscal Year 2009 — For the 2009 fiscal year, each named executive officer’s base salary was not increased. The table below shows annual 2008 and 2009 base salary rates for each named executive officer:

				% Increase
Name	Title	2008 Salary	2009 Salary	from 2008
Mark L. Weinstein	President & CEO	$370,000	$370,000	0%
Ted I. Kaminer	Executive VP Finance & Administration & CFO	$270,000	$270,000	0%
David A. Pitler	Executive VP, President Bioimaging Services Division	$230,000	$230,000	0%
Peter S. Benton	Executive VP, President eClinical Division	$260,000	$260,000	0%
Annual Short-Term Cash Incentives (Bonuses)
In General — As part of their compensation package, the Company’s named executive officers have the opportunity to earn annual cash bonus awards under the Company’s Management Incentive Program, MIP. MIP cash awards are designed to reward superior executive performance while reinforcing the Company’s short-term strategic operating goals. Each year, the Committee establishes a target award for each named executive officer based on a percentage of base salary. The annual bonus target for each executive officer is set at a percentage of base salary and is the same percentage for all executive officers, except for the CEO who has a higher percentage. It is the Committee’s intention to target annual incentive awards at the 50th percentile of similar bonus opportunities offered by the peer group companies.
Fiscal 2008 Bonus Awards— The target percentages set for the 2008 fiscal year were 100% of base salary for the CEO and 80% of base salary for the other named executive officers. The actual bonus amount awarded to each named executive officer for the 2008 fiscal year was determined by the Committee on the basis of its subjective review of both Company and individual performance. Company performance was evaluated in terms of service revenue and pre-tax income for the year. However, no specific percentage of the named executive officer’s annual bonus amounts for the 2008 fiscal year were in the nature of discretionary awards based on the Committee’s subjective assessment of Company performance and individual performance.
On the basis of that assessment, the Committee determined in February 2009 to make the bonus awards for the 2008 fiscal year to the CEO and the named executive officers as set forth in the table below. The primary consideration which the Committee took into account in making such determination was the fact that the Company met certain targets for its service revenue and pre-tax income for fiscal 2008.
The table below details fiscal 2008 annual bonus targets and actual payouts for each of the named executive officers.

		2008 Target	2008 Target	2008 Actual	2008 Actual
		Bonus	Bonus	Bonus	Bonus
Name	Title	($)	(% Salary)	($)	(% Salary)
Mark L. Weinstein	President & CEO	$370,000	100%	$280,100	76%
Ted I. Kaminer	Executive VP Finance & Administration & CFO	$216,000	80%	$166,800	62%
David A. Pitler	Executive VP, President Bioimaging Services Division	$184,000	80%	$142,100	62%
Colin G. Miller, Ph.D.	Senior VP, Medical Affairs	$164,000	80%	$102,500	50%
Fiscal 2009 Bonus Awards — For fiscal year 2009, awards under the MIP, if any, will be based on achievement of pre-established Company objectives and individual goals for each named executive officer and, for named executive officers other than the CEO, a subjective review of that individual’s performance. Corporate performance targets may include such measures as annual service revenue growth, pre-tax income, and other strategic financial metrics. Individual performance targets may include operational and financial metrics, delivery of specific programs, plans, and achievement of budgetary objectives identified and documented at the beginning of each fiscal year. It is the Committee’s intention to base a greater percentage of the annual award payout on corporate objectives as opposed to individual performance for higher level executives, with 100% of the CEO’s annual bonus tied to the attainment of corporate performance objectives.
For the 2009 fiscal year awards, the potential payout may range from 0 to 100% of 2009 salary. However, the Committee will have the discretion to increase the award for any named executive officer (other than the CEO) based on the CEO’s recommendation for exceptional performance. The Committee has also retained the discretion to reduce the dollar amount of the awards otherwise payable to the named executive officers. The dollar amount of the 2009 target annual bonus for each named executive officer, other than the CEO, is 90% of their base salary. The dollar amount of the 2009 target annual bonus for the CEO is 100% of his base salary.
Long-Term Incentive Equity Awards
In General — A portion of each named executive officer’s compensation is provided in the form of long-term incentive equity awards. It is the Committee’s belief that properly structured equity awards are an effective method of aligning the long-term interests of senior management with those of the Company’s stockholders.
The Committee establishes long-term incentive grant guidelines based on review of equity awards from comparable peer group companies. Actual issuance of the stock awards to the CEO are determined by the Committee based on his individual performance and the Company’s financial performance, usually measured in terms of the same financial metrics taken into account in determining the annual bonus award. The Committee can potentially award stock options and other equity awards to the named executive officers and other employees based on the recommendation of the CEO. Actual grants for such individuals are based on individual performance, competitive total compensation amounts, internal equity pay considerations, the potential impact on stockholder dilution and FAS 123R compensation expense. The Committee follows a grant practice of tying equity awards to its annual year-end review of individual performance and its assessment of Company performance. Accordingly, it is expected that any equity awards to the named executive officers will be made on an annual basis following the press release of the Company’s year end financials.
Fiscal Year 2008 Awards — On February 27, 2008, the Committee awarded the CEO a stock bonus of 27,500 shares of common stock (of which, 11,165 shares were withheld to cover the withholding taxes applicable to the issuance of the shares). The stock award was based on the CEO’s performance for fiscal year 2007. In addition, the other named executive officers, except for Peter S. Benton who became a named executive officer on March 3, 2009, each received a stock option grant for 20,000 shares of common stock on February 27, 2008. Each option grant will vest as to 20% of the option shares upon completion of one year of service measured from the grant date and the remainder will vest in successive equal monthly increments over the next four years of continued service thereafter. The exercise price for these stock options was the Company’s fair market value on date of grant.
Fiscal Year 2009 Awards — On February 26, 2009, the Committee awarded the CEO a stock bonus of 25,000 shares of common stock (of which, 10,150 shares were withheld to cover the withholding taxes applicable to the issuance of the shares). The stock award was based on the CEO’s performance for fiscal year 2008. In addition, the other named executive officers each received a stock option grant for 40,000 shares of common stock on February 26, 2009. Each option grant will vest monthly over the next four years of continued service. The exercise price for these stock options was the Company’s fair market value on date of grant. On March 4, 2009, we entered into an employment agreement with our CEO for a three year term and granted him 40,000 restricted stock units that vests over three years and the underlying common stock will be issued, after the vesting period, and the earlier of: cessation of service; change in control; or seven years.
It is the Committee’s belief that such stock bonuses and stock option grants are essential to the retention of the named executive officers and crucial to the long-term financial success of the Company. The vesting schedules for the option grants provide a meaningful incentive for the named executive officer to remain in the Company’s service. These equity awards also serve as an important vehicle to achieve the Committee’s objective of aligning management and shareholder interests.
Other Benefits
In General — The named executive officers are offered the same benefits that are provided to other employees and are not offered any additional benefits or perquisites, except that Mr. Weinstein is provided with a monthly car allowance of $750 pursuant to the terms of his employment agreement.
Deferred Compensation— Named executive officers, together with all other eligible employees of the Company, can defer a portion of their compensation under the Bio-Imaging Technologies,

Inc. Employees Savings Plan (401K), a tax-qualified defined contribution plan covering a broad spectrum of the Company’s employees.
Other Benefits — All eligible employees, including named executive officers, are eligible to receive standard health, disability and life insurance, and professional development benefits.
Executive Retention Agreement and CEO Employment Agreement
Executive Retention Agreement — On December 31, 2008, the Board of Directors entered into an amended form of executive retention agreement with the named executive officers and certain other officers of the Company. The agreement generally provides for payments of up to 24 months salary and target bonus for the CEO and named executive officers in the event that the CEO and named executive officers are terminated or resign for good reason in connection with a change of control transaction. In addition, each unvested stock option or other equity award will vest immediately upon a change in control transaction. Each executive retention agreement is either reviewed annually or in connection with the renewal of the executive’s employment agreement. The executive retention agreement has been designed to provide a level of financial security to the named executive officers that will assure their continued attention and commitment to the strategic business objectives of the Company, even in change in control situations where their continued employment may be uncertain. The severance benefits payable in connection with a change in control provide financial protection against any potential loss of employment that might otherwise occur as a result of an acquisition of the Company and will allow the executive officers to focus their attention on acquisition proposals that are in the best interests of the stockholders, without undue concern as to their own financial situation. We also believe the single trigger vesting acceleration of their equity awards upon a change in control is justified because those awards are designed to serve as the primary vehicle for the executive officers to accumulate financial resources for retirement, and a change in control event is an appropriate liquidation point for awards intended for such purpose. The Company does not provide the executive officers with any defined benefit pension plan or supplemental executive retirement plan, and the only other opportunities for the accumulation of retirement funds is through the limited deferral opportunities provided under the Company’s 401(k) savings plan.
CEO Employment Agreement — On March 4, 2009, our Board of Directors approved the employment agreement to be entered into with Mark Weinstein, President and Chief Executive Officer of the Company. This agreement is for a three year term, beginning as of March 1, 2009 and ending on February 28, 2012. The terms and conditions of the employment agreement are: (i) an annual base salary of $370,000 in addition to certain benefits and perquisites; (ii) cash bonuses in amounts that are to be determined by the Compensation Committee of the Board of Directors in accordance with the Company’s management incentive policy; (iii) the grant of a restricted stock award covering 40,000 shares of our common stock to vest over a three —year period, and thereafter, equity incentive compensation awards from the Company’s incentive compensation plans on a basis commensurate with his position and responsibility is the sole discretion of the Compensation Committee; (iv) a car allowance not to exceed $750.00 per month; and (v) continuation of annual salary payments for a period of 180 days after the termination date in the event that Mr. Weinstein is terminated from employment with the Company for reasons other than cause, death or disability.
Tax Deductibility of Compensation
Under federal tax laws, a publicly-held company such as the Company is not allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not performance based. Non-performance based compensation paid to the Company’s covered executive officers for 2008 did not exceed the $1.0 million limit per officer, and the Committee does not anticipate that the non-performance based compensation to be paid to the Company’s executive officers for the 2009 year will exceed that limit. To qualify for an exemption from the $1.0 million deduction limitation, the stockholders approved an amendment to the Company’s 2002 Stock Incentive Plan that imposed a limit on the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year. As a result of that limitation, the compensation deemed paid to an executive officer in connection with the exercise of options granted under the 2002 Stock Incentive Plan after that date with an exercise price equal to the fair market value of the option shares on the grant date should in most instances qualify as performance-based compensation that will not be subject to the $1.0 million limitation.
However, the Committee believes that it is establishing the cash and equity incentive compensation programs for the Company’s executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to the Company’s financial performance, or equity incentive grants tied to the executive officer’s continued service (such as service-vesting restricted stock or restricted stock unit awards), which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. The Committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the executive officers essential to the Company’s financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.
The following Summary Compensation Table sets forth information concerning compensation earned for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2006, 2007 and 2008. Our Chief Executive Officer, our Chief Financial Officer and each of our two other executive officers whose total compensation for the 2008 fiscal year exceeded $100,000 (collectively, the Named Executive Officers). No other executive officers who would have been otherwise includable in such table on the basis of their total compensation for the 2008 fiscal year have been excluded by reason of their termination of employment or change in executive status during that year.

Summary Compensation Table

								Change in
								Pension
							Non-Equity	Value and
							Incentive	Nonqualified
							Plan	Deferred	All Other
					Stock	Option	Compen-	Compen-	Compen-
					Awards	Awards	sation	sation	sation	Total
Name	Year	Salary	Bonus		($)	($)	($)	Earnings	($)	($)
			(a	)	(b )	(c )			(d )
Mark L. Weinstein	2008	$363,269	$280,100		$91,500	—	—	—	—	$734,869
President, Chief	2007	$329,461	$193,500		$202,000	—	—	—	—	$724,961
Executive Officer	2006	$302,289	$152,500		$201,500	—	—	—	$65,000	$721,289
Ted I. Kaminer	2008	$264,231	$166,800		—	$76,600	—	—	—	$507,631
Executive Vice	2007	$235,569	$120,000		—	$57,450	—	—	—	$413,019
President Finance &	2006	$212,493	$86,400			$29,250	—	—	—	$328,143
Administration, Chief Financial Officer
			(a	)	(b )	(c )			(d )
David A. Pitler	2008	$226,154	$142,100		—	$76,600	—	—	—	$444,854
Executive Vice	2007	$205,385	$105,000		—	$57,450	—	—	—	$367,835
President,	2006	$182,288	$74,000			$29,250	—	—	—	$285,538
President Bioimaging Services Division
Colin G. Miller,	2008	$202,115	$102,500		—	$76,600	—	—	—	$381,215
Ph.D.	2007	$187,231	$95,000		—	$57,450	—	—	—	$339,681
Sr. Vice President,	2006	$173,192	$70,000			$29,250	—	—	—	$272,442
Medical Affairs

(a)	The bonuses earned in the year stated were paid in March of the following year.

(b)	This column reflects the compensation cost recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006, in accordance with SFAS 123R, with respect to outstanding restricted stock unit awards, whether the awards were made in those fiscal years or any earlier fiscal year. The reported amounts are based on the grant date fair value of each restricted stock unit award and have not been adjusted for the potential impact of estimated forfeitures. The SFAS 123(R) grant date fair value of each restricted stock unit awarded, as follows: $3.66 per unit for the award made in 2008, $8.08 per unit for the award made in 2007 and $8.06 per unit for the award made in 2006.

(c)	This column reflects the compensation cost recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006, in accordance with SFAS 123(R), with respect to outstanding stock option awards, whether the awards were made in those fiscal years or any earlier fiscal year. The reported amounts are based on the grant date fair value of each of these options and have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of the SFAS 123(R) cost are included in Note 7 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2009. The SFAS 123(R) grant date fair value of each stock option was as follows: $3.83 per stock option for the awards made in 2008, $3.83 per stock option for the awards made in 2007 and $1.95 per stock option for the awards made in 2006.

(d)	Represents a special sign-on bonus paid to our CEO in connection with his employment agreement on March 1, 2006. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted in those instances where such perquisites and other personal benefits constituted less than $10,000 for the Named Executive Officer for the fiscal year.
Grants of Plan-Based Awards in 2008 Table
     The following table sets forth summary information regarding all grants of plan-based awards made to the Named Executive Officers during the year ended December 31, 2008. As of the end of 2008, none of the Named Executive Officers held any equity incentive awards subject to performance vesting requirements, and no non-equity incentive awards were made during the 2008 fiscal year.

All
								All	Other
								Other	Option
								Stock	Awards:
								Awards:	Number		Grant
								Number	of	Exer-	Date Fair
		Estimated Future Payouts			Estimated Future Payouts			of	Secur-	cise or	Value of
		Under Non-Equity			Under Equity Incentive			Shares	ities	Base	Stock
		Incentive Plan Awards			Plan Awards			of	Under-	Price of	and
		Thres-		Maxi-	Thres-		Maxi-	Stock	lying	Option	Option
		hold	Target	mum	hold	Target	mum	or Units	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	($)
(a)
Mark L. Weinstein	02/27/2008	—	—	—	—	—	—	27,500	—	—	$212,300
Ted I. Kaminer	02/27/2008	—	—	—	—	—	—	—	20,000	$7.72	$76,600
David A. Pitler	02/27/2008	—	—	—	—	—	—	—	20,000	$7.72	$76,600
Colin G. Miller, Ph.D.	02/27/2008	—	—	—	—	—	—	—	20,000	$7.72	$76,600

(a)	This represents the full grant date fair value of the stock bonus awarded to the CEO and the stock options awarded to the other Named Executive Officers, as determined in accordance with SFAS 123R. Generally, the full grant date fair value is the amount that the Company would expense in its financial statements over the award’s vesting schedule. For the award to Mr. Weinstein, the grant date fair value was calculated using the closing price of BITI on the grant date of $7.72. For the stock options, the grant date fair value was calculated using the Black Scholes value on the grant date of $3.83. For additional information on the valuation assumptions, refer to Note 8 of the Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2009.

Outstanding Equity Awards at 2008 Fiscal Year-End Table
          The following table sets forth summary information regarding the outstanding equity awards held by the Named Executive Officers at December 31, 2008. As of the end of the 2008 fiscal year, none of the Named Executive Officers held any unearned equity incentive plan awards subject to performance vesting requirements.

	Option Awards						Stock Awards
										Equity
										Incentive
										Plan
									Equity	Awards:
									Incentive	Market or
				Equity					Plan	Payout
				Incentive					Awards:	Value of
				Plan					Number of	Unearned
				Awards:				Market	Unearned	Shares,
		Number of		Number of			Number of	Value of	Shares,	Units or
	Number of	Securities		Securities			Shares or	Shares or	Units or	Other
	Securities	Underlying		Underlying			Units of	Units of	Other	Rights
	Underlying	Unexercised		Unexercised	Option		Stock That	Stock That	Rights That	That
	Options	Options		Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	($)	($)	(#)	($)
										(a)
Mark L. Weinstein	150,000	—		—	$0.72	02/01/2010	—	—	27,500	$91,500
	10,000	—		—	$0.66	12/31/2010	—	—	—	—
	10,000	—		—	$0.72	03/31/2011	—	—	—	—
	10,000	—		—	$1.00	06/30/2011	—	—	—	—
	20,000	—		—	$0.80	09/30/2011	—	—	—	—
Ted I. Kaminer	70,154	—		—	$3.05	02/06/2013	—	—	—	—
	25,000	—		—	$7.03	02/09/2014	—	—	—	—
	8,250	6,750	(b)	—	$4.00	03/01/2013	—	—	—	—
	5,500	9,500	(c)	—	$8.06	02/27/2014	—	—	—	—
	—	20,000	(d)	—	$7.72	02/27/2015	—	—	—	—
David A. Pitler	43,000	—		—	$1.28	03/06/2010	—	—	—	—
	10,000	—		—	$0.77	11/07/2010	—	—	—	—
	20,000	—		—	$1.10	11/06/2011	—	—	—	—
	20,000	—		—	$2.80	02/05/2013	—	—	—	—
	25,000	—		—	$7.03	02/09/2014	—	—	—	—
	8,250	6,750	(b)	—	$4.00	03/01/2013	—	—	—	—
	5,500	9,500	(c)	—	$8.06	02/27/2014	—	—	—	—
	—	20,000	(d)	—	$7.72	02/27/2015	—	—	—	—
Colin G. Miller	25,000	—		—	$0.77	11/07/2010	—	—	—	—
	20,000	—		—	$1.10	11/06/2011	—	—	—	—
	10,000	—		—	$2.80	02/05/2013	—	—	—	—
	17,500	—		—	$7.03	02/09/2014	—	—	—	—
	8,250	6,750	(b)	—	$4.00	03/01/2013	—	—	—	—
	5,500	9,500	(c)	—	$8.06	02/27/2014	—	—	—	—
	—	20,000	(d)	—	$7.72	02/27/2015	—	—	—	—

(a)	Market value based on $3.66 fair value of the Company’s common stock at December 31, 2008.

(b)	Each of these options was granted on March 1, 2006 and vested as to 20% of the option shares upon completion of one year of service measured from that grant date. The option will vest as to the remainder of the option shares in successive equal monthly increments over the next four years of continued service thereafter.

(c)	Each of these options will vest as to 20% of the option shares upon completion of one year of service measured from the February 27, 2007 grant date, and the remainder will vest in successive equal monthly increments over the next four years of continued service thereafter.

(d)	Each of these options will vest as to 20% of the option shares upon completion of one year of service measured from the February 27, 2008 grant date, and the remainder will vest in successive equal monthly increments over the next four years of continued service thereafter.

Option Exercises and Stock Vested Table for Fiscal 2008
The following table summarizes the option exercises and vesting of stock awards for each of the Named Executive Officers for the year ended December 31, 2008:

	Option Awards		Stock Awards
	Number of	Value Realized	Number of	Value Realized
	Shares Acquired	on Exercise	Shares Acquired	on Vesting
	on Exercise	($)	on Vesting	($)
Name	(#)	(a)	(#)	(b)

Mark L. Weinstein	137,400	$952,182	27,500	$212,300
Ted I. Kaminer	5,846	$27,628	—	—
David A. Pitler	12,000	$75,840	—	—
Colin G. Miller, Ph.D.	11,000	$78,320	—	—

(a)	Value realized is determined by multiplying (i) the amount by which the market price of the common stock on the date of exercise exceeded the exercise price by (ii) the number of shares for which the option was exercised.

(b)	Value realized is determined by multiplying (i) the market price of the common stock on the applicable vesting date by (ii) the number of shares that vested on that date.
Pension Benefits Table
          The Company does not have any defined benefit pension plans.
Nonqualified Deferred Compensation Table
          The Company does not have any nonqualified deferred compensation.
Employment Contracts, Termination of Employment, and Change-in-Control Arrangements
          On March 3, 2009, our board of directors approved the amended and restated employment agreement with Mark Weinstein, President and Chief Executive Officer of the Company. This agreement is for a three year term, beginning as of March 1, 2009 and ending on February 28, 2012. The terms and conditions of the employment agreement provide: (i) an annual base salary of $370,000, subject to periodic increase at the discretion of the Compensation Committee in addition to certain benefits and perquisites; (ii) bonuses in amounts that are to be determined by the Compensation Committee in accordance with the Company’s management incentive policy; (iii) incentive compensation awards under the Company’s incentive compensation plans on a basis commensurate with his position and responsibility; (iv) a car allowance not to exceed $750.00 per month; (v) an election during any year of employment to defer up to 100% of amounts received pursuant to the Company’s management incentive policy into a non-qualified deferral plan and (vi) continuation of annual salary and target bonus payments for a period of 180 days after his termination of employment, in the event his employment is terminated by the Company for reasons other than cause, death or disability.
          On February 6, 2003, we executed an employment agreement with Mr. Kaminer for an initial term of one-year, which automatically renews each year unless otherwise terminated by our Board of Directors. The terms and conditions of the employment agreement are: (i) an annual base salary of $175,000, subject to periodic increase at the discretion of the Compensation Committee (Mr. Kaminer’s current base salary for fiscal 2009 is $270,000) in addition to certain benefits and perquisites; (ii) incentive compensation awards under our incentive compensation plans on a basis commensurate with his position and responsibility; (iii) an option to purchase 100,000 shares of our common stock, with an exercise price of $3.05 per share, the fair market value of our common stock on the date of the execution of his employment agreement; and (iv) continuation of annual salary and target bonus payments for a period of 180 days after his termination of employment, in the event his employment is terminated by the Company for reasons other than cause, death or disability.
          On November 10, 2004, our board of directors approved executive retention agreements for our Named Executive Officers. On December 31, 2008, our board of directors approved an amended form of executive retention agreement for the Named Executive Officers and certain other officers of the Company. This agreement generally provides for payments of up to 24 months salary and target bonus in the event that the executive’s employment is terminated or the employee resigns for good reason in connection with a change of control transaction. In addition, any outstanding unvested stock options or other equity awards held by the Named Executive Officers would become fully vested on the change in control date. Each executive retention agreement is either reviewed annually or in connection with the renewal of the executive’s employment agreement.
          The following table shows the potential incremental payments to the Named Executive Officers in the event of their termination in connection with a change in control of the Company. All values reflected in the table assume a termination date of December 31, 2008; and where applicable reflect the closing price of the Company’s common stock on that day of $3.66. All amounts reflect the maximum incremental value to each of the Named Executive Officers in the event of a termination in connection with a change in control on December 31, 2008. No incremental value is payable to the Named Executive Officers in the event of termination for cause or voluntary termination, although all unvested options and other equity awards will vest on an accelerated basis upon a change in control of the Company.

		Unvested	Unvested Stock
		Restricted Stock	Options
Name	Cash Severance	(a)	(b)	Total

Mark L. Weinstein	$1,110,000	$100,650	—	$1,210,650
Ted I. Kaminer	$756,000	—	—	$756,000
David A. Pitler	$644,000	—	—	$644,000
Colin G. Miller, Ph.D.	$574,000	—	—	$574,000

(a)	Unvested restricted stock or restricted stock unit awards and unvested stock options will vest immediately upon a change in control, whether or not the Named Executive Officer’s employment terminates at that time.

(b)	Represents the intrinsic value of the restricted stock or stock options that vest on an accelerated basis upon the change in control and is calculated by multiplying (i) the amount by which the fair market value per share at that time exceeds the exercise price (if any) payable per share by the (ii) the number of shares which vest on an accelerated basis.
Compensation Committee Interlocks and Insider Participation
          Except for Mr. Weinstein, none of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or compensation committee. None of the members of our compensation committee has ever been our employee or one of our officers.
COMPENSATION COMMITTEE REPORT
The Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K and this proxy statement. This report is provided by the following independent directors, who comprise the Committee:

By the Compensation Committee of the Board of Directors of Bio-Imaging Technologies, Inc.
/s/ James A. Taylor, Ph.D.
James A. Taylor, Ph.D.
Compensation Committee Chairman

/s/ Jeffrey H. Berg, Ph.D.
Jeffrey H. Berg, Ph.D.
Compensation Committee Member

/s/ Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA
Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA
Compensation Committee Member

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plans

Number of
Securities to be
	Issued Upon	Weighted
	Exercise of	Average Exercise	Number of Securities
	Outstanding	Price of	Available for Future Issuance
	Options, Warrants	Outstanding	Under Equity Compensation
Plan Category	and Rights(1)	Options (2)	Plans
Equity compensation plans that have been approved by security holders	1,790,673	$4.58	1,132,739 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,790,673	$4.58	1,132,739 (3)

(1)	Includes (i) 1,225,104 options outstanding under the 2002 Plan, as amended and restated on May 11, 2005 and May 14, 2008, (ii) 493,069 options outstanding under the 1991 Plan and (iii) 72,500 shares subject to restricted stock units outstanding under the 2002 Plan.

(2)	Calculated without taking into account the 72,500 shares of common stock subject to outstanding restricted stock units that become issuable at a designated time following the vesting of those units, without any cash consideration or other payment required for such shares.

(3)	Represents shares of our common stock issuable pursuant to the 2002 Plan, as amended and restated on May 11, 2005 and May 14, 2008. Shares reserved for issuance under the 2002 Plan may be issued upon the exercise of stock options or through direct stock issuances or pursuant to restricted stock units that vest upon the attainment of prescribed performance milestones or the completion of designated service periods. We do not intend to grant any additional options or other equity awards under the 1991 Plan.

Security Ownership of Certain Beneficial Owners and Management
          There are, as of March 27, 2009, 89 holders of record and approximately 1,700 beneficial holders of our common stock. The following table sets forth certain information, as of March 27, 2009, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date, (ii) each of our directors (which includes all nominees), and Named Executive Officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table or for shares of our common stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as security for any outstanding loan or indebtedness.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership(1)		of Class(2)
(i) Certain Beneficial Owners:
Covance Inc.	2,355,000		16.4%
210 Carnegie Center Princeton, New Jersey 08540
Nicusa Capital Partners LP	1,127,140	(3)	7.9%
17 State Street, 16th Floor New York, NY 10004
Healthinvest Partners AB	766,425	(3)	5.3%
Arsenalsgatan 4 SE-111 47 Stockholm Sweden
Royce & Associates LLC	761,523	(3)	5.3%
1414 Avenue of the Americas New York, New York 10019
(ii) Directors, Nominees, and Named Executive Officers:
Mark L. Weinstein	506,176	(4)	3.5%
Ted I. Kaminer	118,904	(5)	*
David A. Pitler	151,750	(6)	1.0%
Peter S. Benton	2,500	(7)	*
Jeffrey H. Berg, Ph.D.	120,750	(8)	*
Richard F. Cimino	—		—
E. Martin Davidoff, CPA, Esq	50,430	(9)	*
David E. Nowicki, D.M.D.	190,121	(10)	1.3%
Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA	10,000	(11)	*
David M. Stack	102,750	(12)	*
James A. Taylor, Ph.D.	85,135	(13)	*
(iii) All directors and executive officers as a	1,338,516	(4)(5)(6)(7)(8)(9)(10)	8.9%
group (11 persons)	(11)(12)(13)

*	Less than 1%

(1)	Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named. Except as otherwise indicated, the address of each beneficial owner is c/o Bio-Imaging Technologies, Inc. 826 Newtown-Yardley Road, Newtown, PA 18940.

(2)	Applicable percentage of ownership is based on 14,356,253 shares of common stock outstanding, plus any common stock equivalents and options or warrants held by such holder, which are presently exercisable or will become exercisable within 60 days after March 27, 2009.

(3)	Such information is based upon our review of a Schedule 13G or Schedule 13F filed by the holder with the SEC for the period ended December 31, 2008.

(4)	Includes 200,000 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within 60 days after March 27, 2009.

(5)	Represents 118,904 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within 60 days after March 27, 2009. Excludes 66,250 shares of common stock underlying options which become exercisable over time after such period.

(6)	Includes 141,750 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within 60 days after March 27, 2009. Excludes 66,250 shares of common stock underlying options which become exercisable over time after such period.

(7)	Represents 2,500 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within 60 days after March 27, 2009. Excludes 137,500 shares of common stock underlying options which become exercisable over time after such period.

(8)	Includes 92,059 shares of common stock issuable pursuant to presently exercisable options or options which will be exercisable within 60 days after March 27, 2009. Includes 12,500 shares of common stock that will become issuable within 60 days after March 27, 2009 pursuant to restricted stock units held by such individual were he or she to resign from the Board of Directors as of that date.

(9)	Includes 27,000 shares of common stock issuable pursuant to presently exercisable options or options which will be exercisable within 60 days after March 27, 2009. Includes12,500 shares of common stock that will become issuable within 60 days after March 27, 2009 pursuant to restricted stock units held by such individual were he or she to resign from the Board of Directors as of that date.

(10)	Includes 54,913 shares of common stock owned by Dr. Nowicki in his individual retirement account, 71,571 shares of common stock owned by Dr. Nowicki in his 401(k) account and 4,887 shares of common stock owned by his wife. Includes 46,250 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within 60 days after March 27, 2009. Includes 12,500 shares of common stock that will become issuable within 60 days after March 27, 2009 pursuant to restricted stock units held by such individual were he or she to resign from the Board of Directors as of that date.

(11)	Represents 10,000 shares of common stock that will become issuable within 60 days after March 27, 2009 pursuant to restricted stock units held by such individual were he or she to resign from the Board of Directors as of that date.

(12)	Includes 71,250 shares of common stock issuable pursuant to presently exercisable options or options which will be exercisable within 60 days after March 27, 2009. Includes 12,500 shares of common stock that will become issuable within 60 days after March 27, 2009 pursuant to restricted stock units held by such individual were he or she to resign from the Board of Directors as of that date.

(13)	Includes 58,885 shares of common stock issuable pursuant to presently exercisable options or options which will be exercisable within 60 days after March 27, 2009. Includes 12,500 shares of common stock that will become issuable within 60 days after March 27, 2009 pursuant to restricted stock units held by such individual were he or she to resign from the Board of Directors as of that date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
          On October 13, 1994, Bio-Imaging and Covance Inc. entered into an agreement whereby Covance purchased: (i) 2,355,000 shares of our common stock; (ii) a warrant to purchase 250,000 shares of our common stock with an initial exercise price of $1.25 per share; and (iii) a warrant to purchase 250,000 shares of our common stock with an initial exercise price of $1.50 per share (the “Warrants”), for an aggregate purchase price of $1,819,500. The Warrants expired on October 13, 1998 without being exercised. Pursuant to the above agreement, we have agreed to take all actions necessary to nominate and cause the election to the Board of Directors of up to three designees of Covance, Inc. Covance, Inc. has designated Mr. Cimino to serve on our Board of Directors for the 2009 fiscal year.
Review, Approval or Ratification of Transaction with Related Persons
          Our Audit Committee reviews all related party transactions on an ongoing basis and all such transactions between the Company and a director or officer are reviewed by the Audit Committee and approved by the entire Board of Directors.
Director Independence
          The Board currently consists of eight (8) directors. They are Mark L. Weinstein, Jeffrey H. Berg, Ph.D, Richard F. Cimino, E. Martin Davidoff, CPA, Esq., David E. Nowicki, D.M.D., Adeoye Y. Olukotun, M.D., David M. Stack and James A. Taylor, Ph.D. The Board has determined that, except for Mr. Cimino and Mr. Weinstein, all of the members of the Board are “independent directors”. Mr. Weinstein is not considered independent, as he is an executive officer of the Company and Mr. Cimino is not considered independent because he is an executive officer of Covance, Inc., a beneficial owner of 16.4% of our outstanding capital stock.

Item 14.	Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm Fees and Other Matters
          The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:

	2008	2007
Audit Fees (1)	$426,650	$341,880
Audit-Related Fees (2)	259,985	—
Tax Fees (3)	69,584	243,791

Total Audit, Audit Related and Tax Fees	756,219	585,671

Other Non-audit Fees:
All Other Fees (4)	1,500	9,620

Total-Other Fees	1,500	9,620

Total Fees	$757,719	$595,291

(1)	Consists of fees for professional services rendered in connection with the audit of our financial statements for the year ended December 31, 2008 and December 31, 2007, and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during the years ended December 31, 2008 and December 31, 2007, respectively, and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission for the years ended December 31, 2008 and December 31, 2007.

(2)	Consists of fees for due diligence related to business combinations.

(3)	Consists of fees incurred during the years ended December 31, 2008 and December 31, 2007 relating to our tax compliance and tax planning.

(4)	Consists of fees for review of Sarbanes-Oxley documents and a subscription to Comperio, an accounting literature database.
Pre-Approval Policies and Procedures
          None of the audit-related fees billed in 2008 and 2007 related to services required pre-approval by the Audit Committee due to the de minimis exception to the Audit Committee pre-approval requirements.
          The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

          From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
          The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent auditor. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description of Document
31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification by Vice President of Finance and Administration and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2009.

BIO-IMAGING TECHNOLOGIES, INC.
By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief
Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Weinstein Mark L. Weinstein	President and Chief Executive Officer and Director (principal executive officer)	April 30, 2009

/s/ Ted I. Kaminer Ted I. Kaminer	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	April 30, 2009

/s/ Jeffrey H. Berg, Ph.D. Jeffrey H. Berg, Ph.D.	Director	April 30, 2009

/s/ Richard F. Cimino Richard F. Cimino	Director	April 30, 2009

/s/ E. Martin Davidoff, CPA, Esq. E. Martin Davidoff, CPA, Esq.	Director	April 30, 2009

/s/ David E. Nowicki, D.M.D. David E. Nowicki, D.M.D.	Chairman of the Board and Director	April 30, 2009

/s/ Adeoye Y. Olukotun Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA	Director	April 30, 2009

/s/ David Stack David Stack	Director	April 30, 2009

/s/ James A. Taylor, Ph.D. James A. Taylor, Ph.D.	Director	April 30, 2009