Form 10-Q
period 2009-03-31
BIO IMAGING TECHNOLOGIES INC
filed 2009-05-08
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes:  ☑                                        No:  ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes:  ☐                                        No:  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐                                        No:  ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2009:

Class	Number of Shares
Common Stock, $0.00025 par value	14,357,253

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES

-i-

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
     References in this Quarterly Report on Form 10-Q to “Bio-Imaging,” “we,” “us,” or “our” refer to Bio-Imaging Technologies, Inc., a Delaware corporation, and its subsidiaries, doing business as BioClinica.
     Certain information and footnote disclosures required under generally accepted accounting principles (GAAP) in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     The results of operations for the interim periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(in thousands)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$14,883	$14,265
Accounts receivable, net	9,712	11,982
Prepaid expenses and other current assets	2,035	2,315
Assets held for sale	—	500
Deferred income taxes	2,831	3,084

Total current assets	29,461	32,146

Property and equipment, net	7,130	7,022

Intangibles, net	1,939	2,058

Goodwill	27,391	27,391
Other assets	497	591

Total assets	$66,418	$69,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,603	$3,832
Accrued expenses and other current liabilities	3,624	5,236
Deferred revenue	13,387	15,106
Current maturities of capital lease obligations	35	54

Total current liabilities	20,649	24,228
Long-term capital lease obligations	64	65
Deferred income tax	888	927
Other liabilities	585	576

Total liabilities	22,186	25,796

Stockholders’ equity:
Preferred stock— $0.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at March 31, 2009 and at December 31, 2008	—	—
Common stock — $0.00025 par value; authorized 18,000,000 shares, issued and outstanding 14,356,253 shares at March 31, 2009 and 14,341,403 shares at December 31, 2008	4	4
Additional paid-in capital	42,474	42,270
Retained earnings	1,866	1,080
Accumulated other comprehensive (income) loss	(112)	58

Total stockholders’ equity	44,232	43,412

Total liabilities and stockholders’ equity	$66,418	$69,208

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008

Service revenues	$14,475	$11,023

Reimbursement revenues	2,595	3,077

Total revenues	17,070	14,100

Cost and expenses:

Cost of service revenues	9,061	6,343
Cost of reimbursement revenues	2,595	3,077
Sales and marketing expenses	2,156	1,468
General and administrative expenses	1,917	1,539
Amortization of intangible assets related to acquisitions	119	24

Total cost and expenses	15,848	12,451

Income from continuing operations before interest and taxes	1,222	1,649
Interest income	22	153
Interest expense	(2)	—
Income tax provision	(456)	(666)

Income from continuing operation, net of taxes	786	1,136

Loss from discontinued operations, net of taxes	—	312

Net income	$786	$824

Basic earnings per share:
Income from continuing operations	$0.05	$0.09

Loss from discontinued operations	$—	$(0.03)

Net income	$0.05	$0.06

Diluted earnings per share:
Income from continuing operations	$0.05	$0.09

Loss from discontinued operations	$—	$(0.03)

Net income	$0.05	$0.06

Weighted average shares used to calculate earnings per share:
Basic	$14,341	$12,021

Diluted	$15,085	$12,964

See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$786	$824
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	486	843
Provision for deferred income taxes	854	242
Bad debt recovery	(11)	(17)
Stock based compensation expense	204	145
Loss from discontinued operations	—	312
Changes in operating assets and liabilities, net of acquisitions:
(Decrease) increase in accounts receivable	2,268	(795)
Decrease (increase) in prepaid expenses and other current assets	268	(129)
Decrease in other assets	90	15
(Decrease) increase in accounts payable	(365)	526
Decrease in accrued expenses and other current liabilities	(2,287)	(308)
(Decrease) increase in deferred revenue	(1,723)	1,065
Decrease in other liabilities	(1)	(9)
Decrease in net assets held for sale	—	120

Cash provided by activities from continuing operations	569	2,834
Cash used by discontinued operations	—	(433)

Net cash provided by operating activities	569	2,401

Cash flows from investing activities:
Purchases of property and equipment	(397)	(969)
Net cash received for sale of assets of discontinued operations	500
Net cash paid for acquisition	—	(8,257)

Net cash provided by (used in) investing activities from continuing operations	103	(9,226)
Purchase of plant, property and equipment for discontinued operations	—	(236)

Net cash provided by (used in) investing activities	103	(9,462)

Cash flows from financing activities:
Payments under equipment lease obligations	(19)	(56)
Excess tax benefit related to stock options	—	63
Proceeds from exercise of stock options	—	39

Net cash (used in) provided by financing activities from continuing operations	(19)	46

Effect of exchange rate changes on cash	(35)	209

Net increase (decrease) in cash and cash equivalents	618	(6,806)
Cash and cash equivalents at beginning of period	14,265	17,915

Cash and cash equivalents at end of period	$14,883	$11,109

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2	$1
Cash paid during the period for income taxes	$158	$1,034
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Supplemental cash flow disclosure (in thousands)
Schedule of non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$127	$64

	For the Three Months Ended
	March 31,
	2009	2008
Acquired business (in thousands)
Accounts receivable	$—	$4,926
Property and equipment	—	701
Other assets	—	295
Intangible assets and goodwill	—	23,975
Current liabilities assumed	—	(1,062)
Other liabilities assumed	—	(4,474)
Common stock issued	—	(16,104)

Cash paid for acquired business, net of cash acquired for the three months ended March 31, 2008 of $418	$—	$8,257

	For the Three Months Ended
	March 31,
	2009	2008
Statement of comprehensive income (in thousands)
Net income	$786	$824
Equity adjustment from foreign currency translation	(170)	102

Total comprehensive income	$616	$926
See Notes to Consolidated Financial Statements

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Interim Financial Statements
Basis of Presentation.
     The financial statements included in this Quarterly Report on Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.
     Interim results are not necessarily indicative of results for the full fiscal year.
     Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial statement presentation. We have reclassed the amortization of intangible assets related to acquisitions as a separate component of the consolidated statements of income.
     The Balance Sheet at December 31, 2008 includes Phoenix Data Systems, Inc., a Pennsylvania corporation, hereinafter referred to as PDS, due to the acquisition of PDS by Bio-Imaging on March 24, 2008. The Consolidated Statement of Income for the three months ended March 31, 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Functional Currency.
     The functional currency for our French and Netherlands operations is the Euro based on our initial and periodic evaluations of economic factors as set forth in Financial Accounting Standards Board (FASB) Statement No. 52, “Foreign Currency Translation” (SFAS 52).
Note 2 — Stockholders’ Equity Rollforward
     The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2008 through March 31, 2009:

					Accumu-
					lated
				Retained	Other
			Additional	Earnings	Compre-
	Common Stock		Paid-in	(Accumulated	hensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 31, 2008	14,341	$4	$42,270	$1,080	$58	$43,412
Restricted shares issued	15	—	(31)	—	—	(31)
Stock based compensation	—	—	235	—	—	235
Equity adjustment from foreign currency translation	—	—	—	—	(170)	(170)
Net income	—	—	—	786	—	786

Balance at March 31, 2009	14,356	$4	$42,474	$1,866	$(112)	$44,232

Note 3 — Earnings Per Share
     Basic income per common share for the three months ended March 31, 2009 and 2008 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three months ended March 31, 2009 and 2008 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended
	March 31,
(in thousands except share data)	2009	2008
Net income — basic and diluted	$786	$824

Denominator — basic:
Weighted average number of common shares	14,341	12,021

Basic income per common share	$0.05	$0.06

Denominator — diluted:
Weighted average number of common shares	14,341	12,021
Common share equivalents of outstanding stock options	434	815
Common share equivalents of unrecognized compensation expense	310	128

Weighted average number of dilutive common equivalent shares	15,085	12,964

Diluted income per common share	$0.05	$0.06

     Options to purchase 630,000 and 312,000 shares of our common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2009 and March 31, 2008, respectively, as they were all antidilutive.
Note 4 — Commitments and Contingencies
     On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with both its Chief Financial Officer and the President of eClinical division. The Chief Financial Officer’s agreement expires February 5, 2010 and is renewable on an annual basis. The President of eClinical division’s agreement expires September 30, 2009 and is renewable on an annual basis. The aggregate amount due from January 1, 2009 through the expiration under these agreements was $1,659,000.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5 — Accounts Receivable and Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of our customers’ ability to make payments, additional allowances may be required. We do not have any off-balance-sheet credit exposure related to our customers, and the trade accounts receivable do not bear interest.

(in thousands)	March 31, 2009	December 31, 2008
Billed trade accounts receivable	$7,870	$10,091
Unbilled trade accounts receivable	1,827	1,863
Other	15	28

Total Receivables	$9,712	$11,982

Allowance Rollforward (in thousands):
Balance at January 1, 2009	$11
Additions	—
Write offs (Recoveries)	(11)

Balance at March 31, 2009	$—
Note 6 — Income Taxes
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
     The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) credit carryforwards of $1.1 million as of March 31, 2009. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL credit carryforwards. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on- going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     The Company recognizes contingent liabilities for any tax related exposures when those exposures are reasonably possible.
     For the three months ended March 31, 2009 and 2008, the tax benefit of the stock option deductions recorded to additional paid in capital was $0 and $63,000, respectively.
     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.8 million of undistributed earnings from its non-U.S. operations as of March 31, 2009 because such earnings are intended to be reinvested indefinitely outside of the United States.
     We apply FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     There were no material unrecognized tax benefits as of March 31, 2009 and December 31, 2008. We do not expect the unrecognized tax benefit to materially change during the next 12 months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2005, 2006 and 2007 are subject to examination. Our state taxes for years 2000 through 2007 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.
Note 7 — Acquisition
     On March 24, 2008, Bio-Imaging acquired Phoenix Data Systems, Inc. (“PDS”) to expand our pharmaceutical services in the area of electronic data capture and other eClinical data solutions to our clients (the “Acquisition”). The Acquisition was made pursuant to an Agreement and Plan of Merger (the “PDS Merger Agreement”), dated March 24, 2008, by and among the Company, Bio-Imaging Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and PDS and its Stockholders’ Representative. Pursuant to the terms of the PDS Merger Agreement, PDS merged with and into Merger Sub. Following the consummation of the Acquisition, PDS ceased to exist and Merger Sub became a wholly-owned subsidiary of the Company. In connection with the Acquisition, the Company also entered into employment agreements with members of the senior management team of PDS. However, none of these individuals are executive officers of the Company.
     Under the terms of the PDS Merger Agreement, the Company acquired all of PDS’s outstanding capital stock. The total consideration paid by the Company to the PDS stockholders was $23.9 million, comprised of $6.9 million in cash and 2.3 million shares of common stock, par value $0.00025 per share, of the Company, with an average closing price per share over the last 30 trading days ending and including March 19, 2008 of $7.42. The aggregate purchase price was subject to a post-closing adjustment based on the Tangible Net Worth (as defined in the PDS Merger Agreement) of PDS on the Closing Date (as defined in the PDS Merger Agreement). Pursuant to the terms of the PDS Merger Agreement, five percent of the aggregate consideration was held in escrow for the finalization of the

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Closing Tangible Net Worth Statement (as defined in the PDS Merger Agreement). On June 13, 2008, Bio-Imaging and the Stockholders’ Representative agreed to a decrease of $230,000 to the purchase price due to the minimum threshold to the Closing Tangible Net Worth Statement not being achieved. Bio-Imaging received $64,000 in cash back in June 2008 and 22,453 shares of our common stock back in July 2008 from the purchase price escrow. Additionally, ten percent of the aggregate consideration was to be held in escrow to cover any potential indemnification claims under the PDS Merger Agreement for a period ending no later than March 31, 2009. There were no indemnification claims and this amount was paid to the shareholders in April 2009. We also incurred approximately $1.1 million in Acquisition costs. At the Acquisition date, the stock was recorded at an average price of $7.04 per share.
     In connection with the Acquisition, the stockholders of PDS entered into various agreements. The stockholders of PDS executed stockholders’ agreements, whereby each stockholder agreed, among other things, to approve the Acquisition and not to compete in the business area occupied by PDS at the time of the Acquisition for a reasonable period of time. All stockholders executed lockup agreements, whereby all stockholders agreed not to directly or indirectly sell, or otherwise dispose of any shares of the Company’s common stock received pursuant to the PDS Merger Agreement for a period of 180 days after the Closing Date (the “Initial Lockup Period Date”), and certain additional stockholders agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of 67% of the shares of the Company’s common stock received pursuant to the PDS Merger Agreement for a period beginning on the Initial Lockup Period Date and continuing to and including the date of the first anniversary of the Closing Date.
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
Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the three months ended March 31, 2008 as if the Acquisition had occurred as of the beginning of the period presented after giving effect to certain adjustments. The pro forma

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
results for the three months ended March, 31, 2008 include $789,000 of Acquisition costs incurred by PDS. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

Three Months
Ended
March 31,
(in thousands, except per share data)	2008

Total revenue	$18,549

Income from continuing operations before interest and taxes	1,056
Income from continuing operations, net of taxes	517
Basic earnings per share:
Income from continuing operations	$0.04
Diluted earnings per share:
Income from continuing operations	$0.04
Note 8 — Discontinued Operations and Assets Held for Sale
     In the fourth quarter of 2008 the Company classified its interest in the CapMed business as held for sale. On January 6, 2009, pursuant to the Asset Purchase Agreement by and among the Company and MBI Benefits, Inc. (the “Purchaser”), an indirectly owned subsidiary of Metavante Technologies, Inc. (“Metavante”), dated as of January 6, 2009 (the “Agreement”), the Company sold its CapMed Division, including the division’s Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the Agreement, Metavante paid the Company an upfront payment of five hundred thousand dollars ($500,000) in cash and will make an earn-out payment to the Company based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. The Company will receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the first six months of 2009. Additionally, the Company will receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010. There were no earn out payments made during the three months ended March 31, 2009.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     As a result of the sale, the results of the CapMed operations, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Company’s consolidated statements of operations. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation. As of March 31, 2009, there were no assets or liabilities related to this discontinued operation.
     Our exit of the CapMed business resulted, in part, from our strategy to exit non-strategic businesses. The following amounts related to the CapMed operations were derived from historical financial information and have been segregated from continuing operations and reported in discontinued operations (in thousands):

	Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008

Service revenues	$—	$138

Costs and expenses	—	633
Loss from impairment	—	—

Pretax loss	—	495

Benefit from income taxes	—	183

Net loss from discontinued operations	—	312

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

     The company recognized a pretax loss of $5.0 million ($3.0 million, net of income taxes), which was recognized in the fourth quarter of 2008.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9 — Intangible Assets
     At March 31, 2009 the composition of intangible assets were as follows:

	March 31,	Estimated
(in thousands)	2009	Useful Life
Amortized intangible assets:
Technology	$843	5 years
Trademarks	48	5 years
Customer backlog	1,613	3 to 7 years
Non-competition agreement	349	2 to 3 years

	2,853
Accumulated amortization	(914)

	$1,939

Unamortized intangible assets:

Goodwill	$27,391

     Estimated future amortization of the intangible assets is as follows:

Fiscal years ending
2009	$337
2010	423
2011	379
2012	324
2013	227
Thereafter	249

$1,939

Note 10 — Subsequent Event
     On May 4, 2009, BioClinica Acquisition, Inc., a newly formed wholly-owned subsidiary of the Company (“Merger Sub”), and etrials Worldwide, Inc. (“etrials”), entered into an Agreement and Plan of Merger (the “etrials Merger Agreement”) pursuant to which Merger Sub will commence a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of etrials (the “Shares”) in exchange for: (i) $0.15 in cash, without interest (the “Cash Consideration”), (ii) 0.124 newly issued shares of the Company’s common stock, par value $0.00025 per share, and (iii) 0.076 newly issued shares of the Company’s Series A-1 Preferred Stock, par value $0.00025 (collectively, the “Offer Price”). Following the consummation of the Offer, Merger Sub will merge with and into etrials (the “Merger”), and all Shares not acquired in the Offer (other than Shares held by the etrials’s holders who have properly exercised their dissenters’ rights under Section 262 of the Delaware General Corporation Law) will be converted into the right to receive the greater of (i) the Offer Price and (ii) the highest price per Share paid to any holder of etrials common stock pursuant to the Offer, in the same form of consideration paid (the “Merger Consideration”). The etrials Merger Agreement contains customary representations, warranties and covenants by the parties. etrials has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire etrials and to certain restrictions on its ability to respond to such proposals. The etrials Merger Agreement also includes customary termination provisions for etrials and the Company and provides that, in connection with the termination of the etrials Merger

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Agreement under specified circumstances, etrials will be required to pay the Company a termination fee equal to 3% of the Merger Consideration, plus reimburse the Company for reasonable out of pocket expenses up to $200,000.
     The Series A-1 Preferred Stock to be issued in connection with the Offer and Merger has essentially the same rights as the Company’s common stock, with the exception of the conversion and redemption features explained below. The Series A-1 Preferred Stock has the same voting rights as the Company’s common stock, on an as-if converted to common stock basis. Holders of Series A-1 Preferred Stock are not entitled to any dividend or liquidation preferences over holders of the Company’s common stock. In the event the Company obtains stockholder approval authorizing an increase of the number of shares of common stock from 18,000,000 to a number of shares of common stock sufficient to include the Series A-1 Preferred Stock on an as-if converted to common stock basis, all shares of the Series A-1 Preferred stock automatically convert to common stock on a one share for one share basis, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. In the event the Company does not obtain such stockholder approval prior to the first anniversary of the closing of the Merger, then anytime thereafter, each holder of Series A-1 Preferred Stock may require the Company to purchase all or a portion of such holder’s shares of Series A-1 Preferred Stock at a price per share of $4.1622 (a 10% premium above the volume-weighted average of the trading sale prices per share of Company common stock as reported on the NASDAQ Global Market during the period that is 20 consecutive trading days during which the shares of Company common stock are traded on the NASDAQ Global Market, ending on, but not including, the second trading day immediately prior to the signing of the etrials Merger Agreement), subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization.
     The Company agreed that Merger Sub would commence the Offer as promptly as practicable. The Offer will remain open for no more than 20 business days, subject to extensions in certain instances. The obligation to accept for payment and pay for the Shares tendered in the Offer is subject to customary conditions, including, among other things: (i) the tender of a majority of the total number of outstanding Shares, on a fully diluted basis, (ii) the Company must file a Form S-4 registering the common stock and Series A-1 Preferred Stock to be issued in the Offer, and such registration statement must go effective, (iii) the Company must file a certificate of designation designating the Series A-1 Preferred Stock with the Secretary of State of the State of Delaware, (iv) the absence of any law prohibiting, restraining or enjoining the Offer, (v) the absence of any material adverse effects on etrials, (4) the accuracy of the representations of etrials, and (5) compliance with covenants by etrials.
     In the etrials Merger Agreement, etrials granted to the Company and Merger Sub an irrevocable option (the “Top-Up Option”) to purchase, at a per Share price equal to the greater of (i) $0.9068 and (ii) an amount equal to the highest price per Share paid pursuant to the Offer, up to that number of newly issued Shares that, when added to the number of Shares, directly or indirectly, owned by Bio-Imaging and Merger Sub constitutes one Share more than 90% of the Shares outstanding, on a fully diluted basis. The Top-Up Option is exercisable only after Bio-Imaging and Merger Sub own at least 80% of the outstanding Shares and prior to the fifth business day after the expiration date of the Offer or any subsequent offering period, and is not exercisable if the number of Shares that would need to be issued (taken together with the number of Shares outstanding, on a fully diluted basis) exceeds the number of authorized but unissued Shares.

BIO-IMAGING TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     In addition, certain stockholders of etrials have agreed to enter into tender and support agreements pursuant to which such stockholders have committed to accept the Offer and to tender all Shares beneficially owned by them, which represents, in the aggregate, approximately 32.73% of etrials’s outstanding Shares.
     The Company and etrials plan to consummate the offer and merger in the second quarter of 2009.

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
     On March 24, 2008, we completed the acquisition of Phoenix Data Systems, referred to herein as PDS, a provider of electronic data capture (EDC) services offering a comprehensive array of eClinical data solutions to the pharmaceutical and biotechnology industries. PDS is engaged in providing full service EDC, a combination of electronic data capture, interactive voice response, reporting and data management solutions and is focused on making the process of collecting and analyzing data from clinical trials faster, easier and more reliable.
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
     Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of March 31, 2009, which includes our medical image management and eClinical services, was $93.3 million compared to $96.3 million at March 31, 2008.

     Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than three months to seven years. We do not believe that backlog is a reliable predictor of future results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.
     We believe that the short-term market for our services has been adversely impacted by pharmaceutical companies response to overall economic conditions, resulting in some contract decisions being delayed and major projects being split into smaller components as part of a revised budgetary approval process. On a long term basis, we believe that the recognition within the bio-pharmaceutical industry of the operational efficiency and scalable reliability of using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data will continue to drive demand for our services. We also believe that rapidly growing recognition of the inherent advantages of eClinical/EDC technology to standardize and accelerate reliable data flow from the clinical trial sites to the clinical trial sponsor will further drive the adoption and growth of our eClinical service offerings. We believe our eClinical services favorably compare to the traditional process of manual data collection on paper case report forms that are more susceptible to transcription and other data entry errors.
Forward Looking Statements
     Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; the demand for our services and technologies; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions and the integration of current acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-Q and expressed from time to time in our filings with the SEC, as well as the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Recent Accounting Pronouncements
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) “Business Combinations (Revised 2007)” (SFAS 141(R)) and other GAAP. FSP FAS 142-3 became effective for Bio-Imaging on January 1, 2009. Management has concluded that the adoption of FSP FAS 142-3 did not have a material impact on the Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This standard became effective for Bio-Imaging Technologies, Inc. on January 1, 2009. As SFAS 161 only requires enhanced disclosures, this standard had no impact on the Financial Statements.
     In December 2007, the FASB issued SFAS 141(R), which addresses ways to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008. Retrospective application is not permitted. The Company is currently evaluating SFAS 141(R) and the related impact on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 became effective for Bio-Imaging on January 1, 2009. Management has concluded that the adoption of SFAS 160 did not have a material impact on the Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157, as it relates to financial assets and financial liabilities, became effective for Bio-Imaging on January 1, 2008. On February 12, 2008, the

FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We have determined that the adoption of SFAS 157, as it relates to financial assets and financial liabilities did not have an impact on the Consolidated Financial Statements. The Company is currently evaluating SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities and the related impact on our financial position and results of operations.
     In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1, APB 28-1). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating FSP 107-1, APB 28-1 and believes the implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Results of Operations
     Three Months Ended March 31, 2009 and 2008

			Three
	Three Months		Months
	Ended		Ended
	March 31,	% of Total	March 31,	% of Total
(in thousands)	2009	Revenue	2008	Revenue	$ Change	% Change

Service revenues	$14,475	84.8%	$11,023	78.2%	$3,452	31.3%
Reimbursement revenues	2,595	15.2%	3,077	21.8%	(482)	(15.7)%

Total revenues	17,070	100.0%	14,100	100.0%	2,970	21.1%

Cost and expenses:
Cost of service revenue	9,061	53.1%	6,343	45.0%	2,718	42.9%
Cost of reimbursement revenue	2,595	15.2%	3,077	21.8%	(482)	(15.7)%
Sales and marketing expenses	2,156	12.6%	1,468	10.4%	688	46.9%
General and administrative expenses	1,917	11.2%	1,539	10.9%	378	24.6%
Amortization of intangible assets related to acquisitions	119	0.7%	24	0.2%	95	395.8%

Total cost and expenses	15,848	92.8%	12,451	88.3%	3,397	27.3%

Income from continuing operations before interest and taxes	1,222	7.2%	1,649	11.7%	(427)	(25.9)%
Interest income	22	0.1%	153	1.1%	(131)	(85.6)%
Interest expense	(2)	0.0%	—	0.0%	(2)	0.0%
Income tax provision	(456)	(2.7)%	(666)	(4.7)%	210	(31.5)%

Income from continuing operations, net of taxes	786	4.6%	1,136	8.1%	(350)	(30.8)%

Loss from discontinued operations, net of taxes	—	0.0%	(312)	(2.2)%	312	100.0%

Net income	$786	4.6%	$824	5.8%	$(38)	(4.6)%

     The Consolidated Statements of Income for all periods presented were reclassified to reflect the CapMed division in discontinued operations.
     The Consolidated Statement of Income for fiscal 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.
     Service revenues for the three months ended March 31, 2009 and 2008 were $14.5 million and $11.0 million, respectively, an increase of $3.5 million, or 31.3%. The increase in service revenues was due to $3.7 million in service revenue from PDS. One client, Centocor Ortho Biotech, Inc., encompassing 23 projects represented 12.0% of our service revenue for the three months ended March 31, 2009. One client, Hoffmann-LaRoche, encompassing 11 projects represented 10.2% of our service revenues for the three months ended March 31, 2008.

     Reimbursement revenues and cost of reimbursement revenues for the three months ended March 31, 2009 and 2008 were $2.6 million and $3.1 million, respectively, a decrease of $500,000, or 16.7%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the three months ended March 31, 2009 and 2008 were $9.1 million and $6.3 million, respectively, an increase of $2.7 million, or 42.9%. Cost of service revenues for the three months ended March 31, 2009 and 2008 were comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to the addition of salaries and other labor related costs attributable to the operations of PDS. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will continue to increase in fiscal 2009 as we expand our eClinical market.
     Sales and marketing expenses for the three months ended March 31, 2009 and 2008 were $2.2 million and $1.5 million, respectively, an increase of $700,000, or 46.9%. Sales and marketing expenses for the three months ended March 31, 2009 and 2008 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to the addition of sales personnel from the PDS acquisition along with increased marketing and tradeshow attendance. We expect that sales and marketing expenses will increase in fiscal 2009 as we continue to expand our market presence in the United States and Europe.
     General and administrative expenses for the three months ended March 31, 2009 and 2008 were $1.9 million and $1.5 million, respectively, an increase of $400,000, or 24.6%. General and administrative expenses for the three months ended March 31, 2009 and three months ended March 31, 2008 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is primarily due to the addition of personnel and other professional services related to the administration of PDS. We expect that our general and administrative expenses will increase in 2009 due to increased professional fees and general corporate matters.
     Amortization of intangible assets related to acquisitions for the three months ended March 31, 2009 and 2008 were $119,000 and $24,000, respectively, an increase of $95,000, or 395.8%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. We expect that the amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
     Net interest income was $20,000 for the three months ended March 31, 2009 and $153,000 for the three months ended March 31, 2008, a decrease of $133,000, or 86.9%. Net interest income and expense for the three months ended March 31, 2009 and 2008 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. We expect interest income to decline in 2009 due to the decline in interest rates for short-term investments.
     Our income tax provision for the three months ended March 31, 2009 and 2008 was $456,000 and $666,000, respectively. Our effective tax rate from continuing operations is approximately 36.7% for fiscal 2009. Our effective tax rate from continuing operations was approximately 34.9% for fiscal 2008. The higher effective tax rate in fiscal 2009 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

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
     Our foreign customers accounted for approximately 32% and 38% of service revenues for the three months ended March 31, 2009 and 2008, respectively.
     Liquidity and Capital Resources
     Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures.
Statement of Cash Flow for the three months ended March 31, 2009 compared to March 31, 2008

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2009	March 31, 2008

Net cash provided by activities from continuing operations	$569	$2,834
Net cash used in investing activities from continuing operations	$103	$(9,226)
Net cash provided by financing activities from continuing operations	$(19)	$46
     At March 31, 2009, we had cash and cash equivalents of $14.9 million. Working capital, defined as current assets minus current liabilities, at March 31, 2009 was $8.8 million.
     Net cash provided by continuing operating activities for the three months ended March 31, 2009 was $569,000 as compared to $2.8 million for the three months ended March 31, 2008. This decrease from the prior year is primarily due to the decrease in deferred revenue.
     Cash used in discontinued operations for the three months ended March 31, 2009 was $0 compared to $433,000 for the three months ended March 31, 2008.
     Net cash provided by (used in) investing activities from continuing operations for the three months ended March 31, 2009 was $103,000 as compared to $9.2 million for the three months ended March 31, 2008. The cash usage in 2008 was primarily due to the acquisition of PDS on March 24, 2008. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2009 will be approximately $2 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our U. S. and European operations, as well as capitalization of software costs.

     Net cash used in financing activities from continuing operations for the three months ended March 31, 2009 was $19,000 as compared to net cash provided by financing activities of $46,000 for the three months ended March 31, 2008. The change is primarily attributable to fewer proceeds related to the exercise of stock options.
     The following table lists our cash contractual obligations as of March 31, 2009:

	Payments Due By Period
(in thousands)		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Capital lease obligations	$100,000	$76,000	$24,000	$—	$—
Facility rent operating leases	$16,363,000	$2,407,000	$3,651,000	$3,450,000	$6,855,000
Employment agreements	$1,434,000	$725,000	$709,000	$—	$—

Total contractual cash obligations	$17,897,000	$3,208,000	$4,384,000	$3,450,000	$6,855,000

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
     Our fiscal year 2009 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations, delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Our plans include additional financing, to the extent available. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next 12 months and the foreseeable future.
Changes to Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. As of March 31, 2009, there have been no changes to such critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
     Foreign Currency Risk
     Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A 10 percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $208,000 to our net asset position at March 31, 2009. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
     We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at March 31, 2009. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
     In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. During the three months ended March 31, 2009 and 2008, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. The last Euro call option expired March 31, 2007, and we have not entered into any new Euro call options since that time. As of March 31, 2009, there were no outstanding derivative positions.
Item 4T. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of March 31, 2009, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
     In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.
Item 1A. Risk Factors.
     The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations may suffer. Investing in our common stock involves a high degree of risk. Any of the following factors could harm our business and future results of operations, and you could lose all or part of your investment.
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
The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. The falling equity markets and adverse credit markets may make it difficult for us to raise capital or procure credit in the future to fund the growth of our business, which could have a negative impact on our business and results of operations and limit our ability to pursue acquisitions
We depend on a small number of industries and clients for all of our business, and the loss of one such significant client could cause revenues to drop quickly and unexpectedly.
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
     One client, Centocor Ortho Biotech, Inc., encompassing 23 projects, represented 12.0% of our service revenue for the three months ended March 31, 2009. One client, Hoffmann-LaRoche, encompassing 11 projects, represented 10.2% of our service revenues for the three months ended March 31, 2008. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or cancelled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $93.3 million at March 31, 2009 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
     We recently acquired Phoenix Data Systems, Inc. (PDS) and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business, or otherwise serve our strategic goals. Either as a result of the acquisition of PDS or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, all of which could adversely affect our results of operations and financial condition.
Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.
     Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer, David A. Pitler, Executive Vice President, Bio-Imaging Services, and Peter Benton, Executive Vice President, eClinical. Although we have employment agreements with Mr. Weinstein, Mr. Kaminer and Mr. Benton, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.
Our revenues, earnings and operating costs are exposed to exchange rate fluctuations.
     During the first quarter of 2009, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
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
     The biopharmaceutical services industry is highly competitive, and we face numerous competitors in our business, including hundreds of contract research organizations. If we fail to compete effectively, we will lose clients, which would cause our business to suffer. We, or CROs primarily compete against in-house departments of pharmaceutical companies, full service CROs, small specialty CROs, and to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than we do. In addition, certain of our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.
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
     As of March 31, 2009, we had the following capital structure (in thousands):

Common stock outstanding	14,356

Common stock issuable upon:
Exercise of options which are outstanding	2,014
Exercise of options which have not been granted	703
Restricted stock units outstanding	113

Total common stock outstanding assuming exercise or conversion of all of the above	17,186
     As of March 31, 2009, we had outstanding options to purchase 2.0 million shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $4.35 per share), of which 1.2 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
     Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of March 31, 2009, we had 14.4 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable. As additional shares of common stock become available for resale in the public market pursuant to the registration statement and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
     We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal circumstances of the sellers and other factors. Any sale of substantial amounts of our common stock or other securities in the open market may adversely affect the market price of our securities and may adversely affect our ability to obtain future financing in the capital markets as well as create a potential market overhang.
There are a limited number of stockholders who have significant control over our common stock, allowing them to have significant influence over the outcome of all matters submitted to our stockholders for approval, which may conflict with our interests and the interests of our other stockholders.

     Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 24% of the outstanding shares of common stock and stock options that could have been converted to common stock at March 31, 2009, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2009 and March 31, 2009, our common stock has traded at a low of $2.75 per share and a high of $4.25 per share.
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

BIO-IMAGING TECHNOLOGIES, INC.
DATE: May 8, 2009	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 8, 2009	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)