Form 10-Q
period 2009-06-30
BIOCLINICA INC
filed 2009-08-06
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 001-11182
BIOCLINICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2872047

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
826 Newtown-Yardley Road, Newtown, Pennsylvania 18940-1721
(Address of Principal Executive Offices) (Zip Code)
(267) 757-3000
(Registrant’s Telephone Number, Including Area Code)
BIO-IMAGING TECHNOLOGIES, INC.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
Yes: ☐      No: ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐      No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2009:

Class	Number of Shares
Common Stock, $0.00025 par value	14,358,836

BIOCLINICA, INC. AND SUBSIDIARIES
  - i -

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
     On July 8, 2009, our shareholders approved an amendment to our Certificate of Incorporation, as amended, to change our name from Bio-Imaging Technologies, Inc. to BioClinica, Inc.
     References in this Quarterly Report on Form 10-Q to “BioClinica,” “we,” “us,” or “our” refer to BioClinica, Inc., a Delaware corporation, and its subsidiaries.
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

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(in thousands, except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,614	$14,265
Accounts receivable, net	9,119	11,982
Prepaid expenses and other current assets	2,102	2,315
Assets held for sale	—	500
Deferred income taxes	2,756	3,084

Total current assets	28,591	32,146

Property and equipment, net	7,492	7,022

Intangibles, net	1,827	2,058

Goodwill	27,391	27,391

Other assets	481	591

Total assets	$65,782	$69,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,121	$3,832
Accrued expenses and other current liabilities	4,280	5,236
Deferred revenue	12,554	15,106
Current maturities of capital lease obligations	29	54

Total current liabilities	18,984	24,228
Long-term capital lease obligations	57	65
Deferred income tax	1,104	927
Other liabilities	609	576

Total liabilities	20,754	25,796

Stockholders’ equity:
Preferred stock — $0.00025 par value; authorized 3,000,000 shares, issued and outstanding 0 shares at June 30, 2009 and December 31, 2008	—	—
Common stock — $0.00025 par value; authorized 18,000,000 shares, issued and outstanding 14,357,253 shares at June 30, 2009 and 14,341,403 shares at December 31, 2008	4	4
Additional paid-in capital	42,638	42,270
Retained earnings	2,395	1,080
Accumulated other comprehensive income (loss)	(9)	58

Total stockholders’ equity	45,028	43,412

Total liabilities and stockholders’ equity	$65,782	$69,208

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	June 30,
(in thousands, except per share data)	2009	2008
Service revenues	$13,921	$15,109

Reimbursement revenues	3,142	4,073

Total revenues	17,063	19,182

Cost and expenses:

Cost of service revenues	8,608	8,595
Cost of reimbursement revenues	3,142	4,073
Sales and marketing expenses	2,166	2,229
General and administrative expenses	1,867	1,900
Amortization of intangible assets related to acquisitions	112	133
Restructuring charges	466	—

Total cost and expenses	16,361	16,930

Income from continuing operations before interest and taxes	702	2,252

Interest income	10	101
Interest expense	(3)	(3)
Income tax provision	(180)	(887)

Income from continuing operation, net of taxes	$529	$1,463

Loss from discontinued operations, net of taxes	—	(402)

Net income	$529	$1,061

Basic earnings per share:
Income from continuing operations	$0.04	$0.10

Loss from discontinued operations	—	(0.03)

Net income	$0.04	$0.07

Diluted earnings per share:
Income from continuing operations	$0.04	$0.10

Loss from discontinued operations	—	(0.03)

Net income	$0.04	$0.07

Weighted average shares used to calculate earnings per share:
Basic	14,356	14,279

Diluted	15,118	15,168

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands, except per share data)	2009	2008
Service revenues	$28,396	$26,132

Reimbursement revenues	5,737	7,150

Total revenues	34,133	33,282

Cost and expenses:

Cost of service revenues	17,669	14,938
Cost of reimbursement revenues	5,737	7,150
Sales and marketing expenses	4,322	3,697
General and administrative expenses	3,784	3,439
Amortization of intangible assets related to acquisitions	231	157
Restructuring charges	466	—

Total cost and expenses	32,209	29,381

Income from continuing operations before interest and taxes	1,924	3,901

Interest income	32	254
Interest expense	(5)	(3)
Income tax provision	(636)	(1,553)

Income from continuing operation, net of taxes	$1,315	$2,599

Loss from discontinued operations, net of taxes	—	(715)

Net income	$1,315	$1,884

Basic earnings per share:
Income from continuing operations	$0.09	$0.19

Loss from discontinued operations	—	(0.05)

Net income	$0.09	$0.14

Diluted earnings per share:
Income from continuing operations	$0.09	$0.18

Loss from discontinued operations	—	(0.05)

Net income	$0.09	$0.13

Weighted average shares used to calculate earnings per share:
Basic	14,341	13,157

Diluted	15,101	14,114

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,315	$1,884
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,322	1,709
Provision (benefit) for deferred income taxes	544	(258)
Bad debt expense (recovery)	84	(29)
Stock based compensation expense	368	250
Loss from discontinued operations	—	445
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	2,772	766
Decrease (increase) in prepaid expenses and other current assets	208	(203)
Decrease (increase) in other assets	108	(24)
(Decrease) increase in accounts payable	(1,734)	626
(Decrease) increase in accrued expenses and other current liabilities	(1,013)	1,098
(Decrease) increase in deferred revenue	(2,546)	987
Increase in other liabilities	28	24
Decrease in net assets held for sale	—	313

Cash provided by activities from continuing operations	$1,448	$7,588
Cash used by discontinued operations	—	(758)

Net cash provided by operating activities	$1,448	$6,830

Cash flows from investing activities:
Purchases of property and equipment	(1,567)	(1,765)
Net cash received for sale of assets of discontinued operations	500	—
Net cash paid for acquisition	—	(8,193)

Net cash used in investing activities from continuing operations	$(1,067)	$(9,958)
Purchase of plant, property, equipment for discontinued operations	—	(240)

Net cash provided used in investing activities	$(1,067)	$(10,198)

Cash flows from financing activities:
Payments under equipment lease obligations	(33)	(111)
Excess tax benefit related to stock options	—	50
Proceeds from exercise of stock options	3	352

Net cash (used in) provided by financing activities from continuing operations	$(30)	$291

Effect of exchange rate changes on cash	(2)	209

Net increase (decrease) in cash and cash equivalents	$349	$(2,868)
Cash and cash equivalents at beginning of period	$14,265	$17,915

Cash and cash equivalents at end of period	$14,614	$15,047

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5	$3
Cash paid during the period for income taxes	$72	$1,050

Schedule of non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$11	$22

Acquired business:
Accounts receivable	$—	$4,926
Prepaid and other current assets	—	258
Property and equipment	—	741
Other assets	—	37
Intangible assets and goodwill	—	23,871
Current liabilities assumed	—	(1,062)
Other liabilities assumed	—	(4,474)
Common stock issued	—	(16,104)

Cash paid for acquired business, net of cash acquired for the six months ended June 30, 2008 of $418	$—	$8,193

STATEMENT OF COMPREHENSIVE INCOME:
Net income	$1,315	$1,884
Equity adjustment from foreign currency translation	(67)	111

Total comprehensive income	$1,248	$1,995

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Interim Financial Statements
Basis of Presentation.
     On July 8, 2009, our shareholders approved an amendment to our Certificate of Incorporation, as amended, to change our name from Bio-Imaging Technologies, Inc. to BioClinica, Inc.
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
     The Balance Sheet at December 31, 2008 includes Phoenix Data Systems, Inc., a Pennsylvania corporation, hereinafter referred to as PDS, due to the acquisition of PDS by BioClinica on March 24, 2008. The Consolidated Statement of Income for the six months ended June 30, 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to the immateriality of PDS’s results of operations for that period.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Functional Currency.
     The functional currency for our French and Netherlands operations is the Euro based on our initial and periodic evaluations of economic factors as set forth in Financial Accounting Standards Board (FASB) Statement No. 52, “Foreign Currency Translation” (SFAS 52).
Note 2 — Restructuring charges
     In the second quarter of 2009, in order to streamline the operations and reduce costs, Management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs.
The Company has paid $55,000 of the restructuring cost as of June 30, 2009 and $411,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet. The $411,000 remaining to be paid of the restructuring cost primarily consists of the severance to employees and will all be paid out by December 31, 2009. The Company expects to realize an annual savings of $1.6 million from the restructuring.
Note 3 — Stockholders’ Equity Rollforward
     The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2008 through June 30, 2009:

					Accumu-
					lated
				Retained	Other
			Additional	Earnings	Compre-
	Common Stock		Paid-in	(Accumulated	hensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Deficit)	Income	Equity
Balance at December 31, 2008	14,341	$4	$42,270	$1,080	$58	$43,412

Stock options exercised	1	—	3	—	—	3
Restricted shares issued	15	—	(31)	—	—	(31)
Stock based compensation	—	—	396	—	—	396
Equity adjustment from foreign currency translation	—	—	—	—	(67)	(67)
Net income	—	—	—	1,315	—	1,315

Balance at June 30, 2009	14,357	$4	$42,638	$2,395	$(9)	$45,028

Note 4 — Earnings Per Share
     Basic income per common share for the three and six months ended June 30, 2009 and 2008 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three and six months ended June 30, 2009 and 2008 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income — basic and diluted	$529	$1,884	$1,315	$1,061

Denominator — basic:
Weighted average number of common shares	14,357	13,157	14,341	14,279

Basic income per common share	$0.04	$0.14	$0.09	$0.07

Denominator — diluted:
Weighted average number of common shares	14,357	13,157	14,341	14,279
Common share equivalents of outstanding stock options	487	774	470	705
Common share equivalents of unrecognized compensation expense	274	183	290	184

Weighted average number of dilutive common equity shares	15,118	14,114	15,101	15,168

Diluted income per common share	$0.04	$0.13	$0.09	$0.07

     Options to purchase 628,000 and 311,000 shares of our common stock respectively, had been excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2009 and June 30, 2008, respectively, as they were all antidilutive. Options to purchase 628,000 and 318,000 shares of our common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2009 and June 30, 2008, respectively, as they were all antidilutive.
Note 5 — Commitments and Contingencies
     On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with both its Chief Financial Officer and the President of its eClinical division. The Chief Financial Officer’s agreement expires February 23, 2010 and is renewable on an annual basis. The President of eClinical division’s agreement expires September 30, 2009 and is

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
renewable on an annual basis. The aggregate amount due from January 1, 2009 through the expiration under these agreements was $1,209,156.
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

(in thousands)	June 30, 2009	December 31, 2008
Billed trade accounts receivable	$8,513	$10,091
Unbilled trade accounts receivable	584	1,863
Other	22	28

Total Receivables	$9,119	$11,982

Allowance Rollforward (in thousands):
Balance at January 1, 2009	$11
Additions	95
Write offs and Recoveries	(106)

Balance at June 30, 2009	$0
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
     The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) credit carryforwards of $1.1 million as of June 30, 2009. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these NOL credit carryforwards. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     The Company recognizes contingent liabilities for any tax related exposures when those exposures are reasonably possible.
     For the six months ended June 30, 2009 and 2008, the tax benefit of the stock option deductions recorded to additional paid in capital was $0 and $50,000, respectively.
     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.9 million of undistributed earnings from its non-U.S. operations as of June 30, 2009 because such earnings are intended to be reinvested indefinitely outside of the United States.
     We apply FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     There were no material unrecognized tax benefits as of June 30, 2009 and December 31, 2008. We do not expect the unrecognized tax benefit to materially change during the next 12 months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2005 through 2007 are subject to examination. Our state taxes for years 2000 through 2007 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.
Note 8 — Acquisition
          On March 24, 2008, BioClinica acquired Phoenix Data Systems, Inc. (“PDS”) to expand our pharmaceutical services in the area of electronic data capture and other eClinical data solutions to our clients (the “Acquisition”). The Acquisition was made pursuant to an Agreement and Plan of Merger (the “PDS Merger Agreement”), dated March 24, 2008, by and among the Company, BioClinica Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and PDS and its Stockholders’ Representative. Pursuant to the terms of the PDS Merger Agreement, PDS merged with and into Merger Sub. Following the consummation of the Acquisition, PDS ceased to exist and Merger Sub became a wholly-owned subsidiary of the Company. In connection with the Acquisition, the Company also entered into employment agreements with members of the senior management team of PDS. However, none of these individuals are executive officers of the Company.
     Under the terms of the PDS Merger Agreement, the Company acquired all of PDS’s outstanding capital stock. The total consideration paid by the Company to the PDS stockholders was $23.9 million, comprised of $6.9 million in cash and 2.3 million shares of common stock, par value $0.00025 per share,

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of the Company, with an average closing price per share over the last 30 trading days ending and including March 19, 2008 of $7.42. The aggregate purchase price was subject to a post-closing adjustment based on the Tangible Net Worth (as defined in the PDS Merger Agreement) of PDS on the Closing Date (as defined in the PDS Merger Agreement). Pursuant to the terms of the PDS Merger Agreement, five percent of the aggregate consideration was held in escrow for the finalization of the Closing Tangible Net Worth Statement (as defined in the PDS Merger Agreement). On June 13, 2008, BioClinica and the Stockholders’ Representative agreed to a decrease of $230,000 to the purchase price due to the minimum threshold to the Closing Tangible Net Worth Statement not being achieved. BioClinica received $64,000 in cash back in June 2008 and 22,453 shares of our common stock back in July 2008 from the purchase price escrow. Additionally, ten percent of the aggregate consideration was to be held in escrow to cover any potential indemnification claims under the PDS Merger Agreement for a period ending no later than March 31, 2009. There were no indemnification claims and this amount was paid to the stockholders in April 2009. We also incurred approximately $1.1 million in Acquisition costs. At the Acquisition date, the stock was recorded at an average price of $7.04 per share.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the six months ended June 30, 2008 as if the Acquisition had occurred as of the beginning of the period presented after giving effect to certain adjustments. The pro forma results for the six months ended June, 30, 2008 include $789,000 of Acquisition costs incurred by PDS. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

Six Months Ended
(in thousands)	June 30, 2008
Total revenue	$37,983
Income from continuing operations before interest and taxes	2,057
Income from continuing operations, net of taxes	1,378
Basic earnings per share:

Income from continuing operations	$0.10
Diluted earnings per share:
Income from continuing operations	$0.09
     In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction.
Note 9 — Discontinued Operations and Assets Held for Sale
     In the fourth quarter of 2008, the Company classified its interest in the CapMed business as held for sale. On January 6, 2009, pursuant to the Asset Purchase Agreement by and among the Company and MBI Benefits, Inc. (the “Purchaser”), an indirectly owned subsidiary of Metavante Technologies, Inc. (“Metavante”), dated as of January 6, 2009 (the “Agreement”), the Company sold its CapMed Division, including the division’s Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the Agreement, Metavante paid the Company an upfront payment of five hundred thousand dollars ($500,000) in cash and will make an earn-out payment to the Company based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. The Company will receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser entered into with certain “prospects” during the first six months of 2009. Additionally, the Company will receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
“prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010. There were no earn out payments made during the six months ended June 30, 2009.
     As a result of the sale, the results of the CapMed operations, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Company’s consolidated statements of operations. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation. As of June 30, 2009, there were no assets or liabilities related to this discontinued operation.
     Our exit of the CapMed business resulted, in part, from our strategy to exit non-strategic businesses. The following amounts related to the CapMed operations were derived from historical financial information and have been segregated from continuing operations and reported in discontinued operations:

Six Months Ended
June 30, 2008
Service revenues	$251

Costs and expenses	1,393
Loss from impairment	—

Pretax loss	(1,142)

Benefit from income taxes	427

Net loss from discontinued operations	$(715)

     The following is a summary of the assets and liabilities of the CapMed discontinued operations as of December 31, 2008. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between CapMed discontinued operations and the Company (in thousands):

Current Assets	27
Fixed Assets	1,257

Net Assets	$1,284

     The company recognized a pretax loss of $5.0 million ($3.0 million, net of income taxes), which was recognized in the fourth quarter of 2008.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10 — Intangible Assets
     At June 30, 2009 the composition of intangible assets were as follows:

		Estimated
(in thousands)	June 30, 2009	Useful Life
Amortized intangible assets:
Technology	$843	5 years
Trademarks	48	5 years
Customer backlog	1,612	3 to 7 years
Non-competition agreement	349	2 to 3 years

	2,852
Accumulated amortization	(1,025)

	$1,827

Unamortized intangible assets:

Goodwill	$27,391

     Estimated future amortization of the intangible assets is as follows:

Fiscal years ending
2009	$225
2010	423
2011	379
2012	324
2013	227
Thereafter	249

$1,827

Note 11 — Subsequent Events
     Management evaluated all activity of BioClinica through August 6, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     On July 8, 2009, our shareholders approved an amendment to our Certificate of Incorporation, as amended, to change our name from Bio-Imaging Technologies, Inc. to BioClinica, Inc.
     BioClinica, Inc. is a global clinical trials service organization, providing medical image management and eClinical services, including electronic data capture and clinical data management solutions, to pharmaceutical, biotechnology, medical device companies and other organizations, including contract research organizations (CROs), engaged in clinical trials.
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

     Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of June 30, 2009, which includes our medical image management and eClinical services, was $94.1 million compared to $93.3 million at March 31, 2009 and $115.8 million at June 30, 2008.
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
     We believe that the short-term market for our services has been adversely impacted by pharmaceutical companies’ response to overall economic conditions, resulting in some contract decisions being delayed and major projects being split into smaller components as part of a revised budgetary approval process. On a long term basis, we believe that the recognition within the bio-pharmaceutical industry of the operational efficiency and scalable reliability of using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data will continue to drive demand for our services. We also believe that rapidly growing recognition of the inherent advantages of eClinical/EDC technology to standardize and accelerate reliable data flow from the clinical trial sites to the clinical trial sponsor will further drive the adoption and growth of our eClinical service offerings. We believe our eClinical services favorably compare to the traditional process of manual data collection on paper case report forms that are more susceptible to transcription and other data entry errors.
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

Recent Accounting Pronouncements
     On June 30, 2009, BioClinica adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Financial Statements.
     On January 1, 2009, BioClinica adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.
     On January 1, 2009, BioClinica adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) had no impact on the Financial Statements.
     On June 30, 2009, BioClinica adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of FSP FAS 107-1/APB 28-1 had no impact on the Financial Statements.

     Effective January 1, 2009, BioClinica adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of FSP FAS 141(R)-1 had no impact on the Financial Statements.
     On January 1, 2009, BioClinica adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Financial Statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for BioClinica for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the Financial Statements since it only requires changes to the presentation of disclosures.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for BioClinica on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the Financial Statements.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for BioClinica on January 1, 2010. Management is currently evaluating the potential impact of SFAS 166 on the Financial Statements.

Results of Operations
     Three Months Ended June 30, 2009 and 2008

	Three		Three
	Months		Months
	Ended		Ended
	June 30,	% of Total	June 30,	% of Total
(in thousands)	2009	Revenue	2008	Revenue	$ Change	% Change

Service revenues	$13,921	81.6%	$15,109	78.8%	$(1,188)	(7.9)%
Reimbursement revenues	3,142	18.4%	4,073	21.2%	(931)	(22.9)%

Total revenues	17,063	100.0%	19,182	100.0%	(2,119)	(11.0)%

Cost and expenses:
Cost of service revenue	8,608	50.5%	8,595	44.8%	13	0.2%
Cost of reimbursement revenue	3,142	18.4%	4,073	21.2%	(931)	(22.9)%
Sales and marketing expenses	2,166	12.7%	2,229	11.6%	(63)	(2.8)%
General and administrative expenses	1,867	10.9%	1,900	9.9%	(33)	(1.7)%
Amortization of intangible assets related to acquisitions	112	0.7%	133	0.8%	(21)	(15.8)%
Restructuring Cost	466	2.7%	—		466	0.0%

Total cost and expenses	16,361	95.9%	16,930	88.3%	(569)	(3.4)%

Income from continuing operations before interest and taxes	702	4.1%	2,252	11.7%	(1,550)	(68.8)%
Interest income	10	0.1%	101	0.5%	(91)	(90.1)%
Interest expense	(3)	0.0%	(3)	0.0%	—	0.0%
Income tax provision	(180)	(1.1)%	(887)	(4.6)%	707	(79.7)%

Income from continuing operations, net of taxes	529	3.1%	1,463	7.6%	(934)	(63.8)%
Loss from discontinued operations, net of taxes	—	0.0%	(402)	(2.1)%	402	(100.0)%

Net income	$529	3.1%	$1,061	5.5%	$(532)	(50.1)%

     The Consolidated Statements of Income for all periods presented were reclassified to reflect the CapMed division in discontinued operations.
     Service revenues for the three months ended June 30, 2009 and 2008 were $13.9 million and $15.1 million, respectively, a decrease of $1.2 million, or 7.9%. The decrease in our service revenues was due to the pharmaceutical companies’ response to overall economic conditions, resulting in re-evaluation of drug programs and some contract decisions being delayed. We believe as worldwide demand for new drugs grow, our customers will continue to conduct more clinical trials in pursuit of regulatory approval in countries around the world and clinical trials service organizations, such as ours, with an established global presence, depth of services and expertise, will continue to benefit. No one client accounted for more than 10.0% of service revenues for the three months ended June 30, 2009 and 2008.

     Reimbursement revenues and cost of reimbursement revenues for the three months ended June 30, 2009 and 2008 were $3.1 million and $4.1 million, respectively, a decrease of $1 million, or 22.2%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the three months ended June 30, 2009 and 2008 remained flat year over year at $8.6 million. Cost of service revenues for the three months ended June 30, 2009 and 2008 were comprised of professional salaries and benefits and allocated overhead. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will decrease for the remainder of fiscal 2009 due to the savings from the restructuring in the second quarter of 2009.
     Sales and marketing expenses for the three months ended June 30, 2009 and 2008 remained flat year over year at $2.2 million. Sales and marketing expenses for the three months ended June 30, 2009 and 2008 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. We expect that our sales and marketing expenses will increase in fiscal 2009 as we continue to expand our market presence in the United States and Europe.
     General and administrative expenses for the three months ended June 30, 2009 and 2008 remained flat year over year at $1.9 million. General and administrative expenses for the three months ended June 30, 2009 and three months ended June 30, 2008 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. This decrease is primarily due to non-recurring professional fees incurred in the second quarter of 2008. In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction. We expect that our general and administrative expenses will remain relatively flat for the remainder of fiscal 2009.
     Amortization of intangible assets related to acquisitions for the three months ended June 30, 2009 and 2008 were $112,000 and $133,000, respectively, a decrease of $21,000, or 15.8%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. We expect that the amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
     Net interest income was $7,000 for the three months ended June 30, 2009 and $98,000 for the three months ended June 30, 2008, a decrease of $91,000, or 92.9%. Net interest income and expense for the three months ended June 30, 2009 and 2008 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease was due to a decline in market interest rates for short-term cash investments; we expect this trend to continue throughout 2009.

     Our income tax provision for the three months ended June 30, 2009 and 2008 was $180,000 and $887,000, respectively. Our effective tax rate from continuing operations is approximately 35% for fiscal 2009.
     Six Months Ended June 30, 2009 and 2008

			Six
	Six Months		Months
	Ended		Ended
	June 30,	% of Total	June 30,	% of Total
(in thousands)	2009	Revenue	2008	Revenue	$ Change	% Change

Service revenues	$28,396	83.2%	$26,132	78.5%	$2,264	8.7%
Reimbursement revenues	5,737	16.8%	7,150	21.5%	(1,413)	(19.8)%

Total revenues	34,133	100.0%	33,282	100.0%	851	2.6%

Cost and expenses:
Cost of service revenue	17,669	51.8%	14,938	44.9%	2,731	18.3%
Cost of reimbursement revenue	5,737	16.8%	7,150	21.5%	(1,413)	(19.8)%
Sales and marketing expenses	4,322	12.7%	3,697	11.1%	625	16.9%
General and administrative expenses	3,784	11.1%	3,439	10.3%	345	10.0%
Amortization of intangible assets related to acquisitions	231	0.6%	157	0.5%	74	47.1%
Restructuring Charges	466	1.4%		0.0%	466	0.0%

Total cost and expenses	32,209	94.4%	29,381	88.3%	2,828	9.6%

Income from continuing operations before interest and taxes	1,924	5.6%	3,901	11.7%	(1,977)	(50.7)%
Interest income	32	0.1%	254	0.8%	(222)	(87.4)%
Interest expense	(5)	(0.0)%	(3)	0.0%	(2)	66.7. %
Income tax provision	(636)	(1.9)%	(1,553)	(4.7)%	917	(59.0)%

Income from continuing operations, net of taxes	1,315	3.8%	2,599	7.8%	(1,284)	(49.4)%
Loss from discontinued operations, net of taxes	—	0.0%	(715)	(2.1)%	715	100.0%

Net income	1,315	3.8%	$1,884	5.7%	$(569)	(30.2)%

     The Consolidated Statements of Income for all periods presented were reclassified to reflect the CapMed division in discontinued operations.
     The Consolidated Statement of Income for the six months ended June 30, 2009 and 2008 includes the financial results of PDS since the acquisition date of March 24, 2008 (except that the period from March 24, 2008 through March 31, 2008 has been excluded due to immateriality).
     Service revenues for the six months ended June 30, 2009 and 2008 were $28.4 million and $26.1 million respectively, an increase of $2.3 million, or 8.7%. The increase in our service revenues was due to the addition of PDS service revenues in the second quarter of 2008. Our service revenues have been impacted due to the pharmaceutical companies’ response to overall economic conditions, resulting in re-evaluation of drug programs and some contract decisions being delayed. We believe as worldwide demand for new drugs grow, our customers will continue to conduct more clinical trials in pursuit of regulatory approval in countries around the world and clinical trials service organizations, such as ours, with an established global presence, depth of services and expertise, will continue to benefit. No one client, accounted for more than 10.0% of service revenues for the six months ended June 30, 2009 and 2008.
     Reimbursement revenues and cost of reimbursement revenues for the six months ended June 30, 2009 and 2008 were $5.7 million and $7.2 million respectively, a decrease of $1.5 million, or 19.8%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the six months ended June 30, 2009 and 2008 were $17.7 million and $14.9 million respectively, an increase of $2.8 million, or 18.3%. Cost of service revenues for the six months ended June 30, 2009 and 2008 were comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to a full six months of PDS costs in 2009. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of revenues will decrease for the remainder of fiscal 2009 due to the savings from the restructuring in the second quarter of 2009.
     Sales and marketing expenses for the six months ended June 30, 2009 and 2008 were $4.3 million and $3.7 million respectively, an increase of $625,000, or 16.9%. Sales and marketing expenses for the six months ended June 30, 2009 and 2008 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to the addition of sales personnel from the PDS acquisition along with increased marketing and tradeshow attendance. We expect that our sales and marketing expenses will increase in fiscal 2009 as we continue to expand our market presence in the United States and Europe.
     General and administrative expenses for the six months ended June 30, 2009 and 2008 were $3.8 million and $3.4 million respectively, an increase of $345,000, or 10.0%. General and administrative expenses for the six months ended June 30, 2009 and six months ended June 30, 2008 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The decrease is primarily due to non-recurring professional fees incurred in the second quarter of 2008 offset by the full six months of PDS in 2009. In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction. We expect that our general and administrative expenses will remain relatively flat for the remainder of fiscal 2009.
     Amortization of intangible assets related to acquisitions for the six months ended June 30, 2009 and 2008 were $190,000 and $157,000 respectively, an increase of $33,000, or 21.0%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. The increase is due to the acquisition of PDS on March 24, 2008. We expect that the amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
     Net interest income was $27,000 for the six months ended June 30, 2009 and $251,000 for the six months ended June 30, 2008, a decrease of $224,000, or 89.2%. Net interest income and expense for the six months ended June 30, 2009 and 2008 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease was due to a decline in market interest rates for short-term cash investments; we expect this trend to continue throughout 2009.
     Our income tax provision for the six months ended June 30, 2009 and 2008 was $636,000 and $1.5 million respectively. Our effective tax rate from continuing operations is approximately 35% for fiscal 2009.
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
     Our foreign customers accounted for approximately 22% and 25% of service revenues for the three months ended June 30, 2009 and 2008, respectively.

     Liquidity and Capital Resources
     Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures.
Statement of Cash Flow for the six months ended June 30, 2009 compared to June 30, 2008

	Six Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2009	June 30, 2008
Net cash provided by activities from continuing operations	$1,448	$7,588
Net cash used in investing activities from continuing operations	$(1,067)	$(9,958)
Net cash provided by financing activities from continuing operations	$(30)	$291
     At June 30, 2009, we had cash and cash equivalents of $14.6 million. Working capital, defined as current assets minus current liabilities, at June 30, 2009 was $9.6 million.
     Net cash provided by continuing operating activities for the six months ended June 30, 2009 was $1.4 million as compared to $7.6 million for the six months ended June 30, 2008. This decrease from the prior year is primarily due to the decrease in deferred revenue of $2.6 million and the decrease in accrued accounts payable of $1.7 million.
     Cash used in discontinued operations for the six months ended June 30, 2009 was $0 compared to $758 for the three months ended June 30, 2008.
     Net cash used in investing activities from continuing operations for the six months ended June 30, 2009 was $1.1 million as compared to $10.0 million for the six months ended June 30, 2008. The cash usage in 2008 was primarily due to the acquisition of PDS on March 24, 2008. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2009 will be approximately $1 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our U. S. and European operations, as well as capitalization of software costs.
     Net cash used in by financing activities from continuing operations for the six months ended June 30, 2009 was $30,000 as compared to net cash provided by financing activities of $291,000 for the six months ended June 30, 2008. The change is primarily attributable to fewer proceeds related to the exercise of stock options.

     The following table lists our cash contractual obligations as of June 30, 2009:

	Payments Due By Period
(in thousands)		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years

Capital lease obligations	$86	$75	$11	$—	$—
Facility rent operating leases	$15,738	$2,230	$3,671	$3,362	$6,475
Employment agreements	$1,209	$500	$709	$—	$—

Total contractual cash obligations	$17,033	$2,805	$4,391	$3,362	$6,475

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
     We may seek to use a portion of our current cash on hand, or seek to raise additional capital from equity or debt sources, in order to take advantage of unanticipated opportunities, such as more rapid expansion, acquisitions of complementary businesses or the development of new services. We cannot assure you that additional financing will be available, if at all, on terms acceptable to us.
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

Changes to Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. As of June 30, 2009, there have been no changes to such critical accounting policies and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
   Interest Rate Risk
     We invest in high-quality financial instruments, comprised of savings accounts, certificates of deposit and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
   Foreign Currency Risk
     Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A 10 percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $256,000 to our net asset position at June 30, 2009. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
     We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at June 30, 2009. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
     In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. During the six months ended June 30, 2009 and 2008, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. The last Euro call option expired March 31, 2007, and we have not entered into any new Euro call options since that time. As of June 30, 2009, there were no outstanding derivative positions.

Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of June 30, 2009, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     No client represented 10.0% or more of our service revenue for the six months ended June 30, 2009 and 2008. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or cancelled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $94.1 million at June 30, 2009 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
We acquired Phoenix Data Systems, Inc. in March 2008 and may engage in future acquisitions, which may be expensive and time consuming, and from which we may not realize anticipated benefits.
     We acquired Phoenix Data Systems, Inc. (PDS) in March 2008 and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business, or otherwise serve our strategic goals. Either as a result of the acquisition of PDS or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, all of which could adversely affect our results of operations and financial condition.
Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.
     Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer, David A. Pitler, Executive Vice President, President BioImaging Services, and Peter Benton, Executive Vice President, President eClinical. Although we have employment agreements with Mr. Weinstein, Mr. Kaminer and Mr. Benton, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.
Our revenues, earnings and operating costs are exposed to exchange rate fluctuations.
     During the second quarter of 2009, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
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
     The biopharmaceutical services industry is highly competitive, and we face numerous competitors in our business, including hundreds of contract research organizations. If we fail to compete effectively, we will lose clients, which would cause our business to suffer. We, or CROs, primarily compete against in-house departments of pharmaceutical companies, full service CROs, small specialty CROs, and to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than we do. In addition, certain of our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.
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
     As of June 30, 2009, we had the following capital structure (in thousands):

Common stock outstanding	14,357

Common stock issuable upon:
Exercise of options which are outstanding	1,948
Exercise of options which have not been granted	768
Restricted stock units outstanding	113

Total common stock outstanding assuming exercise or conversion of all of the above	17,186
     As of June 30, 2009, we had outstanding options to purchase 1,948,773 million shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $4.23 per share), of which 1,244,196 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
     Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of June 30, 2009, we had 14,357,253 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable.
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
     Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 24% of the outstanding shares of common stock and stock options that could have been converted to common stock at June 30, 2009, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2009 and June 30, 2009, our common stock has traded at a low of $2.75 per share and a high of $4.27 per share.
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
     We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted to common stock. The remaining 1,750,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner. In July 2009, our board of directors also adopted a stockholder rights plan, similar to plans adopted by many other publicly-traded companies. The stockholder rights plan is intended to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors.
     These provisions of our certificate of incorporation, stockholder rights plan and of Delaware law, may have the effect of delaying, deterring or preventing a change in control of our company, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock. In addition, these provisions make it more difficult to replace or remove our current management team in the event our stockholders believe this would be in the best interest of our company and our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Our annual meeting of stockholders was held on July 8, 2009.

(b)	The following is a list of all of the nominees for Director of our company who were elected at the annual meeting and whose term of office continued after the meeting;
(i)	Mark L. Weinstein

(ii)	Jeffrey H. Berg, Ph.D.

(iii)	Richard F. Cimino

(iv)	E. Martin Davidoff, CPA, Esq.

(v)	David E. Nowicki, D.M.D.

(vi)	Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA

(vii)	David M. Stack

(viii)	James A. Taylor, Ph.D.
(c)	There were present at the annual meeting, in person or by proxy, not less than 12,610,033 shares of Common Stock, out of a total number of 14,357,253 shares of Common Stock issued and outstanding and entitled to vote at the annual meeting.

(d)	The results of the vote of the stockholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the board of directors were as follows:

(i)	A vote was taken for the election of the nominees for our board of directors:

Nominee	For	Withheld

Mark L. Weinstein	12,113,725	496,308
Jeffrey H. Berg, Ph.D.	12,369,201	240,832
Richard F. Cimino	12,369,873	240,160
E. Martin Davidoff, CPA, Esq.	12,025,810	584,223
David E. Nowicki, D.M.D.	12,358,210	251,823
Adeoye, Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHS	12,369,875	240,158
David M. Stack	12,019,544	590,489
James A. Taylor, Ph.D.	12,357,435	252,598
(ii)	A vote was taken to amend the Company’s Certificate of Incorporation, as amended, to change the Company’s name from Bio-Imaging Technologies, Inc. to BioClinica, Inc.:

For	Against	Abstain

12,143,064	408,473	58,496
(iii)	A vote was taken to amend the Company’s Certificate of Incorporation, as amended, to increase the authorized shares of the Company’s common stock from 18,000,000 to 36,000,000 shares:

For	Against	Abstain

11,043,924	1,563,806	2,303
(iv)	A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain

12,549,176	21,861	250,370
Item 5. Other Information.
     None.

Item 6. Exhibits.
10.1	Employment Agreement, dated September 19, 2008, by and between Bio-Imaging Technologies, Inc. and Peter Benton.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.

DATE: August 6, 2009	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 6, 2009	By:	/s/ Ted I. Kaminer

Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)