Form 10-Q
period 2009-09-30
BIOCLINICA INC
filed 2009-11-06
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐     No: ☑
          State the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2009:

Class	Number of Shares
Common Stock, $0.00025 par value	14,392,145

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

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(in thousands, except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,060	$14,265
Accounts receivable, net	11,218	11,982
Prepaid expenses and other current assets	1,565	2,315
Assets held for sale	—	500
Deferred income taxes	3,802	3,084

Total current assets	29,645	32,146

Property and equipment, net	7,681	7,022

Intangibles, net	2,114	2,058

Goodwill	33,296	27,391

Other assets	471	591

Total assets	$73,207	$69,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,630	$3,832
Accrued expenses and other current liabilities	6,292	5,236
Deferred revenue	13,701	15,106
Current maturities of capital lease obligations	22	54

Total current liabilities	22,645	24,228

Long-term capital lease obligations	53	65
Deferred income tax	1,035	927
Other liabilities	2,151	576

Total liabilities	25,884	25,796

Stockholders’ equity:
Preferred stock — $0.00025 par value; authorized 3,000,000 shares, issued and outstanding 0 shares at September 30, 2009 and December 31, 2008	—	—
Common stock — $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 14,392,145 shares at September 30, 2009 and 14,341,403 shares at December 31, 2008	4	4
Additional paid-in capital	42,864	42,270
Contingent consideration	1,309	—
Retained earnings	3,096	1,080
Accumulated other comprehensive income	50	58

Total stockholders’ equity	47,323	43,412

Total liabilities and stockholders’ equity	$73,207	$69,208

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	September 30,
(in thousands, except per share data)	2009	2008
Service revenues	$14,146	$15,093

Reimbursement revenues	4,227	3,048

Total revenues	18,373	18,141

Cost and expenses:

Cost of service revenues	8,937	8,513
Cost of reimbursement revenues	4,227	3,048
Sales and marketing expenses	1,617	2,120
General and administrative expenses	1,759	1,962
Amortization of intangible assets related to acquisitions	113	212
Restructuring charges	—	—
Mergers and acquisitions related expenses	560

Total cost and expenses	17,213	15,855

Income from continuing operations before interest and taxes	1,160	2,286

Interest income	5	98
Interest expense	(1)	(1)
Income tax provision	(463)	(856)

Income from continuing operation, net of taxes	$701	$1,527

Loss from discontinued operations, net of taxes	—	(451)

Net income	$701	$1,076

Basic earnings per share:
Income from continuing operations	$0.05	$0.11

Loss from discontinued operations	—	(0.03)

Net income	$0.05	$0.08

Diluted earnings per share:
Income from continuing operations	$0.05	$0.10

Loss from discontinued operations	—	(0.03)

Net income	$0.05	$0.07

Weighted average shares used to calculate earnings per share:
Basic	14,367	14,334

Diluted	15,146	15,173

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands, except per share data)	2009	2008
Service revenues	$42,542	$41,225

Reimbursement revenues	9,964	10,198

Total revenues	52,506	51,423

Cost and expenses:

Cost of service revenues	26,606	23,451
Cost of reimbursement revenues	9,964	10,198
Sales and marketing expenses	5,939	5,817
General and administrative expenses	5,543	5,401
Amortization of intangible assets related to acquisitions	344	369
Restructuring charges	466	—
Mergers and acquisitions related expenses	560

Total cost and expenses	49,422	45,236

Income from continuing operations before interest and taxes	3,084	6,187

Interest income	37	352
Interest expense	(6)	(4)
Income tax provision	(1,099)	(2,409)

Income from continuing operation, net of taxes	$2,016	$4,126

Loss from discontinued operations, net of taxes	—	(1,165)

Net income	$2,016	$2,961

Basic earnings per share:
Income from continuing operations	$0.14	$0.30

Loss from discontinued operations	—	(0.08)

Net income	$0.14	$0.22

Diluted earnings per share:
Income from continuing operations	$0.13	$0.29

Loss from discontinued operations	—	(0.09)

Net income	$0.13	$0.20

Weighted average shares used to calculate earnings per share:
Basic	14,346	13,554

Diluted	15,161	14,461

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$2,016	$2,961
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,109	2,347
(Provision) benefit for deferred income taxes	(820)	240
Bad debt expense (recovery)	84	(29)
Stock based compensation expense	599	538
Loss from discontinued operations	—	1,165
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	1,573	(1,364)
Decrease in prepaid expenses and other current assets	748	68
Decrease in other assets	119	53
(Decrease) increase in accounts payable	(1,204)	1,402
Increase in accrued expenses and other current liabilities	133	515
Decrease in deferred revenue	(1,407)	(1,133)
Decrease in other liabilities	(80)	(39)
Decrease in net assets held for sale	—	506

Cash provided by activities from continuing operations	$3,870	$7,230
Cash used by discontinued operations	—	(1,671)

Net cash provided by operating activities	$3,870	$5,559

Cash flows from investing activities:
Purchases of property and equipment	(2,435)	(2,120)
Net cash received for sale of assets of discontinued operations	500	—
Net cash paid for acquisitions	(3,144)	(8,129)

Net cash used in investing activities from continuing operations	$(5,079)	$(10,249)
Purchase of plant, property, equipment for discontinued operations	—	(240)

Net cash used in investing activities	$(5,079)	$(10,489)

Cash flows from financing activities:
Payments under equipment lease obligations	(43)	(135)
Excess tax benefit related to stock options	—	77
Proceeds from exercise of stock options	27	381

Net cash (used in) provided by financing activities from continuing operations	$(16)	$323

Effect of exchange rate changes on cash	20	(55)

Net decrease in cash and cash equivalents	$(1,205)	$(4,662)
Cash and cash equivalents at beginning of period	$14,265	$17,915

Cash and cash equivalents at end of period	$13,060	$13,253

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$2
Cash paid during the period for income taxes	$185	$908

Schedule of non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$0	$195

Acquired businesses:
Accounts receivable	$934	$4,926
Prepaid and other current assets	55	258
Property and equipment	—	741
Other assets	—	37
Intangible assets and goodwill	2,248	23,712
Current liabilities assumed	(93)	(1,124)
Other liabilities assumed	—	(4,474)
Common stock issued	—	(15,947)

Cash paid for acquired businesses, net of cash acquired for the nine months ended September 30, 2009 and 2008 of $0 and $418	$3,144	$8,129

STATEMENT OF COMPREHENSIVE INCOME:
Net income	$2,016	$2,959
Equity adjustment from foreign currency translation	(8)	(49)

Total comprehensive income	$2,008	$2,910

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Interim Financial Statements
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
          The Balance Sheet at December 31, 2008 includes Phoenix Data Systems, Inc., a Pennsylvania corporation, hereinafter referred to as PDS, due to the acquisition of PDS by BioClinica on March 24, 2008. The Consolidated Statement of Income for the nine months ended September 30, 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to the immateriality of PDS’s results of operations for that period. The results of operations from the below acquisitions are included in the Consolidated Statement of Income from the respective acquisition dates.
Acquisitions.
          During the third quarter of 2009, the Company acquired two companies that expand the range of products and services the Company offers in the clinical trials services sector.
          On August 27, 2009, BioClinica acquired the CardioNow unit of Agfa Healthcare (“CardioNow”). CardioNow has developed a web-based system for the secure transmission of medical cardiac images. The software was specifically developed for and marketed to the invasive cardiology departments of hospitals within the United States. BioClinica will integrate and enhance the current CardioNow software and service to offer our clients a streamlined electronic transport solution to facilitate the blinding, sharing, tracking and archiving of medical images for multi-center clinical trials as part of our suite of imaging services. The purchase price for CardioNow consisted of cash consideration paid to Agfa Healthcare of $1 million. The Company paid the purchase price for CardioNow with cash from operations. Refer to note 8 for additional information.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets. (the “earn-out”). The fair value of the cash earn-out of $2.8 million has been accrued for and the fair value of the 350,000 shares of $1.3 million has been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million. The Company used cash from operations to fund the cash purchase price for Tourtellotte. Refer to note 8 for additional information.
Functional Currency.
          The functional currency for our French and Netherlands operations is the Euro based on our initial and periodic evaluations of economic factors as set forth in Financial Accounting Standards Board (FASB) Accounting Standards Codification on Foreign Currency Matters.
Note 2 – Restructuring charges
          In the second quarter of 2009, in order to streamline the operations and reduce costs, Management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs.
          The Company has paid $341,000 of the restructuring cost as of September 30, 2009 and the $125,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet. The $125,000 remaining to be paid of the restructuring cost primarily consists of the severance to employees and will all be paid out by December 31, 2009. The Company expects to realize an annual savings of $1.6 million from the restructuring.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3 – Stockholders’ Equity Rollforward
          The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2008 through September 30, 2009:

						Accumul-
						ated Other
			Additional			Compre-	Stock-
	Common Stock		Paid-in	Contingent	Retained	hensive	holders’
(in thousands)	Shares	Amount	Capital	Consideration	Earnings	Income	Equity
Balance at December 31, 2008	14,341	$4	$42,270	$0	$1,080	$58	$43,412

Stock options exercised	36	—	27	—	—	—	27
Restricted shares issued	15	—	(31)	—	—	—	(31)
Stock based compensation	—	—	598	—	—	—	598
Equity adjustment from foreign currency translation	—	—	—	—	—	(8)	(8)
Common stock consideration for acquisition	—	—	—	1,309	—	—	1,309
Net income	—	—	—	—	2,016	—	2,016

Balance at September 30, 2009	14,392	$4	$42,864	$1,309	$3,096	$50	$47,323

Note 4 – Earnings Per Share
          Basic income per common share for the three and nine months ended September 30, 2009 and 2008 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three and nine months ended September 30, 2009 and 2008 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          The computation of basic income per common share and diluted income per common share was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income – basic and diluted	$2,016	$2,961	$701	$1,076

Denominator – basic:
Weighted average number of common shares used for basic EPS	14,346	13,554	14,367	14,334

Basic income per common share	$0.14	$0.22	$0.05	$0.08

Denominator – diluted:
Weighted average number of common shares used in dilutive EPS	14,346	13,554	14,367	14,334
Common share equivalents of outstanding stock options	420	719	383	652
Common share equivalents of unrecognized compensation expense	395	188	396	187

Weighted average number of dilutive common equity shares	15,161	14,461	15,146	15,173

Diluted income per common share	$0.13	$0.20	$0.05	$0.07

          Options to purchase 624,000 and 429,000 shares of our common stock, respectively, had been excluded from the calculation of diluted earnings per common share for the nine months ended September 30, 2009 and September 30, 2008, respectively, as they were all antidilutive. Options to purchase 643,000 and 428,000 shares of our common stock, respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2009 and September 30, 2008, respectively, as they were all antidilutive. The contingent consideration of 350,000 shares of our common stock for the earn-out as part of the Tourtellotte acquisition was excluded from the computation of basic and diluted earnings per share. Based on the authoritative literature for earnings per share, these shares are not considered contingently issued because all of the necessary conditions for the contingent criteria have not been satisfied as of the reporting date.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5 – Commitments and Contingencies
          On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with both its Chief Financial Officer and the President of its eClinical division. The Chief Financial Officer’s agreement expires February 23, 2010 and is renewable on an annual basis. The President of the eClinical division’s agreement expires September 30, 2010 and is renewable on an annual basis. The aggregate amount due from January 1, 2009 through the expiration under these agreements is $1,919,000.
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

(in thousands)	September 30, 2009	December 31, 2008
Billed trade accounts receivable	$10,054	$10,091
Unbilled trade accounts receivable	1,156	1,863
Other	8	28

Total net receivables	$11,218	$11,982

Allowance Rollforward (in thousands):
Balance at January 1, 2009	$11
Additions	95
Write offs and Recoveries	(106)

Balance at September 30, 2009	$0
Note 7 – Income Taxes
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
          The Company has accumulated tax losses, which include allowable deductions related to exercised employee stock options, generating federal net operating loss (NOL) credit carryforwards of $1.1 million as of September 30, 2009. These losses will expire, if unused, in the years 2009 through 2022. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
future utilization of these NOL credit carryforwards. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
          The Company recognizes contingent liabilities for any tax related exposures when those exposures are reasonably possible.
          For the nine months ended September 30, 2009 and 2008, the tax benefit of the stock option deductions recorded to additional paid in capital was $0 and $77,000, respectively.
          The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.9 million of undistributed earnings from its non-U.S. operations as of September 30, 2009 because such earnings are intended to be reinvested indefinitely outside of the United States.
          We apply FASB ASC 740, Income Taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
          There were no material unrecognized tax benefits as of September 30, 2009 and December 31, 2008. We do not expect the unrecognized tax benefit to materially change during the next 12 months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2005 through 2007 are subject to examination. Our state taxes for years 2000 through 2007 are subject to examination. Our foreign taxes for years 2002 through 2006 are subject to examination by the respective authorities.
Note 8 – Acquisitions
2009 Acquisitions:
          In connection with the acquisitions of CardioNow and Tourtellotte, the Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”) and FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included CardioNow and Tourtellotte as part of its clinical trials services reportable segment.
          In accordance with FASB ASC 805, the Company expensed all costs related to the acquisitions in the third quarter of 2009. The total costs related to the acquisitions were $560,000, included in mergers and acquisition related expenses on the consolidated statement of income.
          The following table summarizes the consideration transferred to acquire CardioNow and Tourtolette at the respective acquisition dates:

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	CardioNow	Tourtellotte
Cash	$1,000	$2,100
Estimated earnout payments:	—
Contingent consideration to be settled in cash	—	2,700
Contingent consideration to be settled in stock	—	1,300
Working capital adjustment	—	94

Total purchase price	$1,000	$6,194

          The following table summarizes the preliminary amounts of identified assets acquired and liabilities assumed from CardioNow and Tourtellotte at the respective acquisition date fair value:

	CardioNow	Tourtellotte
Accounts Receivable	—	$934
Other Assets	—	55
Other Liabilities	—	(93)
Customer Relationships	—	400
Goodwill, including Workforce	$1,000	4,900

Total Fair Value of Purchase Price	$1,000	$6,196

          In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) the Company determined that the preliminary non-financial assets and liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on various market and income analyses and recent asset appraisals. The purchase price allocation will remain preliminary until the Company completes its review of third-party valuations and determines the fair market values of assets acquired and liabilities assumed could differ significantly from preliminary recorded amounts. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.
          The results of operations of CardioNow and Tourtellotte are included in our financial statements from the respective acquisition dates.
2008 Acquisition:
          On March 24, 2008, BioClinica acquired Phoenix Data Systems, Inc. (“PDS”) to expand our pharmaceutical services in the area of electronic data capture and other eClinical data solutions to our clients (the “Acquisition”). The Acquisition was made pursuant to an Agreement and Plan of Merger (the “PDS Merger Agreement”), dated March 24, 2008, by and among the Company, BioClinica Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Company (“PDS Merger Sub”), and PDS and its Stockholders’ Representative. Pursuant to the terms of the PDS Merger Agreement, PDS merged with and into PDS Merger Sub. Following the consummation of the Acquisition, PDS ceased to exist and PDS Merger Sub became a wholly-owned subsidiary of the Company. In connection with the Acquisition, the Company also entered into employment agreements

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
with members of the senior management team of PDS. However, none of these individuals are executive officers of the Company.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

          The results of operations of PDS from the Acquisition date, March 24, 2008 to March 31, 2008 were immaterial; therefore, the Company did not include the results of operations for those eight days in the Consolidated Statement of Income for the 12 months ended December 31, 2008.
               Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the nine months ended September 30, 2008 as if the Acquisition had occurred as of the beginning of the period presented after giving effect to certain adjustments. The pro forma results for the nine months ended September 30, 2008 include $789,000 of Acquisition costs incurred by PDS. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

Nine Months
Ended September
(in thousands)	30, 2008
Total revenue	$56,134
Income from continuing operations before interest and taxes	3,638
Income from continuing operations, net of taxes	2,453
Basic earnings per share:
Income from continuing operations	$0.17
Diluted earnings per share:
Income from continuing operations	$0.16

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other:
          In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction.
Note 9 – Discontinued Operations and Assets Held for Sale
          In the fourth quarter of 2008, the Company classified its interest in the CapMed business as held for sale. On January 6, 2009, pursuant to the Asset Purchase Agreement by and among the Company and MBI Benefits, Inc. (the “Purchaser”), an indirectly owned subsidiary of Metavante Technologies, Inc. (“Metavante”), dated as of January 6, 2009 (the “Agreement”), the Company sold its CapMed Division, including the division’s Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the Agreement, Metavante paid the Company an upfront payment of five hundred thousand dollars ($500,000) in cash and will make an earn-out payment to the Company based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. The Company will receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser entered into with certain “prospects” during the first six months of 2009. Additionally, the Company will receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010. There were no earn out payments made during the nine months ended September 30, 2009.
          As a result of the sale, the results of the CapMed operations, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Company’s consolidated statements of operations. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation. As of September 30, 2009, there were no assets or liabilities related to this discontinued operation.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          Our exit of the CapMed business resulted, in part, from our strategy to exit non-core businesses. The following amounts related to the CapMed operations were derived from historical financial information and have been segregated from continuing operations and reported in discontinued operations:

Nine Months Ended
September 30, 2008
Service revenues	$262

Costs and expenses	2,108
Loss from impairment	—

Pretax loss	(1,846)

Benefit from income taxes	680

Net loss from discontinued operations	$(1,166)

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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10 – Intangible Assets
          At September 30, 2009 the composition of intangible assets were as follows:

	September 30,	Estimated
(in thousands)	2009	Useful Life
Amortized intangible assets:
Technology	$843	5 years
Trademarks	48	5 years
Customer backlog and customer relationships	2,012	3 to 7 years
Non-competition agreement	349	2 to 3 years

	3,252
Accumulated amortization	(1,138)

	$2,114

Unamortized intangible assets:
Goodwill	$33,296

          Estimated future amortization of the intangible assets is as follows:

Fiscal years ending
2009	$146
2010	556
2011	512
2012	424
2013	227
Thereafter	249

$2,114

Note 11 – Subsequent Events
          Management evaluated all activity of BioClinica through November 6, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flow during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual report on Form 10-K for the year ended December 31, 2008.
          The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.
          We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statement to which they relate or because they involve a higher degree of judgments and complexity. A summary of such critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Estimates and Risks, of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
          On March 24, 2008, we completed the acquisition of Phoenix Data Systems, referred to herein as PDS, offering a comprehensive array of eClinical data solutions to the pharmaceutical and biotechnology industries, including electronic data capture, interactive voice response, reporting and data management solutions focused on making the process of collecting and analyzing data from clinical trials faster, easier and more reliable.
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
          Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of September 30, 2009, which includes our medical image management and eClinical services, was $96.5 million compared to $101.7 million at September 30, 2008.
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
          We believe that the short-term market for our services has been adversely impacted by pharmaceutical companies’ response to overall economic conditions, resulting in some contract decisions being delayed and major projects being split into smaller components as part of a revised budgetary approval process. On a long term basis, we believe that the recognition within the bio-pharmaceutical industry of the operational efficiency and scalable reliability of using an independent centralized core laboratory for analysis of medical-imaging data and compliance with the regulatory demands for the submission of such data will continue to drive demand for our services. We also believe that rapidly growing recognition of the inherent advantages of eClinical technology to standardize and accelerate reliable data flow from the clinical trial sites to the clinical trial sponsor will further drive the adoption and growth of our eClinical service offerings. We believe our eClinical services favorably compare to the traditional process of manual data collection on paper case report forms that are more susceptible to transcription and other data entry errors. Our rebranding to BioClinica continues to be well received, re-energizing our marketplace reputation for offering what we believe to be “best in class” solutions for imaging and eClinical services for clinical trials.
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
          During the third quarter of 2009, the Company acquired two companies that expand the range of products and services the Company offers in the clinical trials services sector.
          On August 27, 2009, BioClinica acquired the CardioNow unit of Agfa Healthcare (“CardioNow”). CardioNow has developed a web-based system for the secure transmission of medical cardiac images. The software was specifically developed for and marketed to the invasive cardiology departments of hospitals within the United States. BioClinica will integrate and enhance the current CardioNow software and service to offer our clients a streamlined electronic transport solution to facilitate the blinding, sharing, tracking and archiving of medical images for multi-center clinical trials as part of our suite of imaging services. The purchase price for CardioNow consisted of cash consideration paid to Agfa Healthcare of $1 million. The Company paid the purchase price for CardioNow with cash from operations. The financial results of CardioNow for the third quarter are included in the consolidated statement of income for the period ended September 30, 2009.
          On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets. (the “earn-out”). The fair value of the cash earn-out of $2.8 million has been recorded as a liability and the fair value of the 350,000 shares of $1.3 million has been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of September 30, 2009. The Company used cash from operations to fund the cash purchase price for Tourtellotte. The financial results of Tourtellotte for the third quarter are included in the consolidated statement of income for the period ended September 30, 2009.

Recent Accounting Pronouncements
     On September 30, 2009, BioClinica adopted FASB ASC 105, Generally Accepted Accounting Principles, (“FASB ASC 105”). FASB ASC 105 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. FASB ASC 105 and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of FASB ASC 105 had no impact on the Financial Statements.
     On June 30, 2009, BioClinica adopted FASB ASC 855, Subsequent Events, (“FASB ASC 855”) issued by the FASB to account for and disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, FASB ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of FASB ASC 855 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance.
     On June 30, 2009, BioClinica adopted FASB ASC 270, Interim Reporting, (“FASB ASC 270”) issued by the FASB to fair value disclosures of financial instruments. FASB ASC 270 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FASB ASC 270 had no impact on the Financial Statements.
     On January 1, 2009, BioClinica adopted FASB ASC 820, Fair Value Measurements and Disclosures, (“FASB ASC 820”) issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. FASB ASC 820 defines fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of FASB ASC 820, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of FASB ASC 820.
     On January 1, 2009, BioClinica adopted FASB ASC 805, Business Combinations, (“FASB ASC 805”) issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, FASB ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, FASB ASC 805 requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of FASB ASC 805 resulted in a charge of $560,000 ($355,000 after-tax) in mergers and acquisitions related expenses on the accompanying Consolidated Statements of Income for acquisitions completed in the third quarter of 2009.
     On January 1, 2009, BioClinica retroactively adopted changes to FASB ASC 805 issued by the FASB on April 1, 2009 to accounting for business combinations. These changes to FASB ASC 805 apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These changes were applied to acquisitions completed in the third quarter of 2009.
     On January 1, 2009, BioClinica adopted FASB ASC 350, Intangibles – Goodwill and Other, (“FASB ASC 350”) issued by the FASB to accounting for intangible assets. FASB ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of FASB ASC 350 had no impact on the Financial Statements.

Results of Operations – Consolidated Results
     Three Months Ended September 30, 2009 and 2008

	Three		Three
	Months		Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
(in thousands)	2009	Revenue	2008	Revenue	$ Change	% Change

Service revenues	$14,146	77.0%	$15,093	83.2%	$(947)	(6.3)%
Reimbursement revenues	4,227	23.0%	3,048	16.8%	1,179	38.7%

Total revenues	18,373	100.0%	18,141	100.0%	232	1.3%

Cost and expenses:
Cost of service revenue	8,937	48.6%	8,513	46.9%	424	5.0%
Cost of reimbursement revenue	4,227	23.0%	3,048	16.8%	1,179	38.7%
Sales and marketing expenses	1,617	8.8%	2,120	11.7%	(503)	(23.7)%
General and administrative expenses	1,759	9.6%	1,962	10.8%	(203)	(10.3)%
Amortization of intangible assets related to acquisitions	113	0.6%	212	1.2%	(99)	(46.7)%
Restructuring Cost	—	—	—	—	—	—
Mergers and acquisitions related expenses	560	3.0%	—	—	560	100.0%

Total cost and expenses	17,213	93.6%	15,855	87.4%	1,358	8.6%

Income from continuing operations before interest and taxes	1,160	6.4%	2,286	12.6%	(1,126)	(49.3)%
Interest income	5	0.0%	98	0.5%	(93)	(94.9)%
Interest expense	(1)	0.0%	(1)	0.0%	—	0.0%
Income tax provision	(463)	(2.5)%	(856)	(4.7)%	393	(45.9)%

Income from continuing operations, net of taxes	701	3.9%	1,527	8.4%	(826)	(54.1)%
Loss from discontinued operations, net of taxes	—	—	(451)	(2.5)%	451	(100.0)%

Net income	$701	3.9%	$1,076	5.9%	$(375)	(34.9)%

          The Consolidated Statements of Income for all periods presented were reclassified to reflect the CapMed division in discontinued operations.
          The results of operations of CardioNow and Tourtellotte are included in the Consolidated Statements of Income for the period ended September 30, 2009 from the respective acquisition dates.
          Service revenues for the three months ended September 30, 2009 and 2008 were $14.1 million and $15.1 million, respectively, a decrease of $1.0 million, or 6.3%. The decrease in our service revenues was due to the pharmaceutical companies’ response to overall economic conditions, resulting in re-

evaluation of drug programs and some contract decisions being delayed. We believe as worldwide demand for new drugs grow, our customers will continue to conduct more clinical trials in pursuit of regulatory approval in countries around the world and clinical trials service organizations, such as ours, with an established global presence, depth of services and expertise, will continue to benefit. One client, F. Hoffmann-La Roche Limited encompassing 6 distinct projects, accounted for more than 10% of service revenues for the three months ended September 30, 2009 and 2008.
          Reimbursement revenues and cost of reimbursement revenues for the three months ended September 30, 2009 and 2008 were $4.2 million and $3.0 million, respectively, an increase of $1.2 million, or 38.7%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues for the three months ended September 30, 2009 and 2008 were $8.9 million and $8.5 million, respectively, an increase of $424,000, or 5.0%. This increase is primarily due to the addition of personnel from Tourtellotte and Cardionow from the acquisition dates and consulting fees for project related services. Cost of service revenues for the three months ended September 30, 2009 and 2008 were comprised of professional salaries and benefits and allocated overhead. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that the level of our quarterly cost of revenues will increase for the remainder of fiscal 2009 due to the addition of personnel from Tourtellotte and CardioNow.
          Sales and marketing expenses for the three months ended September 30, 2009 and 2008 were $1.6 million and $2.1 million, respectively, a decrease of $503,000, or 23.7%. This decrease is primarily due to reduced marketing and commissions costs. Sales and marketing expenses for the three months ended September 30, 2009 and 2008 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. We expect that the level of our quarterly sales and marketing expenses will increase for the remainder of 2009 as we continue to expand our market presence in the United States and Europe.
          General and administrative expenses for the three months ended September 30, 2009 and 2008 were $1.8 million and $2.0 million, respectively, a decrease of $203,000, or 10.3%. General and administrative expenses for the three months ended September 30, 2009 and three months ended September 30, 2008 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. This decrease is primarily due to less professional and consulting service fees. We expect that the level of our quarterly general and administrative expenses will remain relatively flat for the remainder of fiscal 2009.
          Amortization of intangible assets related to acquisitions for the three months ended September 30, 2009 and 2008 were $113,000 and $212,000 respectively, a decrease of $99,000 or 46.7%. This decrease is primarily due to the expiration of amortization costs from prior acquisitions. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. We expect that the quarterly amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
          Mergers and acquisitions related expenses of $560,000 for the three months ended September 30, 2009 consists of non-recurring costs resulting directly from merger and acquisition activities for the Tourtellotte and CardioNow acquisitions such as legal, accounting and investment banking fees and other due diligence and integration costs. On January 1, 2009, we adopted FASB ASC 805 which requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.
          Net interest income was $5,000 for the three months ended September 30, 2009 and $98,000 for the three months ended September 30, 2008, a decrease of $93,000, or 94.9%. Net interest income and expense for the three months ended September 30, 2009 and 2008 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease was due to a decline in market interest rates for short-term cash investments; we expect this trend to continue throughout 2009.
          Our income tax provision for the three months ended September 30, 2009 and 2008 was $463,000 and $856,000 respectively. Our effective tax rate from continuing operations is approximately 36% for fiscal 2009. Our effective tax rate from continuing operations was approximately 35% for fiscal 2008.

     Nine Months Ended September 30, 2009 and 2008

			Nine
	Nine Months		Months
	Ended		Ended
	September 30,	% of Total	September 30,	% of Total
(in thousands)	2009	Revenue	2008	Revenue	$ Change	% Change

Service revenues	$42,542	81.0%	$41,225	80.2%	$1,317	3.2%
Reimbursement revenues	9,964	19.0%	10,198	19.8%	(234)	(2.3)%

Total revenues	52,506	100.0%	51,423	100.0%	1,083	2.1%

Cost and expenses:
Cost of service revenue	26,606	50.7%	23,451	45.6%	3,155	13.5%
Cost of reimbursement revenue	9,964	19.0%	10,198	19.8%	(234)	(2.3)%
Sales and marketing expenses	5,939	11.3%	5,817	11.3%	122	2.1%
General and administrative expenses	5,543	10.6%	5,401	10.5%	142	2.6%
Amortization of intangible assets related to acquisitions	344	0.7%	369	0.7%	(25)	(6.8)%
Restructuring Charges	466	0.9%	—	0.0%	466	100.0%
Mergers and acquisitions related expenses	560	1.1%	—	0.0%	560	100.0%

Total cost and expenses	49,422	94.3%	45,236	87.9%	4,186	9.3%

Income from continuing operations before interest and taxes	3,084	5.7%	6,187	12.1%	(3,103)	(50.2)%
Interest income	37	0.1%	352	0.7%	(315)	(89.5)%
Interest expense	(6)	0.0%	(4)	0.0%	(2)	50.0%
Income tax provision	(1,099)	(2.1)%	(2,409)	(4.7)%	1,310	(54.4)%

Income from continuing operations, net of taxes	2,016	3.7%	4,126	8.1%	(2,110)	(51.1)%
Loss from discontinued operations, net of taxes	—	—	(1,165)	(2.3)%	1,165	(100.0)%

Net income	2,016	3.7%	$2,961	5.8%	$(945)	(31.9)%

          The Consolidated Statements of Income for all periods presented were reclassified to reflect the CapMed division in discontinued operations.
          The results of operations of CardioNow and Tourtellotte are included in the Consolidated Statements of Income for the period ended September 30, 2009 from the respective acquisition dates. The results of operations for the nine months ended September 30, 2008 excludes the results of PDS from January 1, 2008 through March 31, 2008 (PDS was acquired on March 24, 2008 and we did not include the eight days from March 24, 2008 through March 31, 2008 due to immateriality).
          Service revenues for the nine months ended September 30, 2009 and 2008 were $42.5 million and $41.2 million, respectively, an increase of $1.3 million, or 3.2%. The increase in our service revenues was due to a full nine months of PDS service revenue for the nine months ended September 30, 2009 versus only six months of PDS service revenue for the nine months ended September 30, 2008 offset by an overall decrease in service revenues for the nine months ended September 30, 2009. Our service revenues have been impacted due to the pharmaceutical companies’ response to overall economic conditions, resulting in re-evaluation of drug programs and some contract decisions being delayed. We believe as worldwide demand for new drugs grow, our customers will continue to conduct more clinical trials in pursuit of regulatory approval in countries around the world and clinical trials service organizations, such as ours, with an established global presence, depth of services and expertise, will continue to benefit. No one client accounted for more than 10% of service revenues for the nine months ended September 30, 2009 and 2008.
          Reimbursement revenues and cost of reimbursement revenues for the nine months ended September 30, 2009 and 2008 remained flat year over year at $10 million. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues for the nine months ended September 30, 2009 and 2008 were $26.6 million and $23.5 million, respectively, an increase of $3.1 million, or 13.5%. Cost of service revenues for the nine months ended September 30, 2009 and 2008 were comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues is primarily due to a full nine months of PDS costs in 2009 versus six months of PDS costs in 2008. The cost of service revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that the level of our quarterly cost of service revenues will increase for the remainder of fiscal 2009 due to the addition of personnel from Tourtellotte and CardioNow.
          Sales and marketing expenses for the nine months ended September 30, 2009 and 2008 were $5.9 million and $5.8 million, respectively, an increase of $122,000, or 2.1%. Sales and marketing expenses for the nine months ended September 30, 2009 and 2008 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to a full nine months of sales personnel from the PDS acquisition offset by less marketing costs and tradeshow attendance. We expect that the level of our quarterly sales and marketing expenses will increase for the remainder of fiscal 2009 as we continue to expand our market presence in the United States and Europe.
          General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $5.5 million and $5.4 million, respectively, an increase of $142,000, or 2.6%. General and administrative expenses for the nine months ended September 30, 2009 and nine months ended September 30, 2008 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. This increase is primarily due to a full nine months of finance and administrative personnel from the PDS acquisition offset by less professional and consulting service fees. In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction. We expect that the level of our quarterly general and administrative expenses will remain relatively flat for the remainder of fiscal 2009.
          Amortization of intangible assets related to acquisitions for the nine months ended September 30, 2009 and 2008 were $344,000 and $369,000, respectively, a decrease of $25,000, or 6.8%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS and Theralys. The decrease is primarily due to the expiration of amortization costs from prior acquisitions. We expect that the quarterly amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
          Mergers and acquisitions related expenses of $560,000 for the nine months ended September 30, 2009 consists of non-recurring costs resulting directly from merger and acquisition activities for the Tourtellotte and CardioNow acquisitions such as legal, accounting and investment banking fees and other due diligence and integration costs. On January 1, 2009, we adopted FASB ASC 805 which requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.
          Net interest income was $37,000 for the nine months ended September 30, 2009 and $352,000 for the nine months ended September 30, 2008, a decrease of $315,000, or 89.5%. Net interest income and expense for the nine months ended September 30, 2009 and 2008 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease was due to a decline in market interest rates for short-term cash investments; we expect this trend to continue throughout 2009.
          Our income tax provision for the nine months ended September 30, 2009 and 2008 was $1.1 million and $2.4 million respectively. Our effective tax rate from continuing operations is approximately 36% for fiscal 2009. Our effective tax rate from continuing operations was approximately 35% for fiscal 2008.
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
          Our foreign customers accounted for approximately 30% and 38% of service revenues for the three months ended September 30, 2009 and 2008, respectively.

          Liquidity and Capital Resources
          We expect the principal use of funds for the foreseeable future will be for working capital and general corporate purposes, including capital expenditures.
Statement of Cash Flow for the nine months ended September 30, 2009 compared to September 30, 2008

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands)	2009	2008
Net cash provided by activities from continuing operations	$3,870	$5,559
Net cash used in investing activities from continuing operations	$(5,079)	$(10,489)
Net cash provided by financing activities from continuing operations	$(16)	$323
          At September 30, 2009, we had cash and cash equivalents of $13.0 million. Working capital, defined as current assets minus current liabilities, at September 30, 2009 was $7.0 million.
          Net cash provided by continuing operating activities for the nine months ended September 30, 2009 was $3.9 million as compared to $7.2 million for the nine months ended September 30, 2008. This decrease from the prior year is primarily due to the decrease in accounts payable of $2.6 million.
          Cash used in discontinued operations for the nine months ended September 30, 2009 was $0 compared to $1.7 million for the nine months ended September 30, 2008.
          Net cash used in investing activities from continuing operations for the nine months ended September 30, 2009 was $5.1 million as compared to $10.2 million for the nine months ended September 30, 2008. The cash usage in 2008 was primarily due to the acquisition of PDS on March 24, 2008. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2009 will be approximately $1 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both our U. S. and European operations, as well as capitalization of software costs.
          Net cash used in by financing activities from continuing operations for the nine months ended September 30, 2009 was $16,000 as compared to net cash provided by financing activities of $323,000 for the nine months ended September 30, 2008. The change is primarily attributable to fewer proceeds related to the exercise of stock options.

          The following table lists our cash contractual obligations as of September 30, 2009:

	Payments Due By Period
		Less than 1			More than
(in thousands)	Total	year	1-3 years	3-5 years	5 years
Contractual obligations
Capital lease obligations	$75	$71	$4	$—	$—
Facility rent operating leases	$15,739	$2,679	$3,691	$3,255	$6,114
Employment agreements	$1,469	$630	$839	$—	$—
Total contractual cash obligations	$17,283	$3,380	$4,483	$3,255	$6,114
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

Changes to Critical Accounting Policies and Estimates
          Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. As of September 30, 2009, there have been no changes to such critical accounting policies and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     We invest in high-quality financial instruments, comprised of savings accounts, certificates of deposit and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
     Foreign Currency Risk
          Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A 10 percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $287,000 to our net asset position at September 30, 2009. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these contracts will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
          We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at September 30, 2009. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
          In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands subsidiary. During the nine months ended September 30, 2009 and 2008, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. The last Euro call option expired March 31, 2007, and we have not entered into any new Euro call options since that time. As of September 30, 2009, there were no outstanding derivative positions.

Item 4. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of September 30, 2009, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
          Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     No client represented 10.0% or more of our service revenue for the nine months ended September 30, 2009 and 2008. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or cancelled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $96.5 million at September 30, 2009 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
We made two acquisitions in the third quarter of 2009 and may engage in future acquisitions, which may be expensive and time consuming, and from which we may not realize anticipated benefits.
          We acquired the CardioNow unit from AGFA Healthcare and Tourtellotte Solutions in the third quarter of 2009 and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business, or otherwise serve our strategic goals. Either as a result of the recent acquisitions or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, all of which could adversely affect our results of operations and financial condition.
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
          During the third quarter of 2009, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
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
     As of September 30, 2009, we had the following capital structure (in thousands):

Common stock outstanding	14,392

Common stock issuable upon:
Exercise of options which are outstanding	1,875
Exercise of options which have not been granted	745
Restricted stock units outstanding	173

Total common stock outstanding assuming exercise or conversion of all of the above	17,185
          As of September 30, 2009, we had outstanding options to purchase 1.9 million shares of common stock at exercise prices ranging from $0.63 to $8.06 per share (exercisable at a weighted average of $4.30 per share), of which 1.3 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of September 30, 2009, we had 14.4 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable.
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
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 25% of the outstanding shares of common stock and stock options that could have been converted to common stock at September 30, 2009, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2009 and September 30, 2009, our common stock has traded at a low of $2.86 per share and a high of $4.10 per share.
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
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.
Item 6. Exhibits.
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 8, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on July 8, 2009).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of BioClinica, Inc., dated July 20, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed on July 20, 2009).

4.1	Rights Agreement, dated as of July 20, 2009, between BioClinica, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on July 20, 2009).

10.1	Asset Purchase Agreement, dated as of September 15, 2009, by and among BioClinica, Inc., BioClinica Acquisition, Inc., and Tourtellotte Solutions, Inc. (incorporated by reference to Exhibit 10.1 of the

Company’s current report on Form 8-K filed on September 18, 2009).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.

DATE: November 6, 2009	By:	/s/ Mark L. Weinstein Mark L. Weinstein, President and Chief Executive
Officer (Principal Executive Officer)

DATE: November 6, 2009	By:	/s/ Ted I. Kaminer Ted I. Kaminer, Executive Vice President of Finance
and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)