Form 10-K
period 2009-12-31
BIOCLINICA INC
filed 2010-03-30
CIK 822418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes: ☑            No: ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulate S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: ☐            No: ☐
*        The registrant has not yet been phased into the interactive data requirement
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
          Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes: ☐            No: ☑
          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $41.3 million on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked prices on that date.
          Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of March 15, 2010:

Class	Number of Shares
Common Stock, $.00025 par value	14,524,102
          The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I
Item 1. Business.
Overview
          On July 8, 2009, our shareholders approved an amendment to our Certificate of Incorporation, as amended, to change our name from Bio-Imaging Technologies, Inc. to BioClinica, Inc.
          BioClinicaTM, Inc., referred to herein as “we”, “us” and “our”, provides integrated clinical research services including imaging core lab and eClinical technologies and services to pharmaceutical, biotechnology, and medical device companies, and other organizations such as contract research organizations (CROs), engaged in global clinical studies. Our products and services include: medical image management, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, and electronic image transport and archive solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
          Our services support clinical stage research and development (R&D) functions for our clients, and specifically, the collection, cleaning, and reporting of data related to their clinical trials. For large pharmaceutical and biotechnology companies, outsourcing these services to BioClinica is a cost effective alternative to the fixed cost model associated with internal drug development. Moreover, these large companies can benefit from BioClinica’s technical resource pool, broad therapeutic expertise, and global infrastructure to support simultaneous multi-country clinical trials. For smaller companies, BioClinica provides the focused expertise and the manpower that they simply may not have in-house to pursue the resource-intensive clinical stages of drug development.
          Our vision is to build critical mass in the complementary disciplines of clinical research related to data collection and processing — especially those which can benefit from our information technology products and support services — and to integrate them in ways that yield efficiency and value for our clients. Our goal is to provide demonstrable benefits to sponsor clients through this strategy, that is, faster and less expensive drug development. We believe that the outsourcing of these services should continue to increase in the future because of increased pressure on clients, including factors such as: the need to more tightly manage costs, capacity limitations, reductions in marketing exclusivity periods, the desire to reduce development time, increased globalization of clinical trials, productivity challenges, imminent patent expirations, and more stringent regulation. We believe these trends will continue to create opportunities for companies like BioClinica that are focused on improving the efficiency of drug and medical device development.
Our Business
          We view our operations and manage our business as one operating segment. Our extensive customer base includes 19 of the top 20 global pharmaceutical companies measured by revenue and many small and middle-market life sciences companies, as well as CROs. Our product offerings fall into two general product and service categories: eClinical and Imaging Core Laboratory solutions.
          BioClinica’s eClinical solutions enhance pharmaceutical and biotech companies’ ability to collect, clean (i.e., verify and ensure accuracy), process, and store the vast quantities of data generated in clinical trials.

Through the use of our proprietary software and associated services, our customers see the results of their clinical trials sooner and more accurately than through alternate methods. We believe our forecasting, simulation, and reporting tools improve our clients’ ability to manage their clinical trials and significantly reduce cost and risk inherent in clinical development.
          Like our eClinical solutions, BioClinica’s Imaging Core Laboratory services also support the collection and processing of clinical data, but specifically those related to medical images. The large size of digital image files requires rigorous processes to manage this data. We have developed proprietary expert software applications and services to make image collection both accurate and efficient. BioClinica’s Imaging Core Laboratory services also assist clients with the design and management of the medical imaging component of clinical trials, and with the analysis and regulatory submission. Our systems enable us to contract with the foremost independent radiologists and other medical specialists who are involved in clinical trials to review medical image data in an entirely digital format and make highly precise measurements and biostatistical inferences to evaluate the efficacy and safety of pharmaceuticals, biologics, or medical devices. The resulting data enables our clients and regulatory reviewers, primarily the U.S. Food and Drug Administration (FDA) and comparable European agencies, to evaluate product efficacy and safety.
          Acquisitions have been, and may continue to be, an important component of BioClinica’s growth strategy. On September 16, 2009, BioClinica acquired Tourtellotte Solutions, Inc., a private Massachusetts software firm. Tourtellotte Solutions’ supply chain simulation software added a new enterprise-class offering to our eClinical product line, and we believe that their interactive voice (IVR)/interactive web (IWR) technology developments will greatly advance BioClinica’s capabilities in this area.
          On August 27, 2009, we acquired the CardioNow unit of Agfa HealthCare. With this addition, BioClinica now offers electronic transport solutions to facilitate the blinding, sharing, tracking, and archiving of medical images for multi-center clinical trials as part of its suite of imaging services. Imaging tracking information can also be integrated with BioClinica eClinical data to further simplify and enhance the clinical trial process for life science companies.
          On January 6, 2009, we sold our CapMed division to MBI Benefits, Inc., an indirectly owned subsidiary of Metavante Technologies, Inc. This division included the Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology. The sale of CapMed enables us to focus on our core Clinical Trials Services business.
          We were incorporated in Delaware in 1987 under the name Wise Ventures, Inc. Our name was changed to Bio-Imaging Technologies, Inc. in 1991 and was changed to BioClinica, Inc. in 2009. We changed the company name to BioClinica, Inc. in 2009 to better reflect our expanded products and services. The address of our principal executive offices is 826 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and our telephone number is 267-757-3000. Our Internet website is www.bioimaging.com. We make available on our Internet website all of our public filings with the Securities and Exchange Commission, or SEC. However, nothing on our Internet website is intended to be incorporated by reference into this Form 10-K or any other filing made by us with the SEC. The public may read or copy any filings that BioClinica, Inc. files with the SEC at the SEC Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The SEC maintains an internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The website is http://www.sec.gov. The public can also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Target Markets
          Our primary target market is comprised of pharmaceutical, biotechnology, and medical device companies with products in any stage of clinical development (Phase I, Phase II, Phase III, or Phase IV). Though our experience spans a wide range of therapeutic areas, we also target the largest areas of clinical research with customized products and services to support the precise requirements of these projects. Our therapeutic areas of expertise include: oncology, musculoskeletal conditions, and cardiology, plus central nervous system, neurovascular, and metabolic diseases.
Our Solutions and Services
          The processes and technology incorporated into our offerings are designed to provide clients with the ease of use and scalability to handle large global trials as well as the flexibility, speed, and efficiency necessary to support smaller or early phase trials. The conduct of clinical trials for new drugs, biological products, and medical devices is regulated by the FDA and other regulatory bodies. Our products and services are designed to help our clients to operate in a manner that is compliant with applicable regulations and follows applicable regulatory guidance.
eClinical Services
       Our eClinical product line is comprised of four primary product and service offerings:
•	BioClinicaTM Express electronic data capture (EDC);

•	BioClinicaTM Express clinical data management;

•	BioClinicaTM Optimizer clinical supply forecasting and optimization; and

•	BioClinicaTM interactive response technologies (IVR/IWR).
Electronic Data Capture
          BioClinica Express is an electronic data capture (EDC) technology platform that automates expensive, time-consuming, paper-based clinical trial processes and scales securely, reliably, and cost-effectively for global clinical trials involving large numbers of clinical sites and patients. The Express system integrates EDC functionality with clinical data management system features into a single solution that replaces traditional paper-based methods. Using our proprietary software, clients collect, clean, and manage their clinical data completely in electronic format. This technology-enabled process improves data quality and allows our sponsors to see the results of their clinical trials faster than conventional paper-based methods. Electronic versions of case report forms (eCRFs) are made available to each research site participating in the clinical trial via the Internet. The Express system also allows the import and integration of clinical data from other sources during the course of the trial to help to reduce the imprecision and inefficiencies of waiting until the end of the trial to get a full and accurate analysis of the efficacy and safety of the investigational compound.
     We also offer modules and add-on products and services for the Express Platform, which include:
•	The Express AutoEncoder to automatically or manually code clinical drug names and indications, adverse event terms, and patient medical histories;

•	Direct integration with BioClinica IVR/IWR to enable randomization and drug supply tracking through either a computer or the telephone with the same clinical study;

•	The BioClinica Reportal, which enables clinical trial sponsors to securely publish and share relevant clinical trial-related data for use by clinical investigators through a standard Web-browser; and

•	Access to Clinical Data Acquisition Standards Harmonization (CDASH) and Clinical Data Interchange Standards Consortium (CDISC)-based forms libraries to assist clients with the rapid adoption and utilization of complex data formatting standards for regulatory submission.
Data Management
          BioClinica’s data management services support the accurate collection, verification, and analysis of clinical data. The data management team designs eCRFs and data management plans to ensure that data are collected in compliance with both the study protocol and applicable regulatory requirements. Prior to data lock, BioClinica personnel screen the data to detect errors, omissions, and other deficiencies in completed eCRFs. Data management personnel review, code, reconcile serious adverse events, and assist with the resolution of any data-related problems. Clients can utilize these services to augment their organization for an entire trial or to manage unexpected resource situations. Other clients choose to completely outsource the data management function in lieu of direct staff.
Clinical Supply Forecasting and Optimization
          BioClinica Optimizer is a product that allows biopharmaceutical companies to simulate and optimize their clinical supply chain. Optimizer allows clients to design unlimited supply chain scenarios and vary relevant study parameters — from a global level down to a site level. Simulated results can be analyzed and modified to create the ideal clinical supply chain. Simulation is a process that replicates a real-world system or environment in order to predict actual behavior. Simulating study scenarios can help identify and mitigate supply crisis, study delays, and unnecessary overages. Optimization helps define the minimum thresholds for site stock and local country depots using specific shipping lead times. Finding the maximum unpredictable demand over time allows users to change their minimum stock levels as the study progresses, e.g. dropping off as enrollment or other unpredictable events become complete. BioClinica offers Optimizer both through software licensing and as an outsourced service to make these benefits accessible to organizations of any size.
IVR/IWR Interactive Response Solutions
          Interactive Voice Response (IVR) solutions, systems that use the telephone to interact with databases, have been used in clinical trials for many years for basic data capture. BioClinica has significantly expanded the capabilities of our IVR offering with the introduction of BioClinica IVR — the first IVR created from inception as an eClinical module tightly integrated with EDC technology for improved clinical trial management. Our system is extremely useful for obtaining multi-lingual study subject randomization codes and can initiate call backs to issue reminders (such as patient visits) and integrate fully with the central database, for a full electronic data collection mechanism.
          Process knowledge and expertise in IVR/IWR, simulation and forecasting, and clinical supplies combined with other innovations, has led to the development of Trident, a next-generation interactive voice/interactive web response system that will be released in 2010. It is parameter-driven, built specifically for the web, and is able to support rapid, flexible customization that supplies greater control over cost and data than legacy clinical IVR systems.
Imaging Core Laboratory Services
          BioClinica provides a broad array of medical imaging management services to support clinical development. Medical image data are received by us from clinical trial sites located throughout the world. We have developed systems and procedures for data tracking and quality control that we believe to be of significant value to our clients. Our facilities in the U.S. and Europe contain specialized hardware and software for the digitization of films and translation of digital data, enabling data to be standardized, regardless of its source. We believe our ability to handle most commercially available image file formats is a valuable technical asset and an important competitive advantage in gaining new business from large, global, multi-center clinical trials.
          We have also developed image analysis software to measure key indicators of drug efficacy in different organs and disease states. The results from image analysis derived in our facilities can be transmitted electronically to our clients for regulatory submission. In addition, clients can use our image analysis software to determine patient eligibility for their clinical trials. Our information management services focus on providing specialized solutions for improving the quality, speed, and flexibility of image data management for clinical trials. We believe that our computer assisted masked reading system (BioRead) offers numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.
          Using our BioRead system, independent medical specialists can review medical image data from clinical trials in a digital format. The BioRead system displays all modalities of medical image data, regardless of source equipment. In addition, the systems display either translated digital data or digitized films. Such image reviews are often required during clinical trials to evaluate patients’ responses to therapy or to determine if patients qualify for studies. By using the BioRead system to read and evaluate image data, medical specialists achieve greater reading speed than is possible with a manual film-based system and can perform evaluations in a more objective, reproducible manner.
          We have also developed remote BioRead systems that are located on the premises of the individual medical specialists who are engaged by the sponsor to perform the analysis of the medical image data. Historically, the BioRead systems have been utilized to determine efficacy of the compounds being studied.
          BioClinica assists clients in the design and management of the medical imaging component of clinical trials for all modalities, which includes computerized tomography (CT), magnetic resonance imaging (MRI), radiography, dual energy x-ray absorptiometry (DXA/DEXA), positron emission tomography (PET), single photon emission computerized tomography (SPECT), quantitative coronary angiography (QCA), cardiac MRI and CT, intravascular ultrasound (IVUS), peripheral quantitative angiography (QVA), central nervous system (CNS) MRI, and ultrasound.
          The acquisition of CardioNow resulted in an opportunity for two new product offerings for BioClinica. CardioNow has developed a web-based system for the secure transmission of medical cardiac images. The software was specifically developed for and marketed to the invasive cardiology departments of hospitals within the United States. BioClinica will integrate and enhance the current CardioNow software and service to offer our clients a streamlined electronic transport solution to facilitate the blinding, sharing, tracking and archiving of medical images for multi-center clinical trials as part of our suite of imaging services. Most clinical studies use courier services to transport large medical image files — a process that can be slow, cumbersome, and prone to error. BioClinica WebSend will provide investigator sites with a simple tool to complete transmittal forms with full validation of protocol-specific requirements and send large image studies directly to BioClinica in minutes via an Internet connection. BioClinica WebView will extend WebSend functionality to facilitate electronic sharing, tracking, analysis, and archiving of medical images for single or multi-center clinical trials with imaging endpoints.
          Clients are increasingly using imaging criteria for inclusion/exclusion criteria. This use requires extremely rapid turn-around reads. We believe that the combination of WebSend and BioRead offers the optimal tool for this work because it allows us, at our client’s discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert’s office or home, with the utmost possible speed in transport. Imaging information can also be integrated with BioClinica Express EDC to further simplify and enhance the clinical trial process and improve the visibility of clinical data for life science companies.
Services
          Our products are supported by comprehensive consulting, training services, and application hosting and support capabilities to support clinical trials on a global scale. In addition to our U.S. headquarters, we have offices with service personnel in the Netherlands, France, India, China, and the United Kingdom.
Application Hosting Services. Other than our internal Imaging Core Lab systems, our software products are available to customers through software licensing arrangements and as hosted application solutions with technical and training support services.
Consulting Services. We provide technical consulting in the evaluation of the sites that may participate in clinical trials. We also provide consulting services to our clients regarding regulatory issues involved in the design, execution, analysis, and submission of medical image data in clinical trials. BioClinica provides expertise through our deep roster of collaborative consultants, which includes board-certified radiologists, oncologists, rheumatologists, cardiologists, and other therapeutic specialists to ensure the highest quality independent review, as well as eClinical design and deployment expertise.
Customer Support. Our multi-lingual customer and site technical support is available 24 hours per day, seven days per week, via our call center. Customer support also includes training and software maintenance. Support services are bundled within our software licenses and outsourced service offerings.
Intellectual Property
          Proprietary intellectual property protection for our computer-imaging programs processes and expertise is important to our business. We have developed certain technically-derived procedures and computer software applications that are intended to increase the effectiveness and quality of our services. We rely upon patents, trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We have claimed trademark protection for BioClinica™ and Intelligent Imaging™. We hold patents for the two DEXA phantoms, titled Spine and Variable Composition Phantoms, which we sell to trial sites. We have registered our Stylized Man Design with the U.S. Patent and Trademark Office. We cannot assure you that we can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others may not develop independently the same, similar or superior techniques. Although our intellectual property rights are important to the results of our operations, we believe that other factors, such as our independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to our clients.
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
Competition
          The market for medical image management, electronic data collection, data management and other clinical trial services is highly competitive and rapidly evolving. Our imaging services primarily compete against specialty contract research organizations, or CROs, and to a lesser extent, universities and teaching hospitals. Our eClinical Services compete with internally developed solutions, CRO’s, and independent providers of such services. Certain of these competitors are owned by or are divisions of larger organizations, some of which have substantially greater resources than we do. As competition increases, we will look to provide value-added services and undertake marketing and sales programs to differentiate our services based on our expertise and experience in specific therapeutic and diagnostic areas, our technical expertise, our regulatory and clinical development experience, our quality performance and our international capabilities. Our competitive position also depends upon our ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how. Competition in our industry has resulted in additional pressure being placed on price, service and quality. Although we believe that we are well positioned against our competitors due to our experience in clinical trials and regulatory compliance along with our international presence, we cannot assure you that our competitors or clients will not provide or develop services similar or superior to those provided by us. This competition could have a material adverse impact on us.
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
          Our selling efforts are primarily focused on North America and Western Europe. Our marketing activities include exhibiting at major trade shows, advertising in trade journals and the sponsoring of industry associations. As of December 31, 2009, we had 29 employees in sales and marketing.
Significant Clients
          No one client represented more than 10% of our service revenues for the years ended December 31, 2009 or December 31, 2008, while for the year ended December 31, 2007, one client, Hoffmann-La Roche, which encompassed 11 projects, accounted for 13.4% of our service revenues. Contracts are terminable by our clients at any time and for any reason. The loss of a significant client, or a reduction in services provided to a significant client, would have a material adverse effect on our business, financial condition and results of operations.

Business Segments and Geographic Information
          We view our operations and manage our business as one operating segment, clinical trials services.
          Our corporate headquarters and operational facilities are in Pennsylvania, in the United States. We also have a European facility in Leiden, the Netherlands. We manage our services for European-based clinical trials from the Leiden facility. Our European facility has similar processing and analysis capabilities as our United States headquarters. We also have a facility in Lyon, France that provides product development and research activities. In January 2010, we incorporated BioClinica Private Limited in Bhubaneshwar, India to provide information technology support services.
Employees
          As of December 31, 2009, we had 479 employees, four of whom were executive officers.
          Of our employees, as of December 31, 2009, 29 were engaged in sales and marketing, 406 were engaged in client-related projects and 44 were engaged in administration and management. A significant number of our management and professional employees have prior industry experience. We believe that we have been successful in attracting skilled and experienced personnel; however, it remains a competitive market for recruiting such personnel. As of February 28, 2010, we have employment agreements with three of our executive officers. See “Item 11. Executive Compensation”. We consider relations with our employees to be good.
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
The recent economic downturn may adversely impact our ability to raise capital.
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
     No one client represented more than 10% of our service revenues for the years ended December 31, 2009 or December 31, 2008, while for the comparable period of 2007, one client, Hoffmann-La Roche, which encompassed 11 projects, represented 13.4% of our service revenues. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $98.7 million at December 31, 2009 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
          We acquired the CardioNow unit from AGFA Healthcare and substantially all of the assets of Tourtellotte Solutions, Inc. in the third quarter of 2009 and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business, or otherwise serve our strategic goals. Either as a result of the recent acquisitions or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, all of which could adversely affect our results of operations and financial condition.
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
          During fiscal 2009, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facility in Leiden, the Netherlands, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
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
We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.
     Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we market our software products, services and hosted solutions may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.
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

     The biopharmaceutical services industry is highly competitive, and we face numerous competitors in our business, including hundreds of CROs. If we fail to compete effectively, we will lose clients, which would cause our business to suffer. We primarily compete against in-house departments of pharmaceutical companies, full service CROs, small specialty CROs, and to a lesser extent, universities and teaching hospitals. Some of these competitors have substantially greater capital, technical and other resources than we do. In addition, certain of our competitors that are smaller specialized companies may compete effectively against us because of their concentrated size and focus.
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
The recent economic downturn coupled with the current regulatory environment could have a negative impact on the pharmaceutical, biotechnology and medical device industries.
          The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon the research and development expenditures by pharmaceutical, biotechnology and medical device companies. Some companies in these industries have found it difficult to raise capital in the equity and debt markets or through traditional credit markets to fund research and development. In addition, increased regulatory scrutiny from the FDA may have increased the costs of research and development for these companies. These companies have responded to the recent economic downturn and regulatory environment, by postponing, attenuating or cancelling clinical trials projects, or portions thereof, which may reduce the need for our services. As a result, our revenues may be similarly decreased. Furthermore, while our revenues may decrease, our costs may remain relatively fixed, resulting in decreased earnings.

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
Our software products and hosted solutions are at varying stages of market acceptance and the failure of any of our products to achieve or maintain wide acceptance would harm our operating results.
     We began offering our electronic data capture software solution for clinical trials in March 2008. Continued use of our current electronic data capture software products, and broad and timely acceptance of newly-introduced electronic data capture software products, as well as integrated solutions combining one or more of our software products, is critical to our future success and is subject to a number of significant risks, some of which are outside our control. These risks include:
•	our customers’ and prospective customers’ desire for and acceptance of our electronic data capture, clinical data management, drug safety and interactive response technology solutions;

•	our ability to meet product development and release schedules;

•	our software products and hosted solutions’ ability to support large numbers of users and manage vast amounts of data;

•	our ability to significantly expand our internal resources and increase our capital and operating expenses to support the anticipated growth and continued integration of our software products, services and hosted solutions; and

•	our customers’ ability to use our software products and hosted solutions, train their employees and successfully deploy our technology in their clinical trial and safety evaluation and monitoring activities.
     Our failure to address, mitigate or manage these risks would seriously harm our business, particularly if the failure of any or all of our software products or hosted solutions to achieve market acceptance negatively affects our sales of our other products and services.
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
     As of December 31, 2009, we had the following capital structure (in thousands):

Common stock outstanding	14,394

Common stock issuable upon:
Exercise of options which are outstanding	1,865
Available shares in the stock incentive plan which have not yet been granted	753
Restricted stock units outstanding	173

Total common stock outstanding assuming exercise or conversion of all of the above	17,185
     As of December 31, 2009, we had outstanding options to purchase 1,865,235 shares of common stock at exercise prices ranging from $0.66 to $8.06 per share (exercisable at a weighted average of $4.29 per share), of which 1,303,432 options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of December 31, 2009, we had 14.4 million shares of our common stock issued and outstanding, all of which are currently freely tradable. As part of the acquisition of substantially all of the assets of Tourtellotte Solutions, we also agreed to issue 350,000 shares of our common stock to Tourtellotte Solutions based upon achieving certain milestones, which include certain product development and revenue targets. At December 31, 2009, we believe these milestones will be achieved in 2010, see Note 2 to our Consolidated Financial Statements for additional information.
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
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 25% of the outstanding shares of common stock, restricted stock units and stock options that could have been converted to common stock at December 31, 2009, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2009 and December 31, 2009, our common stock has traded at a low of $2.75 per share and a high of $4.75 per share. Between January 1, 2010 and February 28, 2010, our common stock has traded at a low of $4.15 per share and a high of $5.93 per share.
     Our common stock began trading on the NASDAQ Global Market, formerly called the NASDAQ National Market, on December 18, 2003 and has a limited trading market. We cannot assure you that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.
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
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          We lease 58,700 square feet of office space located in Newtown, Pennsylvania. This lease expires December 2018 and provides for a fixed base rent of $95,350 per month with an annual inflation increase. We lease 9,300 square feet of additional office space located in Newtown, Pennsylvania for $8,500 per month in base rent, which expires May 2014. We also lease 36,143 square feet of office space in Audubon, Pennsylvania for $59,444 per month in base rent, which expires January 18, 2019. In addition, we lease 23,750 square feet of office space in Leiden, the Netherlands and another 6,265 square feet in Lyon, France. These leases are denominated in the Euro and expire in April 2013 and May 2017, respectively. The base rent for the Netherlands is $46,200 per month and the base rent for Lyon is $12,900, based upon the conversion rate as of December 31, 2009, with an annual inflation increase. We periodically review our office space requirements and may increase the amount of office space we lease as needed.
Item 3. Legal Proceedings.
          In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.
Item 4. RESERVED

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          On July 8, 2009, our shareholders approved an amendment to our Certificate of Incorporation, as amended, to change our name from Bio-Imaging Technologies, Inc. to BioClinica, Inc. and to change our stock symbol from “BITI” to “BIOC”. Our common stock began trading on the NASDAQ Global Market, formerly called the NASDAQ National Market, on December 18, 2003 under the symbol “BITI” and now trades under the symbol “BIOC”. Prior to listing on the NASDAQ Global Market, our common stock was traded on the American Stock Exchange under the symbol BIT from February 25, 2003 until December 18, 2003. Our common stock was quoted on the NASD OTC Bulletin Board under the symbol BITI prior to being listed on the American Stock Exchange.
          The following table sets forth the high and low bid quotations for our common stock as reported on the NASDAQ Global Market for each full quarterly period within the two most recent fiscal years. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common
Quarter	Stock
Ended	High	Low
March 31, 2008	8.95	6.57
June 30, 2008	8.15	6.18
September 30, 2008	7.99	6.48
December 31, 2008	7.53	2.15

March 31, 2009	3.71	2.63
June 30, 2009	4.24	3.02
September 30, 2009	4.07	3.20
December 31, 2009	4.75	3.25
          As of February 28, 2010, the number of holders of record of our common stock was 77 and the approximate number of beneficial holders, investors who hold our shares through brokers, of our common stock was 1,600.
          On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc., or Tourtellotte. Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, we agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets. At the acquisition date, the stock was recorded at an average price of $3.67 per share.
          We believe that the issuances of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients were sophisticated or accredited investors, acquired the securities for investment purposes only and not with a view to distribution and had adequate information about our company.

          We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings which we may realize will be retained to finance our growth.
          The following table provides information as of December 31, 2009 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of	Weighted
	Securities to be	Average Exercise	Number of Securities
	Issued Upon	Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
Plan Category	Outstanding Options	Options	Plans
Equity compensation plans that have been approved by security holders	1,865,000	$4.29	1,303,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,865,000	$4.29	1,303,000

STOCK PRICE PERFORMANCE GRAPH
     Our common stock is listed for trading on the NASDAQ Global Market under the symbol “BIOC”. The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the common stock for the period from December 31, 2004 through December 31, 2009, with the cumulative total return of the NASDAQ U.S. Stock Index and the NASDAQ Health Services Index over the same period. The comparison assumes $100 was invested on December 31, 2004 in our common stock, in the NASDAQ U.S. Stock Index and in the NASDAQ Health Services Index and assumes reinvestment of dividends, if any.

	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009
BioClinica, Inc.	100.00	58.94	147.08	147.45	66.79	77.19
NASDAQ U.S. Stock Index	100.00	102.13	112.21	121.69	58.69	84.30
Nasdaq Health Services Index	100.00	137.44	137.24	179.38	131.01	173.20
Source: CRSP NASDAQ Monthly Historical Industry Indexes. Copyright© NASDAQ. All rights reserved
     The foregoing Stock Price Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data.
     The following table presents selected consolidated financial data. This data is derived from historical financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related footnotes included in this Form 10-K.
For the years ended,
(in thousands, except per share data and number of employees)

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2007	2006	2005
CONTINUING OPERATIONS
Service revenue	$57,393	$56,181	$37,543	$31,853	$23,734
Total revenue	72,723	69,116	47,254	40,257	30,126
Income (loss) from continuing operations before interest and taxes	4,688	8,480	4,848	2,670	(3,226)
Income (loss) from continuing operations, net of taxes	2,959	5,791	3,343	1,968	(1,881)

Basic earnings (loss) per share:
Income (loss) from continuing operations	0.21	0.42	0.29	0.18	(0.17)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	0.20	0.40	0.26	0.16	(0.17)

Weighted average shares used to calculate earnings (loss) per share:
Basic	14,354	13,752	11,616	11,219	11,114
Diluted	15,100	14,469	12,745	12,364	11,114

FINANCIAL POSITION
Cash, cash equivalents	$14,570	$14,265	$17,915	$16,166	$10,554
Working capital	7,302	7,918	9,721	10,219	8,055
Total assets	75,337	69,208	43,057	34,108	28,791
Other liabilities	2,162	641	597	305	757
Stockholders’ equity	48,535	43,412	23,529	18,842	17,197

OTHER DATA
Purchases of property and equipment	$4,258	$2,916	$3,928	$2,232	$1,871

Depreciation and amortization	2,713	2,266	2,335	2,035	2,312
Number of employees	479	474	337	283	264

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     On July 8, 2009, our shareholders approved an amendment to our Certificate of Incorporation, as amended, to change our name from Bio-Imaging Technologies, Inc. to BioClinica, Inc.
     BioClinica, provides integrated clinical research services including imaging core lab and eClinical technologies and services to pharmaceutical, biotechnology, and medical device companies, and other organizations such as contract research organizations (CROs), engaged in global clinical studies. Our products and services include: medical image management, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, and electronic image transport and archive solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
Market For Our Services
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
Sales and Backlog
     Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically ranged from three to 12 months. In addition, the contracts under which we perform services typically cover a period of 3 to 60 months and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability.
     Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of December 31, 2009, which includes our medical image management and eClinical services, was $98.7 million compared to $92.7 million at December 31, 2008 and $92.5 million at December 31, 2007. Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations expansions, and reductions in scope of existing projects, all of which impacted our backlog at December 31, 2009.

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
Acquisitions and Dispositions
     During the third quarter of 2009, the Company acquired two companies that expand the range of products and services the Company offers in the clinical trials services sector.
     On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc., or Tourtellotte. Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, we agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets, hereinafter referred to as the “earn-out”. The fair value of the cash earn-out of $2.8 million has been recorded as a liability and the fair value of the 350,000 shares of $1.3 million has been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of December 31, 2009. We used cash from operations to fund the cash purchase price for Tourtellotte. The financial results of Tourtellotte for the fiscal year are included in the consolidated statement of income for the period ended December 31, 2009.
     On August 27, 2009, BioClinica acquired the CardioNow unit of Agfa Healthcare, or CardioNow. CardioNow has developed a web-based system for the secure transmission of medical cardiac images. The software was specifically developed for and marketed to the invasive cardiology departments of hospitals within the United States. BioClinica will integrate and enhance the current CardioNow software and service to offer our clients a streamlined electronic transport solution to facilitate the blinding, sharing, tracking and archiving of medical images for multi-center clinical trials as part of our suite of imaging services. The purchase price for CardioNow consisted of cash consideration paid to Agfa Healthcare of $1 million. We paid the purchase price for CardioNow with cash from operations. The financial results of CardioNow for the fiscal year are included in the consolidated statement of income for the period ended December 31, 2009.
     On January 6, 2009, pursuant to the asset aurchase agreement by and among BioClinica and MBI Benefits, Inc., or MBI, an indirectly owned subsidiary of Metavante Technologies, Inc., or Metavante, dated as of January 6, 2009, we sold our CapMed Division, including the division’s Personal Health Record (PHR) software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the agreement, Metavante paid us an upfront payment of Five Hundred Thousand Dollars ($500,000) in cash and will make an earn-out payment to us based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. We will receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract MBI enters into with certain “prospects” during the first six months of 2009. Additionally, we will receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract MBI enters into with certain “prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010. At December 31, 2009, we have not received any earn-out payments from Metavante.

Forward Looking Statements
     Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; the demand for our services and technologies; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions and the integration of current acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-K and expressed from time to time in our filings with the SEC, as well as the risk factors set forth in this Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
     On an on-going basis, we evaluate our estimates. The most significant estimates relate to the recognition of revenue and profits based on the proportional performance method of accounting for fixed service contracts, accounting for acquisitions, capitalization of software development costs, income taxes and fair value accounting for stock based compensation.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
     Revenue. Service revenues are recognized over the contractual term of our customer contracts using the proportional performance method. Service revenues are first recognized when we have a signed contract from a customer which: (i) contain fixed or determinable fees; (ii) collectability of such fees is reasonably assured; and (iii) services are performed. Any change to recognized service revenue as a result of revisions to estimated total hours are recognized in the period the estimate changes.
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
     We, at the request of our clients, directly contract with and pay independent radiologists, referred to as Readers, who review the client’s imaging data as part of the clinical trial. The costs of the Readers and other out-of-pocket expenses are reimbursed to us and recognized gross as reimbursement revenues
     Goodwill and Other Intangible Assets, Net. Goodwill is not amortized; instead, it is tested for impairment annually (at December 31st) or more frequently if indicators of impairment exist or if a decision is made to sell a business. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.
     Goodwill is allocated among and evaluated for impairment at the reporting level unit, which is defined as an operating segment or one level below an operating segment. BioClinica has one operating segment, clinical trial services, which is a single reporting unit.
     We use a discounted cash flow model to estimate the current fair value of the reporting unit when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth rate, operating profit margins, discount rate, tax rates, capital spending, and working capital changes. We consider market participant assumptions in estimating fair value of the reporting unit. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates. At December 31, 2009, we conducted the required annual test of impairment. In 2009, the estimated fair values of the clinical trial services reporting unit was in excess of its carrying values, resulting in no impairment.
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
     Stock-based compensation costs. We account for stock-based compensation costs in accordance with FASB ASC 718 Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition of this guidance, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of the stock-based awards at the grant date requires considerable judgment. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If the actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.
Foreign Currency Risks
     Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $215,000 and $279,000 to our net asset position, at December 31, 2009 and December 31, 2008, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
     Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at December 31, 2009 and December 31, 2008. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
     We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. As of December 31, 2009, there are no outstanding derivative positions.

Results of Operations
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008.

		% of		% of
		Total		Total	$	%
(in thousands)	2009	Revenue	2008	Revenue	Change	Change
Service revenues	$57,393	78.9%	$56,181	81.3%	$1,212	2.2%
Reimbursement revenues	15,330	21.1%	12,935	18.7%	2,395	18.5%

Total revenues	72,723	100.0%	69,116	100.0%	3,607	5.2%

Cost and expenses:
Cost of service revenues	35,630	49.0%	32,446	46.9%	3,184	9.8%
Cost of reimbursement revenues	15,330	21.1%	12,935	18.7%	2,395	18.5%
Sales and marketing expenses	8,052	11.1%	7,860	11.4%	192	2.4%
General and administrative expenses	7,414	10.2%	7,015	10.1%	399	5.7%
Amortization of intangible assets related to acquisitions	489	0.7%	380	0.6%	109	28.7%
Restructuring charges	466	0.6%	—	0.0%	466	—
Merger and acquisition related costs	654	0.9%	—	0.0%	654	—

Total cost and expenses	68,035	93.6%	60,636	87.7%	7,399	12.2%

Income from continuing operations before interest and taxes	4,688	6.4%	8,480	12.3%	(3,792)	(44.7%)

Interest income	41	0.1%	429	0.6%	(388)	(90.4%)
Interest expense	(13)	0.0%	(7)	0.0%	(6)	85.7%
Income tax provision	(1,757)	(2.4%)	(3,111)	(4.5)%	1,354	(43.5%)

Income from continuing operations, net of taxes	$2,959	4.1%	$5,791	8.4%	$(2,832)	(48.9%)

Loss from discontinued operations, net of taxes	—	0.0%	(3,001)	(4.3)%	3,001	(100%)

Net income	$2,959	4.1%	$2,790	4.1%	$169	6.1%

     The Consolidated Statements of Income for all periods presented reflect the CapMed division in discontinued operations.
     The results of operations of CardioNow and Tourtellotte are included in the Consolidated Statements of Income for the period ended December 31, 2009 from the respective acquisition dates. The results of operations for the year ended December 31, 2008 excludes the results of PDS from January 1, 2008 through March 31, 2008 (PDS was acquired on March 24, 2008 and we did not include the eight days from March 24, 2008 through March 31, 2008 due to immateriality).
     Service revenues were $57.4 million for fiscal 2009 and $56.2 million for fiscal 2008, an increase of $1.2 million, or 2.2%. The increase in our service revenues was due to a full year of PDS service revenue for fiscal 2009 versus only nine months of PDS service revenue for fiscal 2008 offset by an overall decrease in service revenues for fiscal 2009. Our service revenues have been impacted due to the pharmaceutical companies’ response to overall economic conditions, resulting in re-evaluation of drug programs and some contract decisions being delayed. We believe as worldwide demand for new drugs grow, our customers will continue to conduct more clinical trials in pursuit of regulatory approval in countries around the world and clinical trials service organizations, such as ours, with an established global presence, depth of services and expertise, will continue to benefit.
     Reimbursement revenues and cost of reimbursement revenues was $15.3 million for fiscal 2009 and $12.9 million for fiscal 2008, an increase of $2.4 million, or 18.5%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues was $35.6 million for fiscal 2009 and $32.4 million for fiscal 2008, an increase of $3.2 million, or 9.8%. The increase in cost of service revenues is primarily due to a full year of PDS costs in 2009 versus nine months of PDS costs in 2008 and the addition of personnel from the Tourtellotte acquisition in the third quarter of 2009. The cost of service revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase in 2010 due to the addition of personnel from Tourtellotte from the acquisition on September 15, 2009 offset by the savings of $1.6 million from the restructuring in Q2 2009.
     Sales and marketing expenses were $8.1 million for fiscal 2009 and $7.9 million for fiscal 2008, an increase of $192,000 or 2.4%. The increase is primarily due to a full year of sales personnel from the PDS acquisition offset by less marketing costs and tradeshow attendance. We expect that sales and marketing expenses will remain relatively flat in fiscal 2010.
     General and administrative expenses were $7.4 million for fiscal 2009 and $7.0 million for fiscal 2008, an increase of $400,000, or 5.7%. General and administrative expenses in fiscal 2009 and 2008 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. This increase is primarily due to a full year of finance and administrative personnel from the PDS acquisition offset by less professional and consulting service fees. In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction. We expect that our general and administrative expenses will remain relatively flat for fiscal 2010.
     Amortization of intangible assets related to acquisitions for fiscal 2009 and 2008 were $489,000 and $380,000, respectively, an increase of $109,000, or 28.7%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte and Theralys. The increase is primarily due to the addition of Tourtellotte. We expect that the amortization of intangible assets related to acquisitions may increase as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
     In the second quarter of 2009, in order to streamline the operations and reduce costs, management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs. We have paid the $466,000 in the third and fourth quarters of 2009 and nothing is left to be paid from the restructuring at December 31, 2009. We expect to realize annual savings of $1.6 million from the restructuring.
     Merger and acquisition related costs of $654,000 for fiscal 2009 include expenses of $560,000 consisting of costs resulting directly from merger and acquisition activities for the Tourtellotte and CardioNow acquisitions such as legal, accounting and investment banking fees and other due diligence and integration costs. Also included in this cost is $94,000 of earn-out accretion from the Tourtellotte acquisition due to the difference in the fair value from the purchase price recorded at the date of acquisition to December 31, 2009. On January 1, 2009, we adopted FASB ASC 805 which requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.
     Net interest income was $28,000 for fiscal 2009 and net interest income was $422,000 for fiscal 2008, a decrease of $394,000, or 93.4%. Net interest income and expense for fiscal 2009 and 2008 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease was due to a decline in market interest rates for short-term cash investments; we expect this trend to continue throughout 2010.
     Our income tax provision for fiscal 2009 was $1.8 million and $3.1 million for fiscal 2008. Our effective tax rate from continuing operations was 37% for fiscal 2009 and 35% for fiscal 2008. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

Results of Operations
     Year Ended December 31, 2008 Compared with Year Ended December 31, 2007.

		% of		% of
		Total		Total	$	%
(in thousands)	2008	Revenue	2007	Revenue	Change	Change
Service revenues	$56,181	81.3%	$37,543	79.4%	$18,638	49.6%
Reimbursement revenues	12,935	18.7%	9,711	20.6%	3,224	33.2%

Total revenues	69,116	100.0%	47,254	100.0%	21,862	46.3%

Cost and expenses:
Cost of service revenues	32,446	46.9%	21,900	46.3%	10,546	48.2%
Cost of reimbursement revenues	12,935	18.7%	9,711	20.6%	3,224	33.2%
Sales and marketing expenses	7,860	11.4%	5,005	10.6%	2,855	57.0%
General and administrative expenses	7,015	10.1%	5,734	12.1%	1,281	22.3%
Amortization of intangible assets related to acquisitions	380	0.6%	56	0.1%	324	578.6%

Total cost and expenses	60,636	87.7%	42,406	89.7%	18,230	43.0%

Income from continuing operations before interest and taxes	8,480	12.3%	4,848	10.3%	3,632	74.9%

Interest income	429	0.6%	654	1.4%	(225)	(34.4)%
Interest expense	(7)	0.0%	(11)	0.0%	4	(36.4)%
Income tax provision	(3,111)	(4.5)%	(2,148)	(4.6)%	(963)	44.8%

Income from continuing operations, net of taxes	$5,791	8.4%	$3,343	7.1%	$2,448	73.2%

Loss from discontinued operations, net of taxes	(3,001)	(4.3)%	(1,011)	(2.1)%	(1,990)	196.8%

Net income	$2,790	4.1%	$2,332	5.0%	$458	19.6%

     The Consolidated Statements of Income for all periods presented reflect the CapMed division in discontinued operations.
     The Consolidated Statement of Income for fiscal 2008 excludes the financial results of PDS from the acquisition date of March 24, 2008 through March 31, 2008 due to immateriality of PDS’s results of operations for that period.
     Service revenues were $56.2 million for fiscal 2008 and $37.5 million for fiscal 2007, an increase of $18.6 million, or 49.6%. The increase in fiscal 2008 service revenues of $18.6 million, included $12.5 million in service revenue from PDS from the date of acquisition through December 31, 2008. The additional increase in service revenues of $6.1 million, a 16.3% increase in non-PDS revenues, resulted from an increase in work performed from our backlog. In fiscal 2008, no one client accounted for more than 10% of our service revenues, while in fiscal 2007 one client, Hoffmann-La Roche, with 11 projects, represented 13.4% of our service revenues.
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
     Cost of service revenues was $32.4 million for fiscal 2008 and $21.9 million for fiscal 2007, an increase of $10.5 million, or 48.2%. Cost of service revenues for fiscal 2008 and 2007 were comprised of professional salaries and benefits and allocated overhead. The increase in cost of service revenues was primarily due to the addition of salaries and other labor related costs of $7.8 million, a 35.6% increase related to the operations of PDS. The remaining increase of $2.7 million was attributable to the increase in costs of our European facilities, and an increase in operational personnel to support the increased service revenue. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.
     Sales and marketing expenses were $7.9 million for fiscal 2008 and $5.0 million for fiscal 2007, an increase of $2.9 million, or 57.0%. Sales and marketing expenses in fiscal 2008 and 2007 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase was primarily due to the addition of sales personnel from the PDS acquisition along with increased marketing and tradeshow attendance.
     General and administrative expenses were $7.0 million for fiscal 2008 and $5.7 million for fiscal 2007, an increase of $1.3 million, or 22.3%. General and administrative expenses in fiscal 2008 and 2007 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase was primarily due to the addition of personnel and other professional services related to the administration of PDS.
     Net interest income was $422,000 for fiscal 2008 and net interest income was $643,000 for fiscal 2007, a decrease of $221,000, or 34.4%. This decrease is primarily due to a lower investable cash balances and lower interest rates on short term investments. Net interest income and expense for 2008 and 2007 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations.
Our income tax provision for fiscal 2008 was $3.1 million and $2.1 million for fiscal 2007. Our effective tax rate from continuing operations was 34.9% for fiscal 2008 and 39.1% for fiscal 2007. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

Quarterly Results
     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included herein.
Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands except per share data)	2009	2009	2009	2009	2008	2008	2008	2008
Service revenues	14,851	14,146	13,921	14,475	14,956	15,093	15,109	11,023
Reimbursement revenues	5,366	4,227	3,142	2,595	2,737	3,048	4,073	3,077

Total revenues	20,217	18,373	17,063	17,070	17,693	18,141	19,182	14,100

Cost and expenses:
Cost of service revenues	9,024	8,937	8,608	9,061	8,995	8,513	8,595	6,343
Cost of reimbursement revenues	5,366	4,227	3,142	2,595	2,737	3,048	4,073	3,077
Sales and marketing expenses	2,113	1,617	2,166	2,156	2,043	2,120	2,229	1,468
General and administrative expenses	1,871	1,759	1,867	1,917	1,614	1,962	1,900	1,539
Amortization of intangible assets related to acquisitions	145	112	112	119	11	212	133	24
Restructuring charges	—	—	466	—	—	—	—	—
Mergers and acquisitions expense	94	560	—	—	—	—	—	—

Total cost and expenses	18,613	17,212	16,361	15,848	15,400	15,855	16,930	12,451

Income from continuing operations before interest and taxes	1,604	1,161	702	1,222	2,293	2,286	2,252	1,649
Interest income	4	5	10	22	77	98	101	153
Interest expense	(7)	(1)	(3)	(2)	(3)	(1)	(3)	—
Income tax provision	(658)	(463)	(180)	(456)	(702)	(856)	(887)	(666)

Income from continuing operations, net of taxes	943	702	529	786	1,665	1,527	1,463	1,136
Loss from discontinued operations	—	—	—	—	(1,836)	(451)	(402)	(312)

Net income	943	702	529	786	(171)	1,076	1,061	824

Basic earnings per share:
Income from continuing operations	0.07	0.05	0.04	0.05	0.12	0.11	0.10	0.09
Discontinued operations	—	—	—	—	(0.13)	(0.03)	(0.03)	(0.03)
Net Income	0.07	0.05	0.04	0.05	(0.01)	0.08	0.07	0.06

Diluted earnings per share:
Income from continuing operations	0.06	0.05	0.04	0.05	0.11	0.10	0.10	0.09
Discontinued operations	—	—	—	—	(0.12)	(0.03)	(0.03)	(0.03)
Net Income	0.06	0.05	0.04	0.05	(0.01)	0.07	0.07	0.06

Weighted average shares used to calculate earnings per share:
Basic	14,358	14,367	14,356	14,341	14,341	14,279	14,279	12,021
Diluted	15,158	15,146	15,118	15,085	14,764	15,168	15,168	12,964

Liquidity and Capital Resources
Our principal liquidity requirements have been and we expect will be, for working capital and general corporate purposes, including capital expenditures.
Statement of Cash Flow for the year ended December 31, 2009 compared to December 31, 2008

(in thousands)	2009	2008

Net cash provided by activities from continuing operations	$7,552	$9,768
Net cash used in investing activities from continuing operations	$(7,713)	$(10,605)
Net cash (used in) provided by financing activities from continuing operations	$(43)	$523
          At December 31, 2009, we had cash and cash equivalents of $14.6 million. Working capital, defined as current assets minus current liabilities, at December 31, 2009 was $7.3 million as compared to working capital at December 31, 2008 of $7.9 million.
          Net cash provided by continuing operating activities for fiscal 2009 was $7.6 million compared to net cash provided by operating activities of $9.8 million for fiscal 2008. The primary drivers of the change in cash provided by continuing operations is the decrease in accounts receivable and decrease in accrued expenses.
          Net cash used in investing activities consists primarily of our investment in capital and leasehold improvements from continuing operations of $4.3 million and cash paid for the acquisition of Tourtellotte Solutions and CardioNow for $3.1 million. We currently anticipate that capital expenditures for fiscal 2010 will be approximately $4.5 million. These expenditures primarily represent additional upgrades in our networking, data storage and core laboratory capabilities for both the United States and European operations as well as capitalization of software costs.
          Net cash provided by (used in) financing activities is primarily attributable to a tax benefit related to stock options of $44,000 and proceeds from stock option exercises of $31,000 offset by payments on capital leases of $118,000.
          The following table lists our cash contractual obligations as of December 31, 2009:

	Payments Due By Period
(in thousands)		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Facility rent operating leases	20,822	1,874	4,761	4,864	9,323
Employment agreements	1,289	225	1,064	—	—
Earn-outs for Tourtellotte acquisition	3,258	1,258	2,000	—	—
Total contractual cash obligations	$25,369	$3,357	$7,825	$4,864	$9,323
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
          We anticipate that our existing capital resources together with cash flow from operations will be sufficient to meet our foreseeable cash needs. However, we cannot assure you that our operating results will continue to achieve profitability on an annual basis in the future. The inherent operational risks associated with the following factors may have a material adverse affect on our future liquidity:
•	our ability to gain new client contracts;

•	project cancellations;

•	the variability of the timing of payments on existing client contracts;

•	acquisition expenses; and

•	other changes in our operating assets and liabilities.
          We may seek to raise additional capital from equity or debt sources in order to take advantage of opportunities such as more rapid expansion, acquisitions or the development of new services. We cannot assure you that additional financing will be available, if at all, on terms acceptable to us.
          Our fiscal year 2010 operating plan contains assumptions regarding revenue and expenses. The achievement of our operating plan depends heavily on the timing of work performed by us on existing projects and our ability to gain and perform work on new projects. Project cancellations or delays in the timing of work performed by us on existing projects or our inability to gain and perform work on new projects could have an adverse impact on our ability to execute our operating plan and maintain adequate cash flow. In the event actual results do not meet the operating plan, our management believes it could execute contingency plans to mitigate these effects. Considering the cash on hand and based on the achievement of the operating plan and management’s actions taken to date, management believes it has the ability to continue to generate sufficient cash to satisfy our operating requirements in the normal course of business for at least the next twelve months and the foreseeable future.

Recently Issued Accounting Statements
          On September 30, 2009, BioClinica adopted FASB ASC 105, Generally Accepted Accounting Principles, (FASB ASC 105). FASB ASC 105 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. FASB ASC 105 and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of FASB ASC 105 had no impact on the Financial Statements.
          In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by us for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and we therefore removed the disclosure in this Annual Report.
          On June 30, 2009, BioClinica adopted FASB ASC 270, Interim Reporting (FASB ASC 270), issued by the FASB to fair value disclosures of financial instruments. FASB ASC 270 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FASB ASC 270 had no impact on the Financial Statements.
          On January 1, 2009, BioClinica adopted FASB ASC 820, Fair Value Measurements and Disclosures,(FASB ASC 820), issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of FASB ASC 820, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements.
          On January 1, 2009, BioClinica adopted FASB ASC 805, Business Combinations (FASB ASC 805), issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, FASB ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. Additionally, FASB ASC 805 requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of FASB ASC 805 resulted in a charge of $560,000 ($333,000 after-tax) in mergers and acquisitions related expenses on the accompanying Consolidated Statements of Income for acquisitions completed in the third quarter of 2009. These provisions were applied to the acquisitions completed in the fourth quarter, refer to Note 2 of our Consolidated Financial Statements.
          On January 1, 2009, BioClinica adopted changes to FASB ASC 350, Intangibles — Goodwill and Other (FASB ASC 350), issued by the FASB to accounting for intangible assets. The changes to FASB ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of FASB ASC 350 had no impact on the Financial Statements.
          In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Management believes the adoption of this new guidance will not have a material impact on our financial statements.
Existing Contracts
          As of December 31, 2009, we had entered into agreements to provide services with a remaining value of $98.7 million. Such contracts are subject to termination by us or our clients at any time or for any reason. In addition, clients’ clinical trials or other projects are subject to timing and scope changes. Therefore, total service revenue generated by us during the life of these contracts may be less than initial contract values.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk
          We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
          Foreign Currency Risk
          In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands and France subsidiaries. During the twelve months ended December 31, 2009 and 2008, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. The last Euro call option expired March 31, 2007, and we have not entered into any new Euro call options since that time. As of December 31, 2009, there were no outstanding derivative positions.
          Under our current foreign exchange rate risk management policy, and upon expiration or ineffectiveness of any derivatives, we will record a gain or loss from such derivatives that are deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Income based on the nature of the underlying cash flow hedged.
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
And Shareholders of
BioClinica, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of BioClinica, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.
PricewaterhouseCoopers LLP
Philadelphia, PA
March 30, 2010

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,570	$14,265
Accounts receivable, net of allowance for doubtful accounts of $9 and $11, respectively	10,966	11,982
Prepaid expenses and other current assets	1,869	2,315
Assets held for sale	—	500
Deferred income taxes	3,370	3,084

Total current assets	30,775	32,146
Property and equipment, net	9,040	7,022
Intangibles, net	1,969	2,058
Goodwill	32,933	27,391
Other assets	620	591

Total Assets	$75,337	$69,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,899	$3,832
Accrued expenses and other current liabilities	4,134	5,236
Deferred revenue	14,256	15,106
Current maturities of capital lease obligations	—	54
Current liability for acquisition earn-out	1,184	—

Total current liabilities	23,473	24,228
Long-term capital lease obligations	—	65
Long-term liability for acquisition earn-out	1,657	—
Deferred income tax	1,167	927
Other liability	505	576

Total liabilities	26,802	25,796

Commitments and Contingencies

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at December 31, 2009 and 2008	—	—
Common stock — $.00025 par value; authorized 36,000,000 shares, issued and outstanding 14,394,374 shares at December 31, 2009 and authorized 18,000,000 shares, issued and outstanding 14,341,403 shares at December 31, 2008	4	4
Common stock consideration for earn-out	1,309	—

Additional paid-in capital	43,104	42,270
Retained earnings	4,039	1,080
Accumulated other comprehensive income	79	58

Stockholders’ equity	48,535	43,412

Total liabilities and stockholders’ equity	$75,337	$69,208

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands except per share data)	2009	2008	2007
Service revenues	$57,393	$56,181	$37,543
Reimbursement revenues	15,330	12,935	9,711

Total revenues	72,723	69,116	47,254

Cost and expenses:
Cost of service revenues	35,630	32,446	21,900
Cost of reimbursement revenues	15,330	12,935	9,711
Sales and marketing expenses	8,052	7,860	5,005
General and administrative expenses	7,414	7,015	5,734
Amortization of intangible assets related to acquisitions	489	380	56
Restructuring charges	466	—	—
Mergers and acquisitions related costs	654	—	—

Total cost and expenses	68,035	60,636	42,406

Income from continuing operations before interest and taxes	4,688	8,480	4,848

Interest income	41	429	654
Interest expense	(13)	(7)	(11)
Income tax provision	(1,757)	(3,111)	(2,148)

Income from continuing operations, net of taxes	$2,959	$5,791	$3,343

Loss from discontinued operations, net of taxes	—	(3,001)	(1,011)

Net income	$2,959	$2,790	$2,332

Basic earnings per share:
Income from continuing operations	$0.21	$0.42	$0.29

Loss from discontinued operations	—	$(0.22)	$(0.09)

Net Income	$0.21	$0.20	$0.20

Diluted earnings per share:
Income from continuing operations	$0.20	$0.40	$0.26

Loss from discontinued operations	—	$(0.21)	$(0.08)

Net Income	$0.20	$0.19	$0.18

Weighted average shares used to calculate earnings per share:
Basic	14,354	13,752	11,616

Diluted	15,100	14,469	12,745

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Other
			Additional	Common Stock	Accumulated	Comprehensive
	Common Stock		Paid-in	Consideration for	(Deficit) Retained	Gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Earn-out	Earnings	(Loss)	Equity
Balance at December 31, 2006	11,310	$3	$22,864	$—	$(4,043)	$17	$18,841
Stock options exercised	341	—	301		—	—	301
Restricted shares issued	15	—	—		—	—	—
Stock issued for acquisitions	99	—	802		—	—	802
Stock based compensation	—	—	474		—	—	474
Tax benefit on exercise of stock options	—	—	643		—	—	643
Net unrealized loss on derivative instruments	—	—	—		—	(17)	(17)
Equity adjustment from foreign currency translation	—	—	—		—	151	151
Net income	—	—	—		2,333	—	2,333

Balance at December 31, 2007	11,765	$3	$25,084	$—	$(1,710)	$151	$23,528
Stock options exercised	290	—	387		—	—	387
Restricted shares issued	21	—	(86)		—	—	(86)
Stock issued for acquisitions	2,265	1	15,946		—	—	15,947
Stock based compensation	—	—	649		—	—	649
Tax benefit on exercise of stock options	—	—	290		—	—	290
Equity adjustment from foreign currency translation	—	—	—		—	(93)	(93)
Net income	—				2,790	—	2,790

Balance at December 31, 2008	14,341	$4	$42,270	$—	$1,080	$58	$43,412
Stock options exercised	38	—	31		—	—	31
Restricted shares issued	15	—	(31)		—	—	(31)
Stock consideration for acquisitions	—	—	—	1,309	—	—	1,309
Stock based compensation	—	—	790		—	—	790
Tax benefit on exercise of stock options	—	—	44		—	—	44
Equity adjustment from foreign currency translation	—	—	—		—	21	21
Net income	—				2,959	—	2,959

Balance at December 31, 2009	14,394	$4	$43,104	$1,309	$4,039	$79	$48,535

Statements of comprehensive income	For the year ended December 31,
(in thousands)	2009	2008	2007
Net income	$2,959	$2,790	$2,333
Net unrealized income (loss) on derivative instruments, net of tax	—	—	(17)
Equity adjustment from foreign currency translation	21	(93)	151

Total comprehensive income	$2,980	$2,697	$2,467
The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$2,959	$2,790	$2,332
Adjustments to reconcile net income to net cash provided by Operating activities, net of acquisition:
Depreciation and amortization	2,711	2,266	2,335
(Benefit) provision for deferred income taxes	336	(311)	286
Accretion of acquisition earn-out	94	—	—
Bad debt provision (recovery)	93	(6)	15
Stock based compensation expense	760	563	474
Gain on foreign currency options	—	—	(10)
Loss from discontinued operations	—	3,001	1,011
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	1,802	(1,339)	(145)
Decrease (increase) in prepaid expenses and other current assets	447	(830)	(77)
(Increase) decrease in other assets	(30)	93	(53)
Increase in accounts payable	403	1,599	78
(Decrease) increase in accrued expenses and other current liabilities	(1,100)	353	1,334
(Decrease) increase in deferred revenue	(852)	(850)	2,073
(Decrease) increase in other liabilities	(71)	(3)	23
Increase in net assets held for sale	—	2,442	309

Cash provided by activities from continuing operations	7,552	9,768	9,985
Cash used by discontinued operations	—	(2,974)	(1,319)

Net cash provided by operating activities	7,552	6,794	8,666

Cash flows used in investing activities:
Purchases of property and equipment	(4,569)	(2,677)	(2,575)
Net cash paid for acquisition	(3,144)	(7,928)	(3,507)

Net cash used in investing activities from continuing operations	(7,713)	(10,605)	(6,082)
Purchase of plant, property and equipment for discontinued operations	—	(239)	(1,353)
Net cash received for sale of assets of discontinued operations	500	—	—

Net cash used in investing activities	(7,213)	(10,844)	(7,435)

Cash flows from financing activities:
Payments under equipment lease obligations	(118)	(153)	(454)
Proceeds from exercise of stock options	31	386	301
Excess tax benefit related to stock options	44	290	643

Net cash (used in) provided by financing activities from continuing operations	(43)	523	490

Effect of exchange rate changes on cash	9	(123)	28

Net increase (decrease) in cash and cash equivalents	305	(3,650)	1,749
Cash and cash equivalents at beginning of period	14,265	17,915	16,166

Cash and cash equivalents at end of period	$14,570	$14,265	$17,915

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11	$11	$12
Cash paid during the period for income taxes	$1,226	$1,970	$604
The accompanying notes are an integral part of these statements.

Supplemental cash flow disclosure
Schedule of non cash investing and financing activities

	For the year ended December 31,
(in thousands)	2009	2008	2007
Increase in property, plant and equipment acquisitions in accounts payable	$334	$7	$11
Value of contingent stock and cash to be used for earn-out provisions related to acquired business	$4,150	$—	$—

Acquired business	For the year ended December 31,
(in thousands)	2009	2008	2007
Accounts receivable	$934	$4,926	$228
Property and equipment	—	721	185
Other assets	55	295	53
Intangible assets and goodwill	2,248	23,874	4,590
Current liabilities assumed	(93)	(1,061)	(377)
Other liabilities assumed	—	(4,880)	(412)
Common stock issued	—	(15,947)	(760)

Cash paid for acquired business, net of cash acquired of $0, $418,000 and $201,000, respectively	$3,144	$7,928	$3,507
The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
1. Organization and Summary of Significant Accounting Policies
Description of Business
     On July 8, 2009, our shareholders approved an amendment to our Certificate of Incorporation, as amended, to change our name from Bio-Imaging Technologies, Inc. to BioClinica, Inc.
     BioClinica, provides integrated clinical research services including imaging core lab and eClinical technologies and services to pharmaceutical, biotechnology, and medical device companies, and other organizations such as contract research organizations (CROs), engaged in global clinical studies. Our products and services include: medical image management, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, and electronic image transport and archive solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
     On January 6, 2009, we sold our CapMed division to MBI Benefits, Inc., an indirectly owned subsidiary of Metavante Technologies, Inc. This division included the Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology. The sale of CapMed enables us to focus on our core clinical trial services business.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxford Bio-Imaging Research, Inc. and BioClinica Holding B.V. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of the acquisition. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The financial information for all prior periods presented have been reclassified to reflect assets held for sale and discontinued operations related to the CapMed division. See Note 3 for additional information.
     Our results for fiscal 2009 include reductions to net income of $42,000 as a result of additional income tax provision recorded in the fourth quarter of fiscal 2009 that should have been recorded as a reduction of net income in fiscal 2008. An additional out-of-period adjustment was recorded in the fourth quarter of fiscal 2009 that decreased goodwill and increased our deferred tax asset by $363,000, related to recording a net operating loss carryforward that should have been recorded in the first quarter of fiscal 2008. We have determined that the impact of these adjustments recorded in the fourth quarter of fiscal 2009 were immaterial to our results of operations in all applicable prior interim and annual periods. As a result, we have not restated any prior period amounts.
Foreign Currency Translation
     Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
fiscal year. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.
Functional Currency
     Historically, the functional currency for our Netherlands operations was the US Dollar based on an initial evaluation, as well as periodic evaluations of economic factors, as set forth in FASB ASC 830 Foreign Currency Matters.
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
     The equity adjustment from foreign currency translation was $21,000 and $(93,000) at December 31, 2009 and 2008, respectively.
     The functional currency for our French operations is the Euro based on our initial and periodic evaluations of economic factors as set forth in FASB ASC 830 Foreign Currency Matters.
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
Fair Value of Financial Instruments
     The carrying values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to their short maturities. The earn-out liability from the Tourtellotte acquisition is recorded at fair value, see Note 2 for additional information.
Cash and Cash Equivalents
     The Company maintains cash in excess of FDIC insurance limits in certain financial institutions. The Company considers cash equivalents to be highly liquid investments with an original maturity of three months or less.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
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
     The Company, at the request of its clients, directly contracts with and pays independent radiologists, referred to as Readers, who review the client’s imaging data as part of the clinical trial. The costs of the Readers and other out-of-pocket expenses are reimbursed to the Company and recognized gross as reimbursement revenues.
Allowance For Doubtful Accounts
     The Company maintains allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of the customers ability to make payments, additional allowances may be required. The Company does not have any off-balance-sheet credit exposure related to its customers and the trade accounts receivable do not bear interest.

	December 31,
(in thousands)	2009	2008
Billed trade accounts receivable	10,164	$10,091
Unbilled trade accounts receivable	747	1,863
Other	55	28

Total receivables	10,966	$11,982

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

Allowance Rollforward:

Balance at December 31, 2007	$29
Additions	6
Write offs (net of recoveries)	(24)

Balance at December 31, 2008	$11
Additions	93
Write offs (net of recoveries)	(95)

Balance at December 31, 2009	$9

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
     Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted cash flows of the operations related to the assets to their carrying amount An impairment loss would be recognized when the carrying amount of the assets exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow model. The estimated undiscounted net cash flows require significant management judgments.
Capitalized Software Development
     The Company capitalizes development costs for a software project once the preliminary project stage is completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies. The Company capitalized software development costs of $1,806,000, $897,000 and $1,7000,000 for the year ended December 31, 2009, 2008 and 2007 respectively. Amortization expense related to capitalized computer software costs amounted to $423,000, $582,000 and $445,000 at December 31, 2009, 2008 and 2007 respectively. Capitalized software development costs are included as a component of property and equipment.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
     Definite-lived intangible assets, such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from 2 to 7 years. The Company continually evaluates the reasonableness of the useful lives of these assets.
Income Taxes
     The Company accounts for income taxes under the provisions of FASB ASC 740 Income Taxes, which utilizes the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates. A valuation allowance is provided against the carrying value of deferred tax assets when management believes it is more likely than not that the deferred tax assets will not be realized. The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.
Earnings Per Share
     FASB ASC 260 Earnings Per Share requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share are calculated by dividing the net income available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.
     The computation of basic earnings per common share and diluted earnings per common share is as follows:

	For the year ended December 31,
(in thousands except per share data)	2009	2008	2007
Net income — diluted and basic	2,959	$2,790	$2,332

Denominator — basic:
Weighted average number of common shares	14,354	13,752	11,616

Basic income per common share	$0.21	$0.20	$0.20

Denominator — diluted:
Weighted average number of common shares	14,354	13,752	11,616
Common share equivalents of outstanding stock options	403	648	1,023
Common share equivalents of unrecognized compensation expense	343	69	106

Weighted average number of dilutive common equivalent shares	15,100	14,469	12,745

Diluted income per common share	$0.20	$0.19	$0.18

     We excluded options to purchase 656,000, 719,000 and 140,000 shares of our common stock for the twelve months ended December 31, 2009, 2008 and 2007, respectively, since they were out-of-the-money and antidilutive.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
Recently Issued Accounting Statements
     On September 30, 2009, BioClinica adopted FASB ASC 105, Generally Accepted Accounting Principles, (FASB ASC 105). FASB ASC 105 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. FASB ASC 105 and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of FASB ASC 105 had no impact on the Financial Statements.
     In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by us for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and we therefore removed the disclosure in this Annual Report.
     On June 30, 2009, BioClinica adopted FASB ASC 270, Interim Reporting (FASB ASC 270), issued by the FASB to fair value disclosures of financial instruments. FASB ASC 270 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FASB ASC 270 had no impact on the Financial Statements.
     On January 1, 2009, BioClinica adopted FASB ASC 820, Fair Value Measurements and Disclosures,(FASB ASC 820), issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
prospectively with limited exceptions. The adoption of FASB ASC 820, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Financial Statements.
     On January 1, 2009, BioClinica adopted FASB ASC 805, Business Combinations (FASB ASC 805), issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, FASB ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. Additionally, FASB ASC 805 requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of FASB ASC 805 resulted in a charge of $560,000 ($333,000 after-tax) in mergers and acquisitions related expenses on the accompanying Consolidated Statements of Income for acquisitions completed in the third quarter of 2009. These provisions were applied to the acquisitions completed in the fourth quarter, refer to Note 2 of our Consolidated Financial Statements.
     On January 1, 2009, BioClinica adopted changes to FASB ASC 350, Intangibles — Goodwill and Other (FASB ASC 350), issued by the FASB to accounting for intangible assets. The changes to FASB ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of FASB ASC 350 had no impact on the Financial Statements.
     In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Management believes the adoption of this new guidance will not have a material impact on our financial statements.
2. Acquisitions
2009 Acquisitions:
     On August 27, 2009, BioClinica acquired the CardioNow unit of Agfa Healthcare (“CardioNow”). CardioNow has developed a web-based system for the secure transmission of medical cardiac images. The software was specifically developed for and marketed to the invasive cardiology departments of hospitals within the United States. BioClinica will integrate and enhance the current CardioNow software and service to offer our clients a streamlined electronic transport solution to facilitate the blinding, sharing, tracking and archiving of medical images for multi-center clinical trials as part of our suite of imaging services. The purchase price for CardioNow consisted of cash consideration paid to Agfa Healthcare of $1 million. The Company paid the purchase price for CardioNow with cash from operations. The financial results of CardioNow for the fiscal year are included in the consolidated statement of income for the period ended December 31, 2009 since the date of acquisition. The pro forma impact of the CardioNow acquisition on 2009 results was immaterial.
     On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets. (the “earn-out”). The fair value of the cash earn-out of $2.8 million has been recorded as a liability and the fair value of the 350,000 shares of $1.3 million has been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of December 31, 2009. The Company used cash from operations to fund the cash purchase price for Tourtellotte. The financial results of Tourtellotte from the acquisition date are included in the consolidated statement of income for the period ended December 31, 2009.
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the twelve months ended December 31, 2009 and 2008 as if the Tourtellotte acquisition had occurred as of the beginning of each of the periods presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Tourtellotte acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

	Twelve Months Ended
(in thousands except per share data)	2009	2008
Total revenue	$76,823	$72,979
Income from continuing operations before interest and taxes	5,003	8,270
Income from continuing operations, net of taxes	3,156	5,654
Basic earnings per share:
Income from continuing operations	$0.22	$0.41
Diluted earnings per share:
Income from continuing operations	$0.21	$0.39
     In connection with the acquisitions of CardioNow and Tourtellotte, the Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”) and FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included CardioNow and Tourtellotte as part of its clinical trials services reportable segment.
     In accordance with FASB ASC 805, the Company expensed all costs related to the acquisitions. The total costs related to the acquisitions were $560,000 and included in mergers and acquisition related costs on the consolidated statement of income.
     The following table summarizes the consideration transferred to acquire CardioNow and Tourtolette at the respective acquisition dates:

	CardioNow	Tourtellotte
Cash	$1,000	$2,144
Estimated earnout payments:	—
Contingent consideration to be settled in cash	—	2,656
Contingent consideration to be settled in stock	—	1,300
Working capital adjustment	—	94

Total purchase price	$1,000	$6,194

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
The following table summarizes the amounts of identified assets acquired and liabilities assumed from CardioNow and Tourtellotte at the respective acquisition date fair value:

	CardioNow	Tourtellotte
Accounts Receivable	—	$934
Other Assets	—	55
Other Liabilities	—	(93)
Customer Relationships	—	393
Goodwill, including Workforce	$1,000	4,905

Total Fair Value of Purchase Price	$1,000	$6,194

     Accounts receivable, other assets and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities.
     The cash contingent consideration expected to be paid within one year from December 31, 2009 of $1,184,000 was classified as a short-term liability and the remaining cash contingent consideration of $1,657,000 was classified as a long-term liability on the financial statements. The contingent consideration expected to be paid in stock of $1,309,000 is recorded in the equity section of the financial statements. The difference between the fair value of the cash contingent consideration at date of acquisition and the expected payment will be recorded as an expense in the financial statements at the end of each reporting period. In fiscal 2009, the Company recorded $94,000 of accretion expense in mergers and acquisition related costs on the income statement for this difference.
     In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) the Company determined that the non-financial assets and liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on various market and income analyses and recent asset appraisals. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)
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

	Twelve Months Ended
(in thousands except per share data)	2008	2007

Total revenue	$73,566	$59,324
Income from continuing operations before interest and taxes	7,783	5,523
Income from continuing operations, net of taxes	5,300	3,723
Basic earnings per share:
Income from continuing operations	$0.38	$0.27
Diluted earnings per share:
Income from continuing operations	$0.35	$0.25
2007 Acquisition:
     On February 6, 2007, we acquired 100% of the outstanding securities of Theralys S.A., a company headquartered in Lyon, France to expand our therapeutic expertise in the Central Nervous System and Neurovascular areas. The aggregate purchase price was 2,958,000 Euros ($3,853,000 as determined by an agreed upon exchange rate), of which 2,375,000 Euros ($3,093,000) was paid in cash and $760,000 in value was paid with 93,000 shares of our common stock. We also incurred approximately $615,000 in acquisition costs. The purchase of the business was accounted for under the purchase method of accounting. The result of operations of Theralys were included in our financial statements at the acquisition date in our clinical trials services business segment. The assets acquired primarily consisted of $4,153,000 goodwill, $291,000 software, $52,000 customer relationship and $36,000 non-compete. The pro forma impact of the Theralys acquisition on 2007 results was immaterial.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other:
     In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction.
3. Discontinued Operations and Assets Held for Sale
     In the fourth quarter of 2008 the Company classified its interest in its CapMed business as held for sale. Therefore, the financial statements for the years ended December 31, 2008 and 2007 have been presented as discontinued operations in the consolidated financial statements. The sale generated total gross proceeds of $500,000 and a pretax loss of $5,049,000 ($3,001,000, net of income taxes), which was recognized in the fourth quarter of 2008.
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
     The following amounts related to the CapMed operations were derived from historical financial information and have been segregated from continuing operations and reported in discontinued operations (in thousands):

(in thousands)	2008	2007
Service revenues	$321	$653

Loss from operations	(2,323)	(1,659)
Loss from impairment	(2,726)	—

Pretax loss	(5,049)	(1,659)
Benefit from income taxes	2,048	648

Net loss from discontinued operations	(3,001)	(1,011)

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

     On January 6, 2009, pursuant to the Asset Purchase Agreement by and among the Company and MBI Benefits, Inc. (the “Purchaser”), an indirectly owned subsidiary of Metavante Technologies, Inc. (“Metavante”), dated as of January 6, 2009 (the “Agreement”), the Company sold its CapMed Division,

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
including the division’s Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the Agreement, Metavante paid the Company an upfront payment of Five Hundred Thousand Dollars ($500,000) in cash and will make an earn-out payment to the Company based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. The Company will receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the first six months of 2009. Additionally, the Company will receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010. At December 31, 2009, the Company has not received any earn-out payments from Metavante.
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
4. Property and Equipment
     Property and equipment, at cost, consists of the following:

	December 31,		Estimated
(in thousands)	2009	2008	Useful Life
Equipment	9,796	$8,692	5 years
Equipment under capital leases	4,332	4,332	5 years
Furniture and fixtures	2,115	1,582	7 years
Leasehold improvements	1,913	1,336	5 years
Computer software costs	7,065	5,038	5 years

	25,221	20,980

Less: Accumulated depreciation and amortization	(16,181)	(13,958)

Property and equipment, net	9,040	$7,022

     Accumulated depreciation related to equipment acquired under capital leases amounted to $4.3 million and $4.1 million at December 31, 2009 and 2008, respectively. Accumulated amortization related to capitalized computer software costs amounted to $3.2 million and $2.5 million at December 31, 2009 and 2008, respectively. Depreciation expense for the year ended December 31, 2009 and 2008 were $2.2 million and $2.1 million, respectively.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Intangible Assets
     Included in other assets, the following is the acquired intangible assets:

	December 31,		Estimated
(in thousands)	2009	2008	Useful Life
Amortizable intangible assets:
Technology	$843	$843	5 years
Trademarks	48	48	5 years
Customer backlog	2,012	1,613	3-7 years
Non-competition agreement	349	349	2-3 years
	$3,252	2,853
Accumulated amortization	(1,283)	(795)

	$1,969	$2,058

Unamortized intangible assets:
Goodwill	$33,296	$27,391

     The goodwill relates to the Company’s clinical trials services segment. The Company has evaluated the goodwill and has determined that there is no impairment of the values at December 31, 2009. Amortization expense of intangible assets for the year ended December 31, 2009, 2008 and 2007 were $489,000, $382,000 and $283,000, respectively.
     Future amortization of the intangible assets is as follows:

Year Ending
(in thousands)	December 31, 2009
2010	$556
2011	513
2012	424
2013	227
2014	199
Thereafter	50

$1,969

The following table details the changes in the carrying amount of goodwill:

(in thousands)	2009	2008
Balance at the beginning of year	$27,391	$6,025
Acquisition of businesses	5,905	21,366
Changes to goodwill due to tax contingencies	(363)	—

Balance at end of year	$32,933	$27,391

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Accrued Expenses
     Accrued expenses and other current liabilities at December 31, 2009 and 2008 consist of the following:

	December 31,
(in thousands)	2009	2008
Accrued compensation	2,797	$3,351
Accrued consulting fees	255	88
Accrued other	1,082	1,797

	4,134	$5,236

7. Capital Lease Obligations
     Capital lease obligations at December 31, 2008 consisted of equipment lease obligations. The equipment lease obligations were payable in monthly installments ranging from $2,000 to $3,000. Interest rates ranged from 7.71% to 8.71%, and were collateralized by the related equipment. In December 2009, the Company paid the balance of the outstanding equipment lease obligations. There are no capital lease obligations outstanding at December 31, 2009.
8. Stock Based Compensation
     We account for stock based compensation plans under the provisions of FASB ASC 718 Compensation – Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. The stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award. This period is generally the vesting period of the corresponding award. We have adopted the forfeiture rate on stock option grants issued after January 1, 2006 and the application of the forfeiture rate on unvested stock options at January 1, 2006 was immaterial to our financial statement.
     At December 31, 2009, the Company has one stock-based employee compensation plan. The compensation cost that has been recorded to income under the plan for the year ended December 31, 2009 was $790,000, of which $479,000 is a result of the expensing of stock options pursuant to FASB ASC 718, $285,000 is a result of expensing restricted stock units issued to our Board of Directors and $26,000 is a result of expensing a potential stock award to our President and Chief Executive Officer. For the year ended December 31, 2008, the compensation cost that has been recorded to income under the plan was $649,000, of which $315,000 is a result of expensing stock options pursuant to FASB ASC 718, $240,000 is a result of expensing restricted stock units issued to our Board of Directors and $94,000 is a result of expensing a potential stock award to our President and Chief Executive Officer.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007
Cost of revenues	$598	$386	$335
General and administrative	81	94	66
Sales and marketing	81	83	73

Stock-based compensation expense before income taxes	$760	$563	$474

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate (range)	2.06-2.33%	2.29-2.63%	4.13-4.48%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	61.00%	55.00-56.00%	56.00%
Expected term (in years)	5.00	4.00-5.00	4.00-5.00
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock Options
Fiscal 2009

			Weighted
		Weighted	Average
		Average	Remaining
(in thousands)		Exercise	Contractual	Aggregate
stock options	Shares	Price	Term	Intrinsic Value
Outstanding at December 31, 2008	1,718	$4.58	4.39	$1,467
Granted	298	3.06	6.16	349
Exercised	(38)	0.81	—	130
Forfeited or expired	(112)	6.62	—	0

Outstanding at December 31 ,2009	1,866	$4.29	3.83	$2,062

Unvested at December 31, 2009	562	5.56	5.48	277

Exercisable at December 31, 2009	1,304	$3.74	3.11	$1,785

Fiscal 2008

			Weighted
		Weighted	Average
		Average	Remaining
(in thousands)		Exercise	Contractual	Aggregate
stock options	Shares	Price	Term	Intrinsic Value
Outstanding at December 31, 2007	1,628	$3.31	4.37	$7,763
Granted	395	7.53	6.37	0
Exercised	(290)	1.64	—	645
Forfeited or Expired	(15)	1.80	—	27

Outstanding at December 31, 2008	1,718	$4.58	4.39	$1,467

Unvested at December 31, 2008	541	7.23	5.94	$0

Exercisable at December 31, 2008	1,177	$3.35	3.67	$1,467

     The weighted-average grant date fair value of options granted for the years ended December 31, 2009, 2008 and 2007 was $3.06, $7.53 and $8.02, respectively. Cash received from option exercises for the years ended 2009, 2008 and 2007 was $31,000, $386,000, and $301,000, respectively.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     As of December 31, 2009, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 4.25 years.
     During 2002, the Company’s Board of Directors and stockholders approved the adoption of the BioClinica, Inc. Stock Incentive Plan (the “Plan”) and authorized the issuance of 950,000 shares of the Company’s common stock under the Plan. In May 2005, the Company’s Board of Directors and stockholders approved an amendment to the Plan and authorized the issuance of an additional 750,000 shares of the Company’s common stock under the plan. In May 2008, the Company’s Board of Directors and stockholders approved an amendment to the Plan and authorized the issuance of an additional 1,000,000 shares of the Company’s common stock under the plan. At December 31, 2009 we have 753,000 available shares to be issued from the Plan. On January 20, 2010, the Company’s Board of Director’s approved an amendment to the Plan to reflect the Company’s name change and to provide an exemption to the yearly grant limitation for new hires.
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
     The following table summarizes the transactions pursuant to the Plan for the three years ended December 31, 2009:

		Weighted Average
	Number of Shares	Option Grant Date Fair
(in thousands)	Underlying Options	Value
Non-vested at December 31, 2006	180	$3.49
Granted	148	$6.71
Vested	(100)	$3.73
Non-vested at December 31, 2007	228	$5.47
Granted	395	$6.70
Vested	(82)	$5.66
Non-vested at December 31, 2008	541	$6.34
Granted	298	$2.72
Vested	(277)	$4.03
Non-vested at December 31, 2009	562	$5.56
     1.3 million, 1.2 million and 1.6 million options are exercisable at December 31, 2009, 2008 and 2007, respectively, at a weighted average exercise price of $3.74, $3.35 and $2.79, respectively.
     The intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 respectively, were $130,000, $586,000 and $2.3 million.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     At December 31, 2009, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exerciable (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.66-$0.88	272	0.53 years	$0.74	272	0.53 years	$0.74
$1.00-$1.16	140	1.92 years	$1.11	140	1.92 years	$1.11
$1.28-$2.80	107	1.93 years	$2.19	107	1.93 years	$2.19
$3.05-$5.10	719	4.84 years	$3.74	461	4.28 years	$4.07
$6.97-$8.06	628	4.84 years	$7.51	324	4.53 years	$7.42

$0.63-$8.06	1,866	3.83 years	$4.29	1,304	3.11 years	$3.74

     Restricted Stock Units: On March 4, 2009, we entered into an employment agreement with our President and Chief Executive Officer effective March 1, 2009 and expiring February 28, 2012. Pursuant to this employment agreement we granted him 40,000 restricted stock units that vests over three years and the underlying common stock will be issued, after the vesting period, and the earlier of: cessation of service; change in control; or seven years. Based on a fair value of $3.09 at March 4, 2009 we recorded stock compensation expense of $34,000 for the twelve months ended December 31, 2009.
     On July 8, 2009 we granted to our Board of Directors 60,000 restricted stock units that vests monthly until May 2010 and the underlying common stock will be issued, after the vesting period, and the earlier of: cessation of service; change in control; or seven years. Based on a fair value of $3.62 at July 8, 2009 we recorded stock compensation expense of $118,000 for the twelve months ended December 31, 2009.
9. Commitments
     The Company has entered into non-cancelable operating leases for office facilities which expire through November 2018.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Future minimum aggregate rental payments on the noncancelable portion of the lease are as follows:

Year Ending
(in thousands)	December 31, 2009
2010	$1,874
2011	$2,179
2012	$2,583
2013	$2,503
2014	$2,361
Thereafter	$9,322

$20,822

     Rent expense charged to operations for the year ended December 31, 2009, 2008 and 2007 was $3.3 million, $2.2 million and $1.8 million, respectively.
     On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with its Chief Financial Officer and the President of eClinical division. The Chief Financial Officer’s agreement expires February 24, 2011 and is renewable on an annual basis. The President of eClinical division’s agreement expires September 30, 2010 and is renewable on an annual basis. The aggregate amount due from January 1, 2010 through the expiration under these agreements was $1.3 million.
10. Employee Benefit Plan
     The Company sponsors the BioClinica, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company made contributions of $283,000, $235,000 and $158,000 for the year ended December 31, 2009, 2008 and 2007, respectively.
11. Major Customers
     No one client represented more than 10% of our service revenues for the year ended December 31, 2009 or 2008, while for the year ended December 31, 2007, one client, Hoffmann-La Roche, which encompassed 11 projects, accounted for 13.4%.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Income Taxes
     The income tax provision from continuing operations consist of the following:

	For the year ended December 31,
(in thousands)	2009	2008	2007
Current:
Federal	$1,040	$2,027	$546
State and local	356	136	504
Foreign	25	167	164

	1,421	$2,330	$1,214

Deferred:
Federal	317	730	458
State and local	(172)	42	(172)
Foreign	191	—	—
	336	772	286

Income tax provision from continuing operations	$1,757	$3,102	$1,500

     The Company’s reconciliation of the expected federal provision rate to the effective income tax rate from continuing operations is as follows:

	For the year ended December 31,
	2009	2008	2007
Tax provision at statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	4.1%	2.8%	5.7%
Permanent differences	0.6%	0.4%	0.6%
Foreign rate difference	(0.9)%	(0.5)%	(1.0)%
Other	(0.5)%	(1.9)%	(0.2)%

Effective income tax rate from continuing operations	37.3%	34.8%	39.1%

     The Company’s domestic and foreign income before income tax from continuing operations is as follows:

	For the year ended December 31,
(in thousands)	2009	2008	2007
Domestic income before income tax	$4,080	$8,290	$4,891
Foreign income before income tax.	636	612	600

Total income before income tax from continuing operations	$4,716	$8,902	$5,491

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The components of net deferred tax assets consist of the following:

	For the year ended December 31,
(in thousands)	2009	2008
Deferred tax assets:
Accrued expenses	$104	$47
Allowance for doubtful accounts	4	4
Deferred revenue	2,952	3,212
Net operating loss carryforwards	317	580
Restricted stock	279	183
Stock options	429	254
Amortization of acquisition costs	—	—
Impairment of assets	—	723

Total deferred tax assets	4,085	$5,003

Deferred tax liabilities:
Excess of tax over book depreciation	(1,126)	(1,653)
Amortization of acquisition costs	(358)	(479)
Prepaid expenses	(398)	(340)

Total deferred tax liabilities.	(1,882)	(2,472)

Valuation allowance	—	(374)

Net deferred tax assets	$2,203	$2,157

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
     As of December 31, 2008 the Company had $1.3 million in accumulated tax losses in the United States, which included allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, the Company estimated that $1.1 million of the federal net operating loss would likely expire unused, in the years 2010 through 2022, due to Internal Revenue Code Section 382 limitations. The Company has foreign NOL carryforwards from its French subsidiary of $575,000 as of December 31, 2009 and $717,000 as of December 31, 2008. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     The tax benefit of the stock option deductions have been recorded to additional paid-in capital in the amount of $44,000 and $290,000 for the year ended December 31, 2009 and 2008, respectively.
     The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.
     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.8 million of undistributed earnings from its non-U.S. operations as of December 31, 2009 because such earnings are intended to be reinvested indefinitely outside of the United States.
     On January 1, 2007, we adopted FASB ASC 740 Income Taxes (FASB ASC 740). FASB ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     Historically, our tax provision for financial statement purposes and the actual tax returns have been prepared using consistent methodologies. There were no material unrecognized tax benefits as of December 31, 2006. Accordingly, the adoption did not have a material impact on the financial statements. We do not expect the unrecognized tax benefit to materially change during the next 12 months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2005 through 2008 are subject to examination. We are currently under a routine IRS examination of our 2007 tax return year. Our state taxes for years 2000 through 2008 are subject to examination. Our foreign taxes for years 2002 through 2008 are subject to examination by the respective authorities.
13. Foreign Operations
     Foreign customers accounted for 29% and 28% of service revenues for the year ended December 31, 2009 and 2008, respectively.
     The Company maintains offices in Newtown and Audobon, Pennsylvania, Leiden, the Netherlands and Lyon, France. Net fixed assets located in Newtown, Pennsylvania were $2.7 million and $4.4 million at December 31, 2009 and 2008, respectively. Net fixed assets located in King of Prussia, Pennsylvania were $1.8 million and $1.1 million at December 31, 2009 and 2008, respectively. Net fixed assets located in Leiden, the Netherlands, were $1.2 million and $1.3 million at December 31, 2009 and 2008, respectively. Net fixed assets located in Lyon, France were $714,000 and $722,000 at December 31, 2009 and 2008, respectively.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14. Related Party Transactions
     At December 31, 2009, Covance, Inc. owned 16.4% of the Company’s outstanding Common Shares. The Company and Covance, Inc. have entered into various services agreements, for Covance’s clients that sponsor clinical trials, in the ordinary course of business. The Company’s service revenues from Covance, Inc. include $446,000, $1.7 million and $1.2 million for the year ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the amounts due from Covance, Inc. were $82,000 and $122,000, respectively as reported in accounts receivable.
15. Subsequent Events
     On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”). Headquartered in Bellevue, WA, TranSenda is a provider of clinical trial management software (CTMS) solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions create efficiencies for trial operations through interoperability with Microsoft Office tools. With this acquisition, BioClinica enhances its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The Acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between the Company and TranSenda (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company purchased and acquired from TranSenda all right, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
     As consideration for the Purchased Assets and Assumed Liabilities, the Company paid Five Hundred Seventy-Seven Thousand Nine Hundred Sixty (577,960) shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, fifteen percent (15%) of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of twelve (12) months following the Closing Date (as defined in the Purchase Agreement). As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of the Company’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date twelve (12) months after such date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A(T).	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2009, the end of the period covered by this report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to:
•	Provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on its evaluation, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.
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
Changes in internal control over financial reporting There was no change in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.
     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
     The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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
     The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
     The discussion under the headings “Certain Relationships and Related Transactions” and “Election of Directors” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accounting Fees and Services.
     The discussion under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2010.

BIOCLINICA, INC.
By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Weinstein Mark L. Weinstein	President and Chief Executive Officer and Director (principal executive officer)	March 30, 2010

/s/ Ted I. Kaminer Ted I. Kaminer	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	March 30, 2010

/s/ Jeffrey H. Berg, Ph.D. Jeffrey H. Berg, Ph.D.	Director	March 30, 2010

/s/ Richard F. Cimino Richard F. Cimino	Director	March 30, 2010

/s/ E. Martin Davidoff, CPA, Esq. E. Martin Davidoff, CPA, Esq.	Director	March 30, 2010

/s/ David E. Nowicki, D.M.D. David E. Nowicki, D.M.D.	Chairman of the Board and Director	March 30, 2010

/s/ Adeoye Y. Olukotun Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA	Director	March 30, 2010

/s/ David Stack David Stack	Director	March 30, 2010

/s/ James A. Taylor, Ph.D. James A. Taylor, Ph.D.	Director	March 30, 2010

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of September 15, 2009, by and among BioClinica, Inc., BioClinica Acquisition, Inc., and Tourtellotte Solutions, Inc. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, dated September 18, 2009.

2.2**	Asset Purchase Agreement, dated January 6, 2009, by and between Bio-Imaging Technologies, Inc. and MBI Benefits, Inc. Incorporated by reference to Exhibit 2.3 of our Annual Report on Form 10-K for the year ended December 31, 2008.

2.3	Asset Purchase Agreement, dated March 25, 2010, by and between BioClinica, Inc. and TranSenda International LLC. Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, dated March 26, 2010.

3.1	Restated Certificate of Incorporation of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992. Amendments incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended September 30, 1993, Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 and Exhibit 3.1 of our Current Report on Form 8-K, dated July 8, 2009.

3.2	Amended and Restated Bylaws of BioClinica, Inc. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated November 23, 2009.

4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.

4.2	Registration Agreement, dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Corning Pharmaceuticals Services Inc., now Covance Inc. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, dated October 13, 1994.

4.3	Rights Agreement, dated as of July 20, 2009, between BioClinica, Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Current Report on form 8-K, dated July 20, 2009.

10.1*†	2002 Stock Incentive Plan, adopted by the stockholders of Bio-Imaging Technologies, Inc. on February 27, 2002, as amended and restated on April 14, 2005, as amended and restated on May 14, 2008, as amended and restated on January 20, 2010.

10.2*	401(k) Plan. Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.

10.3	Form of Employee’s Invention Assignment, Confidential Information and Non-Competition Agreement. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.4	Stock Purchase Agreement, dated October 13, 1994, by and between Bio-Imaging Technologies, Inc. and Covance Inc. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 13, 1994.

10.5*	Invention Assignment and Confidential Information Agreement, dated January 20, 2000, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.

Exhibit
No.	Description of Exhibit
10.6*	Employment Agreement, dated March 4, 2009, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for fiscal year ended December 31, 2008.

10.7	Agreement of Lease by and between 826 Newtown Associates, L.P. and Bio-Imaging Technologies, Inc., dated December 1, 2008, such lease superseding and rendering null and void all previous leases related to the Premises at 826 and 828 Newtown-Yardley Road, Newtown, Pennsylvania. Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10K for fiscal year ended December 31, 2008.

10.8*†	Amended and Restated Employment Agreement, dated February 24, 2010, by and between BioClinica, Inc. and Ted I. Kaminer.

10.9*†	Form of Amended and Restated Executive Retention Agreement by and between BioClinica, Inc. and certain executive officers.

10.10*	Employment Agreement, dated September 19, 2008, by and between Bio-Imaging Technologies, Inc. and Peter Benton. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

21†	List of Subsidiaries of Registrant.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2†	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.

**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Included herewith.