Form 10-Q
period 2010-03-31
BIOCLINICA INC
filed 2010-05-06
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

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
Yes: ☐                                           No: ☐

*	The registrant has not yet been phased into the interactive data requirement.
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐                                           No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2010:

Class	Number of Shares
Common Stock, $0.00025 par value	15,149,187

BIOCLINICA, INC. AND SUBSIDIARIES

-i-

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.
     References in this Quarterly Report on Form 10-Q to “BioClinica,” “we,” “us,” or “our” refer to BioClinica, Inc., a Delaware corporation, and its subsidiaries, doing business as BioClinica.
     Certain information and footnote disclosures required under generally accepted accounting principles (GAAP) in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     The results of operations for the interim periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(in thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$13,469	$14,570
Accounts receivable, net	10,107	10,966
Prepaid expenses and other current assets	1,963	1,869
Deferred income taxes	2,970	3,370

Total current assets	28,509	30,775

Property and equipment, net	11,118	9,040
Intangibles, net	2,928	1,969
Goodwill	34,327	32,933
Deferred income tax	35	—
Other assets	622	620

Total assets	$77,539	$75,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,229	$3,899
Accrued expenses and other current liabilities	3,787	4,134
Deferred revenue	13,031	14,256
Current liability for acquisition earn-out	1,220	1,184

Total current liabilities	22,267	23,473
Long-term liability for acquisition earn-out	1,715	1,657
Deferred income tax	1,034	1,167
Other liabilities	586	505

Total liabilities	$25,602	$26,802

Stockholders’ equity:
Preferred stock — $0.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at March 31, 2010 and at December 31, 2009	—	—
Common stock — $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,149,187 shares at March 31, 2010 and 14,394,374 shares at December 31, 2009	4	4
Common stock consideration for earn-out	1,309	1,309
Additional paid-in capital	45,872	43,104
Retained earnings	4,750	4,039
Accumulated other comprehensive income	2	79

Total stockholders’ equity	$51,937	$48,535

Total liabilities and stockholders’ equity	$77,539	$75,337

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months ended
	March 31,
(in thousands, except per share data)	2010	2009
Service revenues	$14,746	$14,475
Reimbursement revenues	3,358	2,595

Total revenues	18,104	17,070

Cost and expenses:
Cost of service revenues	8,951	9,061
Cost of reimbursement revenues	3,358	2,595
Sales and marketing expenses	2,210	2,156
General and administrative expenses	2,072	1,917
Amortization of intangible assets related to acquisitions	141	119
Mergers and acquisitions related costs	205	—

Total cost and expenses	16,937	15,848

Income from operations	1,167	1,222
Interest income	6	22
Interest expense	(3)	(2)

Income before income tax	1,170	1,242
Income tax provision	(459)	(456)

Net income	$711	$786

Basic income per common share	$0.05	$0.05

Weighted average number of common shares	14,545	14,341

Diluted income per common share	$0.05	$0.05

Weighted average number of diluted shares	15,382	15,085

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended
	March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$711	$786
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	728	486
Provision for deferred income taxes	163	854
Bad debt recovery	(9)	(11)
Stock based compensation expense	235	204
Accretion of acquisition earn-out	94	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	1,246	2,268
(Increase) decrease in prepaid expenses and other current assets	(168)	268
Decrease in other assets	11	90
Decrease in accounts payable	(153)	(365)
Decrease in accrued expenses and other current liabilities	(624)	(2,287)
Decrease in deferred revenue	(1,218)	(1,723)
Increase (decrease) in other liabilities	122	(1)

Net cash provided by operating activities	$1,138	$569

Cash flows from investing activities:
Purchases of property and equipment	$(2,255)	$(397)
Net cash received for sale of assets of discontinued operations	—	500

Net cash (used in) provided by investing activities	$(2,255)	$103

Cash flows from financing activities:
Payments under equipment lease obligations	$—	$(19)
Excess tax benefit related to stock options	27	—
Proceeds from exercise of stock options	38	—

Net cash provided by (used in) financing activities	$65	$(19)

Effect of exchange rate changes on cash	(49)	(35)

Net (decrease) increase in cash and cash equivalents	(1,101)	618
Cash and cash equivalents at beginning of period	14,570	14,265

Cash and cash equivalents at end of period	$13,469	$14,883

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$2
Cash paid during the period for income taxes	$171	$158
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Supplemental cash flow disclosure (in thousands)
Schedule of non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$587	$127

	For the Three Months Ended
	March 31,
	2010	2009
Acquired business (in thousands)
Accounts receivable	$309	$—
Property and equipment	91	—
Other assets	33	—
Customer relationships	100	—
Technology	1,000
Goodwill, including workforce	1,394
Current liabilities assumed	(459)	—
Common stock issued	(2,468)	—

Cash paid for acquired business, net of cash acquired for the three months ended March 31, 2010 of $0	$—	$—
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Statement of comprehensive income (in thousands)
Net income	$711	$786
Equity adjustment from foreign currency translation	(77)	(170)

Total comprehensive income	$634	$616
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Interim Financial Statements
Basis of Presentation.
     The financial statements included in this Quarterly Report on Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.
     Interim results are not necessarily indicative of results for the full fiscal year.
Acquisitions.
     On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”) for total consideration of $2,468,000. The opening balance sheet of TranSenda has been recorded on a preliminary basis as of March 31, 2010. The Consolidated Statement of Income for the three months ended March 31, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.
Functional Currency.
     The functional currency for our French and Netherlands operations is the Euro based on our initial and periodic evaluations of economic factors as set forth in FASB ASC 830 Foreign Currency Matters

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 — Stockholders’ Equity Rollforward
     The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2009 through March 31, 2010:

				Common
				Stock	Accumu-	Other
				Consid-	lated	Compre-
			Additional	eration	(Deficit)	hensive	Stock-
	Common Stock		Paid-in	for	Retained	Gain	holders’
(in thousands)	Shares	Amount	Capital	Earn-out	Earnings	(Loss)	Equity
Balance at December 31, 2009	14,394	$4	$43,104	$1,309	$4,039	$79	$48,535
Stock options exercised	177	—	38	—	—	—	38
Stock consideration for acquisitions	578	—	2,468	—	—	—	2,468
Stock based compensation	—	—	235	—	—	—	235
Tax benefit on exercise of stock options	—	—	27	—	—	—	27
Equity adjustment from foreign currency translation	—	—	—	—	—	(77)	(77)
Net income	—	—	—	—	711	—	711

Balance at March 31, 2010	15,149	$4	$45,872	$1,309	$4,750	$2	$51,937

Note 3 — Earnings Per Share
     Basic income per common share for the three months ended March 31, 2010 and 2009 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period. Diluted income per share for the three months ended March 31, 2010 and 2009 was calculated based upon net income divided by the weighted average number of shares of our common stock outstanding during the period, adjusted for dilutive securities using the treasury method.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended
	March 31,
(in thousands except share data)	2010	2009
Net income — basic and diluted	$711	$786

Denominator — basic:
Weighted average number of common shares	14,545	14,341

Basic income per common share	$0.05	$0.05

Denominator — diluted:
Weighted average number of common shares	14,545	14,341
Common share equivalents of outstanding stock options	467	434
Common share equivalents of unrecognized compensation expense	370	310

Weighted average number of dilutive common equivalent shares	15,382	15,085

Diluted income per common share	$0.05	$0.05

     Options to purchase 492,000 and 630,000 shares of our common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2010 and March 31, 2009, respectively, as they were all antidilutive.
Note 4 — Commitments and Contingencies
     On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with both its Chief Financial Officer and the President of eClinical division. The Chief Financial Officer’s agreement expires February 5, 2011 and is renewable on an annual basis. The President of eClinical division’s agreement expires September 30, 2010 and is renewable on an annual basis. The aggregate amount due from January 1, 2010 through the expiration under these agreements was $1.3 million.
Note 5 — Accounts Receivable and Allowance for Doubtful Accounts

BIOCLINICA, INC. AND SUBSIDIARIES
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

(in thousands)	March 31, 2010	December 31, 2009
Billed trade accounts receivable	$9,305	$10,164
Unbilled trade accounts receivable	784	747
Other	18	55

Total Receivables	$10,107	$10,966

Allowance Rollforward (in thousands):
Balance at January 1, 2010	$9
Additions	0
Write offs (Recoveries)	9

Balance at March 31, 2010	$0
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
     As of December 31, 2008, the Company had $1.3 million in accumulated tax losses in the United States, which included allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, the Company estimated that $1.1 million of the federal net operating loss would likely expire unused, in the years 2010 through 2022, due to Internal Revenue Code Section 382 limitations. The Company has foreign NOL carryforwards from its French subsidiary of $364,000 as of March 31, 2010 and $575,000 as of December 31, 2009. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     The tax benefit of the stock option deductions have been recorded to additional paid-in capital in the amount of $27,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.
     The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.
     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.9 million of undistributed earnings from its non-U.S. operations as of March 31, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States.
     There were no material unrecognized tax benefits as of March 31, 2010 and December 31, 2009. We do not expect the unrecognized tax benefit to materially change during the next 12 months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax return for the 2009 year is subject to examination. Our state taxes for years 2000 through 2008 are subject to examination. Our foreign taxes for years 2002 through 2008 are subject to examination by the respective authorities.
Note 7 — Acquisitions
2010 Acquisition
     On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”). Headquartered in Bellevue, WA, TranSenda is a provider of clinical trial management software (CTMS) solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions create efficiencies for trial operations through interoperability with Microsoft Office tools. With this acquisition, BioClinica enhanced its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between the Company and TranSenda (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company purchased and acquired from TranSenda all right, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
     As consideration for the Purchased Assets and Assumed Liabilities, the Company paid 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement). Pursuant to the terms of the

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Purchase Agreement, 15% of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of the Company’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date. The Company recorded the fair value of the acquisition of $2,468,000 based on the Company’s market value of $4.27 for the stock consideration on March 25, 2010, the date of acquisition.
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the three months ended March 31, 2010 and 2009 as if the TranSenda acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the TranSenda acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

	Three Months Ended
	March 31,
(in thousands except per share data)	2010	2009

Total revenue	$18,335	$17,278
Income from operations	549	525
Net Income	334	349
Basic earnings per share	$0.02	$0.02
Diluted earnings per share	$0.02	$0.02
     In connection with the acquisition of TranSenda, the Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”) and FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included TranSenda as part of its clinical trials services reportable segment.
     In accordance with FASB ASC 805, the Company expensed all costs related to the acquisitions. The total costs incurred to date related to the acquisition were $111,000 and included in mergers and acquisition related costs on the consolidated statement of income for the three months ended March 31, 2010.
     The following table summarizes the preliminary amounts of identified assets acquired and liabilities assumed from TranSenda at the acquisition date fair value:

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

TranSenda

Accounts Receivable	$309
Property and Equipment	91
Other Assets	33
Other Liabilities	(459)
Customer Relationships	100
Technology	1,000
Goodwill, including Workforce	1,394

Total Fair Value of Purchase Price	$2,468

     Accounts receivable, other assets and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities.
     In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) the Company determined that the preliminary non-financial assets and liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on various market and income analyses and recent asset appraisals. The purchase price allocation will remain preliminary until the Company completes its review of third-party valuations and determines the fair market values of assets acquired and liabilities assumed and could differ significantly from preliminary recorded amounts. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.
     The Consolidated Statement of Income for the three months ended March 31, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.
2009 Acquisitions
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
     On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”). The fair value of the cash earn-out of $2.8 million has been recorded as a liability and the fair value of the 350,000 shares of $1.3 million has been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of March 31, 2010. The Company used cash from operations to

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
fund the cash purchase price for Tourtellotte.
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the three months ended March 31, 2009 as if the Tourtellotte acquisition had occurred as of the beginning of the period presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Tourtellotte acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

Three Months
Ended March
(in thousands except per share data)	31, 2009

Total revenue	$18,095
Income from operations	1,301
Net income	835
Basic earnings per share	$0.06
Diluted earnings per share:	$0.06
     In connection with the acquisitions of CardioNow and Tourtellotte, the Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”) and FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included CardioNow and Tourtellotte as part of its clinical trials services reportable segment.
     In accordance with FASB ASC 805, the Company expensed all costs related to the acquisitions. The total costs related to the acquisitions were $560,000 and included in mergers and acquisition related costs on the consolidated statement of income in fiscal 2009.

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
     The cash contingent consideration expected to be paid within one year from March 31, 2010 of $1,220,000 was classified as a short-term liability and the remaining cash contingent consideration of $1,714,000 was classified as a long-term liability on the financial statements. The contingent consideration expected to be paid in stock of $1,309,000 is recorded in the equity section of the financial statements. The difference between the fair value of the cash contingent consideration at the date of acquisition and the expected payment will be recorded as an expense in the financial statements at the end of each reporting period. For the three months ended March 31, 2010, the Company recorded $94,000 of accretion expense in mergers and acquisition related costs on the income statement for this difference.
     In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the non-financial assets and liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on various market and income analyses and recent asset appraisals. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.
     The results of operations of CardioNow and Tourtellotte are included in our financial statements from the respective acquisition dates.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8 — Intangible Assets
     At March 31, 2010 the composition of intangible assets were as follows:

	March 31,	Estimated
(in thousands)	2010	Useful Life
Amortized intangible assets:
Technology	$1,843	5 years
Trademarks	48	5 years
Customer backlog	2,113	3 to 7 years
Non-competition agreement	349	2 to 3 years

	4,353
Accumulated amortization	(1,425)

	$2,928

Unamortized intangible assets:
Goodwill	$34,327

     Estimated future amortization of the intangible assets is as follows:

Year Ending
(in thousands)	December 31,
2010	$590
2011	746
2012	660
2013	432
2014	399
2015	101

$2,928

     The following table details the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2009	$32,933
Acquisition of business	1,394

Balance at March 31, 2010	$34,327

Note 9 — Subsequent Events
     On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, we have the ability to borrow up to $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition we pay a fee of 0.25% per annum on the unused line of credit. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     BioClinica, provides integrated clinical research services including imaging core lab and eClinical technologies and services to pharmaceutical, biotechnology, medical device companies and other organizations such as contract research organizations (CROs), engaged in global clinical studies. Our products and services include: medical image management, electronic image transport and archive solutions, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, and clinical trial management software solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
Market for our Services
     Our vision is to build critical mass in the complementary disciplines of clinical research related to data collection and processing — especially those which can benefit from our information technology products and support services — and to integrate them in ways that yield efficiency and value for our clients. Our goal is to provide demonstrable benefits to sponsor clients through this strategy, that is, faster and less expensive drug development. We believe that the outsourcing of these services should continue to increase in the future because of increased pressure on clients, including factors such as: the need to more tightly manage costs, capacity limitations, reductions in marketing exclusivity periods, the desire to reduce development time, increased globalization of clinical trials, productivity challenges, imminent patent expirations and more stringent regulation. We believe these trends will continue to create opportunities for companies like BioClinica that are focused on improving the efficiency of drug and medical device development.
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
     Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of March 31, 2010, which includes our medical image management and eClinical services, was $99.7 million compared to $93.3 million at March 31, 2009. Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions and reductions in scope of existing projects, all of which impacted our backlog at March 31, 2010.
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
     As consideration for the Purchased Assets and Assumed Liabilities, the Company paid 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of the Company’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date. The Company recorded the fair value of the acquisition of $2,468,000 based on the Company’s market value of $4.27 on March 25, 2010, the date of acquisition.
Forward Looking Statements
     Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; the demand for our services and technologies; growing recognition for the use of independent centralized core laboratories; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions and the integration of current acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-Q and expressed from time to time in our filings with the SEC could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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

Results of Operations
     Three Months Ended March 31, 2010 and 2009

	Three		Three
	Months		Months
	ended	% of	ended	% of
	March	Total	March	Total		%
(in thousands)	31, 2010	Revenue	31, 2009	Revenue	$ Change	Change

Service revenues	$14,746	81.5%	$14,475	84.8%	$271	1.9%
Reimbursement revenues	3,358	18.5%	2,595	15.2%	763	29.4%

Total revenues	18,104	100.0%	17,070	100.0%	1,034	6.1%

Cost and expenses:
Cost of service revenues	8,951	49.4%	9,061	53.1%	(110)	-1.2%
Cost of reimbursement revenues	3,358	18.5%	2,595	15.2%	763	29.4%
Sales and marketing expenses	2,210	12.2%	2,156	12.6%	54	2.5%
General and administrative expenses	2,072	11.4%	1,917	11.2%	155	8.1%
Amortization of intangible assets related to acquisitions	141	0.8%	119	0.7%	22	18.5%
Mergers and acquisitions related costs	205	1.1%	—	0.0%	205	—

Total cost and expenses	16,937	93.6%	15,848	92.8%	1,089	6.9%

Income from operations	1,167	6.4%	1,222	7.2%	(55)	-4.5%

Interest income	6	0.0%	22	0.1%	(16)	-72.7%
Interest expense	(3)	0.0%	(2)	0.0%	(1)	50.0%

Income before income tax	1,170	6.5%	1,242	7.3%	(72)	-5.8%

Income tax provision	(459)	-2.5%	(456)	-2.7%	(3)	0.7%

Net income	$711	3.9%	$786	4.6%	$(75)	-9.5%

     The Consolidated Statement of Income for the three months ended March 31, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.
     Service revenues for the three months ended March 31, 2010 and 2009 were $14.7 million and $14.5 million, respectively, an increase of $271,000, or 1.9%. The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year. One client, Pfizer Inc.

encompassing 15 projects represented 18.3% of our service revenue for the three months ended March 31, 2010. One client, Centocor Ortho Biotech, Inc., encompassing 23 projects represented 12.0% of our service revenue for the three months ended March 31, 2009.
     Reimbursement revenues and cost of reimbursement revenues for the three months ended March 31, 2010 and 2009 were $3.4 million and $2.6 million, respectively, an increase of $763,000, or 29.4%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues for the three months ended March 31, 2010 and 2009 were $9.0 million and $9.1 million, respectively, a decrease of $110,000, or 1.2%. Cost of service revenues for the three months ended March 31, 2010 and 2009 were comprised of professional salaries and benefits and allocated overhead. The cost of service revenue remained relatively flat due to the increase in personnel from the Tourtellotte acquisition offset by the savings resulting from the reduction in force implemented in the second quarter of 2009. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase in fiscal 2010 due to the personnel costs from the acquisition of TranSenda.
     Sales and marketing expenses remained flat at $2.2M for the three months ended March 31, 2010 and 2009. Sales and marketing expenses for the three months ended March 31, 2010 and 2009 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. We expect that sales and marketing expenses will increase in fiscal 2010 due to increased marketing for our product launches and as we continue to expand our market presence in the United States and Europe.
     General and administrative expenses for the three months ended March 31, 2010 and 2009 were $2.1 million and $1.9 million, respectively, an increase of $155,000, or 8.1%. General and administrative expenses for the three months ended March 31, 2010 and three months ended March 31, 2009 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is primarily due to an increase in professional fees. We expect that our general and administrative expenses will remain relatively flat for the remainder of 2010.
     Amortization of intangible assets related to acquisitions for the three months ended March 31, 2010 and 2009 were $141,000 and $119,000, respectively, an increase of $22,000, or 18.5%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte and Theralys. The increase is primarily due to the acquisition of Tourtellotte. We expect that the amortization of intangible assets related to acquisitions will increase with the acquisition of TranSenda and as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
     Merger and acquisition related costs of $205,000 for the three months ended March 31, 2010 include expenses of $111,000 consisting of costs resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs.

Also included in this cost is $94,000 of earn-out accretion for the three months ended March 31, 2010 from the Tourtellotte acquisition due to the difference in the fair value from the purchase price recorded at the date of acquisition to March 31, 2010.
     Net interest income was $3,000 for the three months ended March 31, 2010 and $20,000 for the three months ended March 31, 2009, a decrease of $17,000, or 85%. Net interest income and expense for the three months ended March 31, 2009 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. Net interest income for the three months ended March 31, 2010 is comprised of interest income earned on our cash and has decreased due to lower average daily cash balances.
     Our income tax provision for the three months ended March 31, 2010 and 2009 was $459,000 and $456,000, respectively. Our effective tax rate is approximately 39.2% for fiscal 2010. Our effective tax rate was approximately 36.7% for fiscal 2009. The higher effective tax rate in fiscal 2010 was due to a larger mix of pre-tax income in the U.S. than in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

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
Statement of Cash Flow for the three months ended March 31, 2010 compared to March 31, 2009

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2010	March 31, 2009

Net cash provided by operating activities	$1,138	$569
Net cash (used in) provided by investing activities	$(2,255)	$103
Net cash provided by (used in) financing activities	$65	$(19)
     At March 31, 2010, we had cash and cash equivalents of $13.5 million. Working capital, defined as current assets minus current liabilities, at March 31, 2010 was $6.2 million.
     Net cash provided by operating activities for the three months ended March 31, 2010 was $1,138,000 as compared to $569,000 for the three months ended March 31, 2009. This increase from the prior year is primarily due to the lesser change in accrued expenses in 2010.
     Net cash used in investing activities for the three months ended March 31, 2010 was $(2,255,000) as compared to net cash provided by investing activities of $103,000 for the three months ended March 31, 2009. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2010 will be approximately $3 million. These expenditures primarily represent capitalization of software costs.
     Net cash provided by financing activities from continuing operations for the three months ended March 31, 2010 was $65,000 as compared to net cash used in financing activities of $19,000 for the three months ended March 31, 2009. Net cash provided by financing activities represents cash proceeds from exercise of stock options for the three months ended March 31, 2010.

     The following table lists our cash contractual obligations as of March 31, 2010:

	Payments Due By Period
(in thousands)		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years
Facility rent operating leases	$18,987,000	$1,624,000	$3,884,000	$4,594,000	$8,885,000
Employment agreements	1,064,000	725,000	339,000	—	—
Earn-outs for Tourtellotte acquisition	3,258,000	1,258,000	2,000,000	—	—
Total contractual cash obligations	$23,309,000	$3,607,000	$6,223,000	$4,594,000	$8,885,000
     On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, we have the ability to borrow up to $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition we pay a fee of 0.25% per annum on the unused line of credit. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.
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
Changes to Critical Accounting Policies and Estimates
     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. As of March 31, 2010, there have been no changes to such critical accounting policies and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk
     We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
     Foreign Currency Risk
     Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $211,000 and $215,000 to our net asset position, at March 31, 2010 and March 31, 2009, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
     Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at March 31, 2010 and March 31, 2009. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
     We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. As of March 31, 2010, there are no outstanding derivative positions.

Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of March 31, 2010, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     One client, Pfizer Inc. encompassing 15 projects represented 18.3% of our service revenue for the three months ended March 31, 2010. One client, Centocor Ortho Biotech, Inc., encompassing 23 projects represented 12.0% of our service revenue for the three months ended March 31, 2009. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $99.7 at March 31, 2010 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
We made one acquisition in the first quarter 2010, two acquisitions in the third quarter of 2009, and may engage in future acquisitions, which may be expensive and time consuming, and from which we may not realize anticipated benefits.
     On March 25, 2010, the Company acquired substantially all of the assets of privately held

TranSenda International, LLC (“TranSenda”), headquartered in Bellevue, WA. We acquired the CardioNow unit from AGFA Healthcare and substantially all of the assets of Tourtellotte Solutions, Inc. in the third quarter of 2009 and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business, or otherwise serve our strategic goals. Either as a result of the recent acquisitions or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, all of which could adversely affect our results of operations and financial condition.
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
     During the first quarter of 2010, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
We may be required to record additional significant charges to earnings if our goodwill becomes impaired.
     Under accounting principles generally accepted in the United States, we review our goodwill for impairment each year as of December 31 and when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long- term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates. For example, a significant decline in our stock price and/or market capitalization may result in impairment of our goodwill valuation. We may be required to record a charge to earnings in our financial statements during a period in which an impairment of our goodwill is determined to exist, which may negatively impact our results of operations.
We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights.
     Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we market our software products, services and hosted solutions may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.
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
We may be affected by health care reform.
     In March 2010, the United States Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. This legislation may significantly impact the pharmaceutical and biotechnology industries. In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
     Implementation of health care reform legislation may have certain benefits but also may contain costs that could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.
     In addition to healthcare reform legislation, the expansion of managed care organizations in the healthcare market may result in reduced spending on research and development. Managed care organizations’ efforts to cut costs by limiting expenditures on pharmaceuticals and medical devices could result in pharmaceutical, biotechnology and medical device companies spending less on research and development. If this were to occur, we would have fewer business opportunities and our revenues could decrease, possibly materially.
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
     As of March 31, 2010, we had the following capital structure (in thousands):

Common stock outstanding	15,149

Common stock issuable upon:
Exercise of options which are outstanding	1,803
Exercise of options which have not been granted	432
Restricted stock units outstanding	332

Total common stock outstanding assuming exercise or conversion of all of the above	17,716
     As of March 31, 2010, we had outstanding options to purchase 1.8 million shares of common stock at exercise prices ranging from $0.72 to $8.06 per share (exercisable at a weighted average of $4.65 per share), of which 1.1 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
     Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of March 31, 2010, we had 15.1 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable. As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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
     Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 24% of the outstanding shares of common stock and stock options that could have been converted to common stock at March 31, 2010, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2010 and March 31, 2010, our common stock has traded at a low of $4.08 per share and a high of $5.93 per share.
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
     We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted to common stock. The remaining 1,750,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner. In July 2009, our board of directors also adopted a stockholder rights plan, similar to plans adopted by many other publicly traded companies. The stockholder rights plan is intended to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors.
     These provisions of our certificate of incorporation, stockholders rights plan and of Delaware law, may have the effect of delaying, deterring or preventing a change in control of our company, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock. In addition, these provisions make it more difficult to replace or remove our current management team in the event our stockholders believe this would be in the best interest of our company and our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3.	Defaults Upon Senior Securities.
          None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
     On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, we have the ability to borrow up to $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition we pay a fee of 0.25% per annum on the unused line of credit. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.

Item 6.	Exhibits.

4.1	Committed Line of Credit Note dated May 5, 2010, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association.

10.1	Loan Agreement dated May 5, 2010, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.
DATE: May 6, 2010	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 6, 2010	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)