Form 10-Q
period 2010-06-30
BIOCLINICA INC
filed 2010-08-10
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐      No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2010:

Class	Number of Shares
Common Stock, $0.00025 par value	15,158,437

BIOCLINICA, INC. AND SUBSIDIARIES
 - i -

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.
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

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(in thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,569	$14,570
Accounts receivable, net	11,125	10,966
Prepaid expenses and other current assets	1,844	1,869
Deferred income taxes	3,023	3,370

Total current assets	27,561	30,775

Property and equipment, net	12,689	9,040
Intangibles, net	2,789	1,969
Goodwill	34,327	32,933
Deferred income tax	86	—
Other assets	583	620

Total assets	$78,035	$75,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,789	$3,899
Accrued expenses and other current liabilities	3,665	4,134
Deferred revenue	12,008	14,256
Current liability for acquisition earn-out	1,257	1,184

Total current liabilities	21,719	23,473
Long-term liability for acquisition earn-out	1,771	1,657
Deferred income tax	1,257	1,167
Other liabilities	709	505

Total liabilities	$25,456	$26,802

Stockholders’ equity:
Preferred stock- $0.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at June 30, 2010 and at December 31, 2009	—	—
Common stock — $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,158,437 shares at June 30, 2010 and 14,394,374 shares at December 31, 2009	4	4
Common stock consideration for earn-out	1,309	1,309
Additional paid-in capital	46,143	43,104
Retained earnings	5,247	4,039
Accumulated other comprehensive (loss) income.	(124)	79

Total stockholders’ equity	$52,579	$48,535

Total liabilities and stockholders’ equity	$78,035	$75,337

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months ended
	June 30,
(in thousands, except per share data)	2010	2009
Service revenues	$15,688	$13,921
Reimbursement revenues	3,703	3,142

Total revenues	19,391	17,063

Cost and expenses:
Cost of service revenues	9,946	8,608

Cost of reimbursement revenues	3,703	3,142

Sales and marketing expenses	2,565	2,166

General and administrative expenses	1,916	1,867

Amortization of intangible assets related to acquisition	138	112

Mergers and acquisitions related costs	311	—

Restructuring Charges	—	466

Total cost and expenses	18,579	16,361

Income from operations	812	702

Interest income	2	10
Interest expense	(4)	(3)

Income before income tax	810	709

Income tax provision	(313)	(180)

Net income	$497	$529

Basic income per common share	$0.03	$0.04

Weighted average number of common shares	15,155	14,356

Diluted income per common share	$0.03	$0.04

Weighted average number of diluted shares	16,065	15,118

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Six Months ended
	June 30,
(in thousands, except per share data)	2010	2009
Service revenues	$30,434	$28,396
Reimbursement revenues	7,061	5,737

Total revenues	37,495	34,133

Cost and expenses:
Cost of service revenues	18,897	17,669

Cost of reimbursement revenues	7,061	5,737

Sales and marketing expenses	4,775	4,322

General and administrative expenses	3,988	3,784

Amortization of intangible assets related to acquisitions	279	231

Mergers and acquisitions related costs	516	—

Restructuring Charges	—	466

Total cost and expenses	35,516	32,209

Income from operations	1,979	1,924

Interest income	8	32
Interest expense	(7)	(5)

Income before income tax	1,980	1,951

Income tax provision	(772)	(636)

Net income	$1,208	$1,315

Basic income per common share	$0.08	$0.09

Weighted average number of common shares	14,852	14,341

Diluted income per common share	$0.08	$0.09

Weighted average number of diluted shares	15,861	15,101

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended
	June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$1,208	$1,315
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,588	1,322
Provision for deferred income taxes	285	544
Bad debt (recovery) expense, net	(9)	84
Stock based compensation expense	519	368
Accretion of acquisition earn-out	188	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	147	2,772
(Increase) decrease in prepaid expenses and other current assets	(54)	208
Decrease in other assets	50	108
Increase (decrease) in accounts payable	665	(1,734)
Decrease in accrued expenses and other current liabilities	(762)	(1,013)
Decrease in deferred revenue	(2,240)	(2,546)
Increase in other liabilities	248	28

Net cash provided by operating activities	$1,833	$1,456

Cash flows from investing activities:
Purchases of property and equipment	$(2,001)	$(1,159)
Capitalized software development costs	(2,815)	(408)
Net cash received for sale of assets of discontinued operations	—	500

Net cash used in investing activities	$(4,816)	$(1,067)

Cash flows from financing activities:
Payments under equipment lease obligations	$—	$(33)
Excess tax benefit related to stock options	30	—
Proceeds from exercise of stock options	22	3

Net cash provided by (used in) financing activities	$52	$(30)

Effect of exchange rate changes on cash	(70)	(2)

Net (decrease) increase in cash and cash equivalents	(3,001)	357
Cash and cash equivalents at beginning of period	14,570	14,265

Cash and cash equivalents at end of period	$11,569	$14,622

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$5
Cash paid during the period for income taxes	$489	$72
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Supplemental cash flow disclosure (in thousands)
Non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$323	$11

	For the Six Months Ended
	June 30,
	2010	2009
Acquired business (in thousands)
Accounts receivable	$309	$—
Property and equipment	91	—
Other assets	33	—
Customer relationships	100	—
Technology	1,000
Goodwill, including workforce	1,394
Current liabilities assumed	(459)	—
Common stock issued	(2,468)	—

Cash paid for acquired business, net of cash acquired for the six months ended June 30, 2010 of $0	$—	$—
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	June 30,
	2010	2009
Statement of comprehensive income (in thousands)
Net income	$497	$529
Equity adjustment from foreign currency translation	(126)	103

Total comprehensive income	$371	$632

	For the Six Months Ended
	June 30,
	2010	2009
Statement of comprehensive income (in thousands)
Net income	$1,208	$1,315
Equity adjustment from foreign currency translation	(203)	(67)

Total comprehensive income	$1,005	$1,248
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
Acquisitions.
          On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”) for total consideration of $2,468,000. The opening balance sheet of TranSenda has been recorded on a preliminary basis as of June 30, 2010. The Consolidated Statement of Income for the six months ended June 30, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.
Functional Currency.
          The functional currency for our French and Netherlands operations is the Euro based on the Company’s initial and periodic evaluations of economic factors as set forth in FASB ASC 830, Foreign Currency Matters.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 — Stockholders’ Equity Rollforward
          The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2009 through June 30, 2010:

				Common	Accumu-	Other
				Stock	lated	Compre
			Additional	Consid-	(Deficit)	-hensive	Stock-
	Common Stock		Paid-in	eration for	Retained	Gain	holders’
(in thousands)	Shares	Amount	Capital	Earn-out	Earnings	(Loss)	Equity
Balance at December 31, 2008	14,341	$4	$42,270	$—	$1,080	$58	$43,412
Stock options exercised	38	—	31		—	—	31
Restricted shares issued	15	—	(31)		—	—	(31)
Stock consideration for acquisitions	—	—	—	1,309	—	—	1,309
Stock based compensation	—	—	790		—	—	790
Tax benefit on exercise of stock options	—	—	44		—	—	44
Equity adjustment for foreign currency translation	—	—	—		—	21	21
Net income	—	—	—		2,959	—	2,959

Balance at December 31, 2009	14,394	$4	$43,104	$1,309	$4,039	$79	$48,535
Stock options exercised	186	—	22	—	—	—	22
Stock consideration for acquisitions	578	—	2,468	—	—	—	2,468
Stock based compensation	—	—	519	—	—	—	519
Tax benefit on exercise of stock options	—	—	30	—	—	—	30
Equity adjustment from foreign currency translation	—	—	—	—	—	(203)	(203)
Net income	—	—	—	—	1,208	—	1,208

Balance at June 30, 2010	15,158	$4	$46,143	$1,309	$5,247	$(124)	$52,579

Note 3 — Earnings Per Share
          Basic income per common share for the three and six months ended June 30, 2010 and 2009 was calculated based upon net income divided by the weighted average number of shares of the Company’s common stock outstanding during the relevant period. Diluted income per share for the three and six months ended June 30, 2010 and 2009 was calculated based upon net income divided by the weighted average number of shares of the Company’s common stock outstanding during the relevant period, adjusted for dilutive securities using the treasury method.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
          The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income — basic and diluted	$497	$529	$1,208	$1,315

Denominator — basic:
Weighted average number of common shares	15,155	14,356	14,852	14,341

Basic income per common share	$0.03	$0.04	$0.08	$0.09

Denominator — diluted:
Weighted average number of common shares	15,155	14,356	14,852	14,341
Common share equivalents of outstanding stock options	473	488	525	470
Common share equivalents of unrecognized compensation expense	437	274	484	290

Weighted average number of dilutive common equity shares	16,065	15,118	15,861	15,101

Diluted income per common share	$0.03	$0.04	$0.08	$0.09

          Options to purchase 379,000 and 628,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2010 and June 30, 2009, respectively, as they were all antidilutive. Options to purchase 342,000 and 628,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2010 and June 30, 2009, respectively, as they were all antidilutive.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4 — Commitments and Contingencies
          On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with both its Chief Financial Officer and the President of the eClinical services division. The Chief Financial Officer’s agreement expires February 5, 2011 and is renewable on an annual basis. The President of the eClinical services division’s agreement expires September 30, 2010 and is renewable on an annual basis. The aggregate amount due from January 1, 2010 through the expiration under these agreements was $1.3 million.
          On May 5, 2010, the Company entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, the Company has the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition, the Company pays a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million. As of June 30, 2010, the Company had no borrowings under this line of credit and was compliant with the covenants.
Note 5 — Accounts Receivable and Allowance for Doubtful Accounts
          The Company maintains allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of its customers’ ability to make payments, additional allowances may be required. The Company does not have any off-balance-sheet credit exposure related to its customers, and the trade accounts receivable do not bear interest.

(in thousands)	June 30, 2010	December 31, 2009
Billed trade accounts receivable	$9,787	$10,164
Unbilled trade accounts receivable	1,324	747
Other	14	55

Total Receivables	$11,125	$10,966

Allowance Rollforward (in thousands):
Balance at January 1, 2010	$9
Additions	0
Write offs (Recoveries)	(9)

Balance at June 30, 2010	$0

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6 — Income Taxes
          The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, the Company considers future taxable income and on-going prudent and feasible tax planning strategies. In the event that the Company was to determine that, in the future, it would be able to realize the deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should the Company determine that it is more likely than not that it will be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made.
          As of December 31, 2008, the Company had $1.3 million in accumulated tax losses in the United States, which included allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, the Company estimated that $1.1 million of the federal net operating loss would likely expire unused, in the years 2010 through 2022, due to Internal Revenue Code Section 382 limitations. The Company has foreign NOL carryforwards from its French subsidiary of $410,000 as of June 30, 2010 and $575,000 as of December 31, 2009. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
          The tax benefit of the stock option deductions have been recorded to additional paid-in capital in the amount of $30,000 and $0 for the six months ended June 30, 2010 and 2009, respectively.
          The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.
          The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.0 million of undistributed earnings from its non-U.S. operations as of June 30, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States.
          There were no material unrecognized tax benefits as of June 30, 2010 and December 31, 2009. We do not expect the unrecognized tax benefit to materially change during the next 12 months. Any interest and penalties incurred on settlements of outstanding tax positions would be recorded as a component of tax expense. We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax return for the 2009 year is subject to examination. Our state taxes for

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
years 2000 through 2008 are subject to examination. Our foreign taxes for years 2002 through 2008 are subject to examination by the respective authorities.
Note 7 — Acquisitions
2010 Acquisition
          On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”). Headquartered in Bellevue, WA, TranSenda a provider of clinical trial management software (CTMS) solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions create efficiencies for trial operations through interoperability with Microsoft Office tools. With this acquisition, BioClinica enhanced its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between the Company and TranSenda (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company purchased and acquired from TranSenda all right, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
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
          Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the six months ended June 30, 2010 and 2009 as if the TranSenda acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the TranSenda acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended
	June 30,
(in thousands except per share data)	2010	2009

Total revenue	$37,725	$34,549
Income from operations	1,306	532
Net Income	797	376
Basic earnings per share	$0.05	$0.03
Diluted earnings per share	$0.05	$0.02
          In connection with the acquisition of TranSenda, the Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”) and FASB ASC 350, Intangibles - Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included TranSenda as part of its clinical trials services reportable segment.
          In accordance with FASB ASC 805, Business Combinations, the Company expensed all costs related to the acquisitions. The total costs incurred to date related to the acquisition were $311,000 and $516,000 and included in mergers and acquisition related costs on the consolidated statement of income for the three and six months ended June 30, 2010.
          The following table summarizes the preliminary amounts of identified assets acquired and liabilities assumed from TranSenda at the acquisition date fair value:

TranSenda
Accounts Receivable	$309
Property and Equipment	91
Other Assets	33
Other Liabilities	(459)
Customer Relationships	100
Technology	1,000
Goodwill, including Workforce	1,394

Total Fair Value of Purchase Price	$2,468

          Accounts receivable, other assets and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The goodwill is attributable to the workforce of the acquired business and synergies expected to arise after the acquisition of the business.
          In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”) the Company determined that the preliminary non-financial assets and liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on various market

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and income analyses and recent asset appraisals. The purchase price allocation will remain preliminary until the Company completes its analysis (which includes a review of third party valuations) and determines the fair market values of assets acquired and liabilities assumed, which could differ significantly from preliminary recorded amounts. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.
          The Consolidated Statement of Income for the six months ended June 30, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.
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
          On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”). The fair value of the cash earn-out of $2.7 million has been recorded as a liability and the fair value of the 350,000 shares of $1.3 million has been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of June 30, 2010. The Company used cash from operations to fund the cash purchase price for Tourtellotte.
          Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the six months ended June 30, 2009 as if the Tourtellotte acquisition had occurred as of the beginning of the period presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Tourtellotte acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Six Months
Ended June 30,
(in thousands except per share data)	2009
Total revenue	$36,183
Income from operations	2,081
Net income	1,421
Basic earnings per share	$0.10
Diluted earnings per share:	$0.09
          In connection with the acquisitions of CardioNow and Tourtellotte, the Company performed an evaluation of the guidance included in FASB ASC 280 and FASB ASC 350. Based on that evaluation, the Company included CardioNow and Tourtellotte as part of its clinical trials services reportable segment.
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

          Accounts receivable, other assets and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The goodwill is attributable to the workforce of the acquired businesses and synergies expected to arise after the acquisitions of the businesses.
          The cash contingent consideration expected to be paid within one year from June 30, 2010 of $1,257,000 was classified as a short-term liability and the remaining cash contingent consideration of $1,771,000 was classified as a long-term liability on the financial statements. The contingent consideration expected to be paid in stock of $1,309,000 is recorded in the equity section of the financial statements. The difference between the fair value of the cash contingent consideration at the date of acquisition and the expected payment will be recorded as an expense in the financial statements at the end of each reporting period. For the three and six months ended June 30, 2010, the Company recorded $94,000 and $188,000, respectively, of accretion expense in mergers and acquisition related costs on the income statement for this difference.
          In accordance with FASB ASC 820, the Company determined that the non-financial assets and liabilities summarized above are derived from Level 3 inputs determined by management based on various market and income analyses and recent asset appraisals. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.
          The results of operations of CardioNow and Tourtellotte are included in our financial statements from the respective acquisition dates.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8 — Intangible Assets
          At June 30, 2010 the composition of intangible assets were as follows:

		Estimated
(in thousands)	June 30, 2010	Useful Life
Amortized intangible assets:
Technology	$843	5 years
Trademarks	48	5 years
Customer backlog	2,012	3 to 7 years
Non-competition agreement	349	2 to 3 years

	3,252
Accumulated amortization	(1,563)

	$1,689

Unamortized intangible assets:

Goodwill	$34,327

          Estimated future amortization of the intangible assets is as follows:

Year Ending
(in thousands)	December 31,
Remainder of 2010	$276
2011	513
2012	424
2013	227
2014	199
2015	50

$1,689

          The following table details the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2009	$32,933
Acquisition of business	1,394

Balance at June 30, 2010	$34,327

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          BioClinica provides integrated clinical research services including imaging core lab and eClinical technologies and services to pharmaceutical, biotechnology, medical device companies and other organizations such as contract research organizations (CROs), engaged in global clinical studies. Our products and services include: medical image management, electronic image transport and archive solutions, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, and clinical trial management software solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
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
          Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of June 30, 2010, which includes our medical image management and eClinical services, was $104.2 million compared to $94.1 million at June 30, 2009. Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions and reductions in scope of existing projects, all of which impacted our backlog at June 30, 2010.
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

Acquisitions
          On March 25, 2010, we acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”). Headquartered in Bellevue, WA, TranSenda is a provider of clinical trial management software (CTMS) solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions create efficiencies for trial operations through interoperability with Microsoft Office tools. The CTMS solutions enable our clients to have their applications work together instead of being locked into a single suite vendor and serves as the foundation for operational data interchange among different software applications. This facilitates easier access to data with a consistent user interface and reduces training costs. With this acquisition, we enhanced our ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between BioClinica and TranSenda (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, we purchased and acquired from TranSenda all right, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
          As consideration for the Purchased Assets and Assumed Liabilities, we paid 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of BioClinica’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date. We recorded the fair value of the acquisition of $2,468,000 based on our market value of $4.27 on March 25, 2010, the date of acquisition.
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

Results of Operations
          Three Months Ended June 30, 2010 and 2009

	Three		Three
	Months		Months
	ended	% of	ended	% of
	June 30,	Total	June 30,	Total		%
(in thousands)	2010	Revenue	2009	Revenue	$ Change	Change

Service revenues	$15,688	80.9%	$13,921	81.6%	$1,767	12.7%
Reimbursement revenues	3,703	19.1%	3,142	18.4%	561	17.9%

Total revenues	19,391	100.0%	17,063	100.0%	2,328	13.6%

Cost and expenses:
Cost of service revenues	9,946	51.3%	8,608	50.5%	1,338	15.5%
Cost of reimbursement revenues	3,703	19.1%	3,142	18.4%	561	17.9%
Sales and marketing expenses	2,565	13.2%	2,166	12.7%	399	18.4%
General and administrative expenses	1,916	9.9%	1,867	10.9%	49	2.6%
Amortization of intangible assets related to acquisitions	138	0.7%	112	0.7%	26	23.2%
Mergers and acquisitions related costs	311	1.6%	—	0.0%	311	0.0%
Restructuring Costs	—	0.0%	466	2.7%	(466)	(100)%

Total cost and expenses	18,579	95.8%	16,361	95.9%	2,218	13.6%

Income from operations	812	4.2%	702	4.1%	110	15.7%

Interest income	2	0.0%	10	0.1%	(8)	(80.0)%
Interest expense	(4)	0.0%	(3)	0.0%	(1)	33.3%

Income before income tax	810	4.2%	709	4.2%	101	14.2%

Income tax provision	(313)	-1.6%	(180)	(1.1)%	(133)	73.9%

Net income	$497	2.6%	$529	3.1%	$(32)	(6.0)%

          Service revenues were $15.7 million for the three months ended June 30, 2010 and $13.9 million for the same period in 2009, an increase of $1.8 million, or 12.8%. The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year. Pfizer, Inc., encompassing 20 projects, represented 19.6% of our service revenue for the three months ended June 30, 2010. No one client accounted for more than 10.0% of service revenues for the three months ended June 30, 2009.

          Reimbursement revenues and cost of reimbursement revenues were $3.7 million for the three months ended June 30, 2010 and $3.1 million for the same period in 2009, an increase of $561,000, or 17.9%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues were $9.9 million for the three months ended June 30, 2010 and $8.6 million for the same period in 2009, an increase of $1.3 million, or 15.6%. Cost of service revenues for the three months ended June 30, 2010 and 2009 were comprised of professional salaries and benefits and allocated overhead. The increase is due to additional personnel from the Tourtellotte and TranSenda acquisitions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase in fiscal 2010 due to the additional personnel costs from the acquisition of TranSenda.
          Sales and marketing expenses were $2.6 million for the three months ended June 30, 2010 and $2.2 million for the same period in 2009, an increase of $400,000. Sales and marketing expenses for the three months ended June 30, 2010 and 2009 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to additional personnel to increase our marketing and sales presence in the United States and Europe. We expect that our sales and marketing expenses will remain relatively flat for the remainder of 2010.
          General and administrative expenses for the three months ended June 30, 2010 remained flat at $1.9 million. General and administrative expenses for the three months ended June 30, 2010 and three months ended June 30, 2009 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. We expect that our general and administrative expenses will remain relatively flat for the remainder of 2010.
          Amortization of intangible assets related to acquisitions was $138,000 for the three months ended June 30, 2010 and $112,000 for the same period in 2009, an increase of $26,000, or 23.2%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys. The increase is primarily due to the acquisition of Tourtellotte and TranSenda. We expect that the amortization of intangible assets related to acquisitions will increase due to the acquisition of TranSenda and as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
          Merger and acquisition related costs of $311,000 for the three months ended June 30, 2010 include expenses of $217,000 consisting of costs resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs. Also included in this cost is $94,000 of earn-out accretion for the three months ended June 30, 2010 from the Tourtellotte acquisition due to the difference in the fair value from the purchase price recorded at the date of acquisition to June 30, 2010.

          Costs related to restructuring were $0 for the three months ended June 30, 2010, and $466,000 for the three months ended June 30, 2009. In the second quarter of 2009, in order to streamline the operations and reduce costs, management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs. We have paid the $466,000 in the third and fourth quarters of 2009 and nothing is left to be paid from the restructuring at December 31, 2009. We do not expect any additional costs from the 2009 restructuring plan.
          Net interest expense was $2,000 for the three months ended June 30, 2010 and net interest income was $7,000 for the three months ended June 30, 2009, a decrease of $9,000. Net interest expense and income is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease is due to lower average daily cash balances and lower interest rates earned on deposits.
          Our income tax provision was $313,000 for the three months ended June 30, 2010 and $180,000 for the same period in 2009, an increase of $133,000 or 74%. Our expected effective tax rate is approximately 38% for fiscal 2010. Our effective tax rate was approximately 37% for fiscal 2009. The higher effective tax rate in fiscal 2010 is due to a larger mix of pre-tax income in the U.S. than in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

          Six Months Ended June 30, 2010 and 2009

			Six
	Six Months		Months
	Ended		Ended	% of
	June 30,	% of Total	June 30,	Total
(in thousands)	2010	Revenue	2009	Revenue	$ Change	% Change

Service revenues	$30,434	81.2%	$28,396	83.2%	$2,038	7.2%
Reimbursement revenues	7,061	18.8%	5,737	16.8%	1,324	23.1%

Total revenues	37,495	100.0%	34,133	100.0%	3,362	9.9%

Cost and expenses:
Cost of service revenues	18,897	50.4%	17,669	51.8%	1,228	7.0%
Cost of reimbursement revenues	7,061	18.8%	5,737	16.8%	1,324	23.1%
Sales and marketing expenses	4,775	12.7%	4,322	12.7%	453	10.5%
General and administrative expenses	3,988	10.6%	3,784	11.1%	204	5.4%
Amortization of intangible assets related to acquisitions	279	0.7%	231	0.7%	48	20.8%
Mergers and acquisitions related costs	516	1.4%	—	0.0%	516	0.0%
Restructuring costs	—	0.0%	466	1.4%	(466)	(100.0)%

Total cost and expenses	35,516	94.7%	32,209	94.4%	3,307	10.3%

Income from operations	1,979	5.3%	1,924	5.6%	55	2.9%

Interest income	8	0.0%	32	0.1%	(24)	(75.0)%
Interest expense	(7)	0.0%	(5)	0.0%	(2)	(40.0)%
Income before income tax	1,980	5.3%	1,951	5.7%	29	1.5%

Income tax provision	(772)	2.1%	(636)	1.9%	136	21.4%

Net income	1,208	3.2%	1,315	3.9%	(107)	(8.1)%

          The Consolidated Statement of Income for the six months ended June 30, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period
          Service revenues were $30.4 million for the six months ended June 30, 2010 and $28.4 million for the same period in 2009, an increase of $2.0 million, or 7.2%. The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year. Pfizer, Inc. encompassing 20 projects represented 19.7% of our service revenue for the six months ended June 30, 2010. No one client, accounted for more than 10.0% of service revenues for the six months ended June 30, 2009.
          Reimbursement revenues and cost of reimbursement revenues were $7.1 million for the six months ended June 30, 2010 and $5.7 million for the same period in 2009, an increase of $1.3 million, or 23.1%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues were $18.9 million for the six months ended June 30, 2010 and $17.7 million for the same period in 2009, an increase of $1.2 million, or 7.0%. Cost of service revenues for the six months ended June 30, 2010 and 2009 were comprised of professional salaries and benefits and allocated overhead. The increase is due to additional personnel from the Tourtellotte and TranSenda acquisitions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase in fiscal 2010 due to the personnel costs from the acquisition of TranSenda.
          Sales and marketing expenses were $4.8 million for the six months ended June 30, 2010 and $4.3 million for the same period in 2009, an increase of $453,000, or 10.5%. Sales and marketing expenses for the six months ended June 30, 2009 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to additional personnel to increase our marketing and sales presence in the United States and Europe. We expect that our sales and marketing expenses will remain relatively flat for the remainder of 2010.
          General and administrative expenses were $4.0 million for the six months ended June 30, 2010 and $3.8 million for the same period in 2009, an increase of $204,000, or 5.4%. General and administrative expenses for the six months ended June 30, 2010 and six months ended June 30, 2009 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to increased professional fees. We expect that our general and administrative expenses will remain relatively flat for the remainder of 2010.
          Amortization of intangible assets related to acquisitions were $279,000 for the six months ended June 30, 2010 and $231,000 for the six months ended June 30, 2009, an increase of $48,000, or 20.8%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys. The increase is primarily due to the acquisition of Tourtellotte and TranSenda. We expect that the amortization of intangible assets related to acquisitions will increase due to the acquisition of TranSenda and as we look to continue to expand our pharmaceutical contract services through potential acquisitions.
          Mergers and acquisition related costs were $516,000 for the six months ended June 30, 2010, consisting of costs resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs. Also included in this cost is $188,000 of earn-out accretion for the six months ended June 30, 2010 from the Tourtellotte acquisition due to the difference in the fair value from the purchase price recorded at the date of acquisition to June 30, 2010.
          Restructuring costs were $0 for the six months ended June 30, 2010, and $466,000 for the six months ended June 30, 2009. In the second quarter of 2009, in order to streamline the operations and reduce costs, management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs. We have paid the $466,000 in the third and fourth quarters of 2009 and nothing is left to be paid from the restructuring at December 31, 2009. We do not expect any additional costs from the 2009 restructuring plan.

          Net interest income was $1,000 for the six months ended June 30, 2010 and $27,000 for the six months ended June 30, 2009, a decrease of $26,000. Net interest income is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease is due to lower average daily cash balances and lower interest rates earned on deposits.
          Our income tax provision was $772,000 for the six months ended June 30, 2010, and $636,000 for the six months ended June 30, 2009, an increase of $136,000 or 21.4%. Our expected effective tax rate is approximately 38% for fiscal 2010. Our effective tax rate was approximately 37% for fiscal 2009. The higher effective tax rate in fiscal 2010 is due to a larger mix of pre-tax income in the U.S. than in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.
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
Statement of Cash Flow for the six months ended June 30, 2010 compared to June 30, 2009

	Six Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2010	June 30, 2009

Net cash provided by operating activities	$1,833	$1,448
Net cash used in investing activities	$(4,816)	$(1,067)
Net cash provided by (used in) financing activities	$52	$(30)
          At June 30, 2010, we had cash and cash equivalents of $11.6 million. Working capital, defined as current assets minus current liabilities, at June 30, 2010 was $5.8 million.
          Net cash provided by operating activities for the six months ended June 30, 2010 was $1.8 million as compared to $1.5 million for the six months ended June 30, 2009. This increase from the prior year is primarily due to the increase in accounts payable.
          Net cash used in investing activities for the six months ended June 30, 2010 was $4.8 million as compared to net cash used in investing activities of $1.1 million for the six months ended June 30, 2009. This increase is primarily due to an increase in capitalized software costs as we continue to invest in the development of our products and services. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2010 will be approximately $4 million, funded by cash from operations. These expenditures primarily represent capitalization of software costs.
          Net cash provided by financing activities from continuing operations for the six months ended June 30, 2010 was $52,000 as compared to net cash used in financing activities of $30,000 for the six months ended June 30, 2009. Net cash provided by financing activities represents cash proceeds from exercise of stock options and the related excess tax benefit for the six months ended June 30, 2010.

          The following table lists our cash contractual obligations as of June 30, 2010:

(in thousands)	Payments Due By Period
		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years
Facility rent operating leases	$18,588,000	$1,651,000	$4,021,000	$4,621,000	$8,295,000
Employment agreements	839,000	592,000	247,000	—	—
Earn-outs for Tourtellotte acquisition	3,257,000	1,257,000	2,000,000	—	—

Total contractual cash obligations	$19,427,000	$2,243,000	$4,268,000	$4,621,000	$8,295,000

          On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million. As of June 30, 2010, we had no borrowings under this line of credit, and we were compliant with the covenants.
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
Changes to Critical Accounting Policies and Estimates
          Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. As of June 30, 2010, there have been no changes to such critical accounting policies and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk
          We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
          Foreign Currency Risk
               Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change to our net asset position of $195,000 at June 30, 2009 and $256,000 at June 30, 2009. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
               Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at June 30, 2010 and June 30, 2009. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
               We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. As of June 30, 2010, there are no outstanding derivative positions.

Item 4T. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of June 30, 2010, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at June 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
          Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     One client, Pfizer, Inc., encompassing 20 projects, represented 19.7% of our service revenue for the six months ended June 30, 2010. No one client, accounted for more than 10.0% of service revenues for the six months ended June 30, 2009. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $104.2 at June 30, 2010 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
     On March 25, 2010, we acquired substantially all of the assets of privately held TranSenda

International, LLC, headquartered in Bellevue, WA. We acquired the CardioNow unit from AGFA Healthcare and substantially all of the assets of Tourtellotte Solutions, Inc. in the third quarter of 2009 and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business, or otherwise serve our strategic goals. Either as a result of the recent acquisitions or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, all of which could adversely affect our results of operations and financial condition.
Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.
     Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer, David A. Pitler, Executive Vice President, President Bioimaging Services, and Peter Benton, Executive Vice President, President eClinical Services Division. Although we have employment agreements with Mr. Weinstein, Mr. Kaminer and Mr. Benton, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.
Our revenues, earnings and operating costs are exposed to exchange rate fluctuations.
     During the first six months of 2010, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
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
     As of June 30, 2010, we had the following capital structure (in thousands):

Common stock outstanding	15,158

Common stock issuable upon:
Exercise of options which are outstanding	1,800
Exercise of options which have not been granted	1,122
Restricted stock units outstanding	385

Total common stock outstanding assuming exercise or conversion of all of the above	18,465
     As of June 30, 2010, we had outstanding options to purchase 1.8 million shares of common stock at exercise prices ranging from $0.72 to $8.06 per share (exercisable at a weighted average of $4.64 per share), of which 1.2 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
     Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of June 30, 2010, we had 15.2 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable. As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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
     Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 23% of the outstanding shares of common stock and stock options that could have been converted to common stock at June 30, 2010, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2010 and June 30, 2010, our common stock has traded at a low of $3.95 per share and a high of $5.93 per share.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information.
     None.
Item 6. Exhibits.
4.1	Committed Line of Credit Note dated May 5, 2010, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.1	Loan Agreement dated May 5, 2010, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.2	BioClinica, Inc. 2010 Stock Incentive Plan, adopted by the stockholders of BioClinica, Inc. on May 12, 2010.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.
DATE: August 10, 2010	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive
Officer (Principal Executive Officer)

DATE: August 10, 2010	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance
and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)