Form 10-Q
period 2010-09-30
BIOCLINICA INC
filed 2010-11-08
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☑
     State the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2010:

Class	Number of Shares
Common Stock, $0.00025 par value	15,184,937

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

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(in thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,816	$14,570
Accounts receivable, net	11,015	10,966
Prepaid expenses and other current assets	2,490	1,869
Deferred income taxes	3,748	3,370

Total current assets	29,069	30,775

Property and equipment, net	13,291	9,040
Intangibles, net	2,596	1,969
Goodwill	34,327	32,933
Deferred income tax	229	—
Other assets	634	620

Total assets	$80,146	$75,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,830	$3,899
Accrued expenses and other current liabilities	3,467	4,134
Deferred revenue	13,129	14,256
Current liability for acquisition earn-out	1,257	1,184
Current maturities of capital lease obligations	36	—

Total current liabilities	21,719	23,473
Long-term liability for acquisition earn-out	1,829	1,657
Long-term capital lease obligations	158	—
Deferred income tax	1,831	1,167
Other liabilities	874	505

Total liabilities	$26,411	$26,802

Stockholders’ equity:
Preferred stock- $0.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at September 30, 2010 and at December 31, 2009	—	—
Common stock — $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,184,937 shares at September 30, 2010 and 14,394,374 shares at December 31, 2009	4	4
Common stock consideration for earn-out	1,309	1,309
Additional paid-in capital	46,419	43,104
Retained earnings	5,961	4,039
Accumulated other comprehensive income	42	79

Total stockholders’ equity	$53,735	$48,535

Total liabilities and stockholders’ equity	$80,146	$75,337

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months ended
	September 30,
(in thousands, except per share data)	2010	2009
Service revenues	$15,814	$14,146
Reimbursement revenues	2,352	4,227

Total revenues	18,166	18,373

Cost and expenses:
Cost of service revenues	10,212	8,937
Cost of reimbursement revenues	2,352	4,227
Sales and marketing expenses	2,090	1,617
General and administrative expenses	2,069	1,759
Amortization of intangible assets related to acquisition	194	113
Mergers and acquisitions related costs	119	560

Total cost and expenses	17,036	17,213

Income from operations	1,130	1,160

Interest income	10	5
Interest expense	(0)	(1)

Income before income tax	1,140	1,164

Income tax provision	(426)	(463)

Net income	$714	$701

Basic income per common share	$0.05	$0.05

Weighted average number of common shares	15,174	14,367

Diluted income per common share	$0.05	$0.05

Weighted average number of diluted shares	15,796	15,146

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Nine Months ended
	September 30,
(in thousands, except per share data)	2010	2009
Service revenues	$46,248	$42,542
Reimbursement revenues	9,413	9,964

Total revenues	55,661	52,506

Cost and expenses:
Cost of service revenues	29,109	26,606
Cost of reimbursement revenues	9,413	9,964
Sales and marketing expenses	6,865	5,939
General and administrative expenses	6,057	5,543
Amortization of intangible assets related to acquisitions	473	344
Mergers and acquisitions related costs	635	560
Restructuring Charges	—	466

Total cost and expenses	52,552	49,422

Income from operations	3,109	3,084

Interest income	18	37
Interest expense	(7)	(6)

Income before income tax	3,120	3,115

Income tax provision	(1,198)	(1,099)

Net income	$1,922	$2,016

Basic income per common share	$0.13	$0.14

Weighted average number of common shares	14,958	14,346

Diluted income per common share	$0.12	$0.13

Weighted average number of diluted shares	15,730	15,161

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months ended
	September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$1,922	$2,016
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,501	2,109
Provision for deferred income taxes	47	(820)
Bad debt (recovery) expense, net	(9)	84
Stock based compensation expense	791	599
Accretion of acquisition earn-out	245	—
Changes in operating assets and liabilities, net of acquisitions:
Decrease in accounts receivable	278	1,573
(Increase) decrease in prepaid expenses and other current assets	(625)	748
Decrease in other assets	17	119
Decrease in accounts payable	(199)	(1,204)
(Decrease) increase in accrued expenses and other current liabilities	(1,136)	133
Decrease in deferred revenue	(1,127)	(1,407)
Increase (decrease) in other liabilities	368	(80)

Net cash provided by operating activities	$3,073	$3,870

Cash flows from investing activities:
Purchases of property and equipment	$(2,296)	$(1,506)
Capitalized software development costs	(3,783)	(929)
Net cash received for sale of assets of discontinued operations	—	500
Cash paid for acquisitions, net of cash acquired	—	(3,144)

Net cash used in investing activities	$(6,079)	$(5,079)

Cash flows from financing activities:
Proceeds from sale/leaseback	$195	—
Payments under equipment lease obligations	—	(43)
Excess tax benefit related to stock options	35	—
Proceeds from exercise of stock options	21	27

Net cash provided by (used in) financing activities	$251	$(16)

Effect of exchange rate changes on cash	1	20

Net (decrease) in cash and cash equivalents	(2,754)	(1,205)
Cash and cash equivalents at beginning of period	14,570	14,265

Cash and cash equivalents at end of period	$11,816	$13,060

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7	$6
Cash paid during the period for income taxes	$1,802	$185
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Supplemental cash flow disclosure (in thousands)
Non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$125	$0

	For the Nine Months Ended
	September 30,
	2010	2009
Acquired business (in thousands)
Accounts receivable	$309	$934
Prepaid and other current assets	—	55
Property and equipment	91	—
Other assets	33	—
Customer relationships	100	—
Technology	1,000
Goodwill, including workforce	1,394	2,248
Current liabilities assumed	(459)	(93)
Common stock issued	(2,468)	—

Cash paid for acquired business, net of cash acquired	$—	$3,144
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
Statement of comprehensive income (in thousands)
Net income	$714	$701
Equity adjustment from foreign currency translation	166	60

Total comprehensive income	$880	$761

	For the Nine Months Ended
	September 30,
	2010	2009
Statement of comprehensive income (in thousands)
Net income	$1,922	$2,016
Equity adjustment from foreign currency translation	(37)	(8)

Total comprehensive income	$1,885	$2,008
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
Acquisitions.
     On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”) for total consideration of $2,468,000. The opening balance sheet of TranSenda has been recorded on a preliminary basis as of September 30, 2010. The Consolidated Statement of Income for the nine months ended September 30, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.
Functional Currency.
     The functional currency for our French and Netherlands operations is the Euro based on the Company’s initial and periodic evaluations of economic factors as set forth in FASB ASC 830, Foreign Currency Matters.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 2 – Stockholders’ Equity Rollforward
     The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2009 through September 30, 2010:

						Other
			Additional	Common Stock	Accumulated	Comprehensive
	Common Stock		Paid-in	Consideration for	(Deficit) Retained	Gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Earn-out	Earnings	(Loss)	Equity
Balance at December 31, 2008	14,341	$4	$42,270	$—	$1,080	$58	$43,412
Stock options exercised	38	—	31		—	—	31
Restricted shares issued	15	—	(31)		—	—	(31)
Stock consideration for acquisitions	—	—	—	1,309	—	—	1,309
Stock based compensation	—	—	790		—	—	790
Tax benefit on exercise of stock options	—	—	44		—	—	44
Equity adjustment for foreign currency translation	—	—	—		—	21	21
Net income	—	—	—		2,959	—	2,959

Balance at December 31, 2009	14,394	$4	$43,104	$1,309	$4,039	$79	$48,535
Stock options exercised	213	—	21	—	—	—	21
Stock consideration for acquisitions	578	—	2,468	—	—	—	2,468
Stock based compensation	—	—	791	—	—	—	791
Tax benefit on exercise of stock options	—	—	35	—	—	—	35
Equity adjustment from foreign currency translation	—	—	—	—	—	(37)	(37)
Net income	—	—	—	—	1,922	—	1,922

Balance at September 30, 2010	15,185	$4	$46,419	$1,309	$5,961	$42	$53,735

Note 3 – Earnings Per Share
     Basic income per common share for the three and nine months ended September 30, 2010 and 2009 was calculated based upon net income divided by the weighted average number of shares of the Company’s common stock outstanding during the relevant period. Diluted income per share for the three and nine months ended September 30, 2010 and 2009 was calculated based upon net income divided by the weighted average number of shares of the Company’s common stock outstanding during the relevant period, adjusted for dilutive securities using the treasury method.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income – basic and diluted	$714	$701	$1,922	$2,016

Denominator – basic:
Weighted average number of common shares	15,174	14,367	14,958	14,346

Basic income per common share	$0.05	$0.05	$0.13	$0.14

Denominator – diluted:
Weighted average number of common shares	15,174	14,367	14,958	14,346
Common share equivalents of outstanding stock options	394	383	453	420
Common share equivalents of unrecognized compensation expense	228	396	319	395

Weighted average number of dilutive common equity shares	15,796	15,146	15,730	15,161

Diluted income per common share	$0.05	$0.05	$0.12	$0.13

     Options to purchase 576,000 and 624,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the nine months ended September 30, 2010 and September 30, 2009, respectively, as they were all antidilutive. Options to purchase 779,000 and 643,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2010 and September 30, 2009, respectively, as they were all antidilutive.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4 – Commitments and Contingencies
     On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with both its Chief Financial Officer and the President of the eClinical services division. The Chief Financial Officer’s agreement expires February 5, 2011 and is renewable on an annual basis. The President of the eClinical services division’s agreement expires September 30, 2011 and is renewable on an annual basis. The aggregate amount due from January 1, 2010 through the expiration under these agreements was $1.3 million.
     On May 5, 2010, the Company entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, the Company has the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition, the Company pays a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million. As of September 30, 2010, the Company had no borrowings under this line of credit and was compliant with the covenants.
Note 5 – Accounts Receivable and Allowance for Doubtful Accounts
     The Company maintains allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of its customers’ ability to make payments, additional allowances may be required. The Company does not have any off-balance-sheet credit exposure related to its customers, and the trade accounts receivable do not bear interest.

(in thousands)	September 30, 2010	December 31, 2009
Billed trade accounts receivable	$10,640	$10,164
Unbilled trade accounts receivable	362	747
Other	13	55

Total Receivables	$11,015	$10,966

Allowance Rollforward (in thousands):
Balance at January 1, 2010	$9
Additions	0
Write offs (Recoveries)	(9)

Balance at September 30, 2010	$0

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6 – Income Taxes
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
     As of December 31, 2009, the Company had $1.1 million in accumulated tax losses in the United States, which included allowable deductions related to exercised employee stock options, generating federal and state net operating loss (NOL) credit carryforwards. Under limitations imposed by Internal Revenue Code Section 382, certain potential changes in ownership of the Company, which may be outside the Company’s knowledge or control, may restrict future utilization of these carryforwards. Due to such ownership changes that have occurred in prior years, the Company estimated that this $1.1 million federal net operating loss will likely expire unused, in the years 2010 through 2022, due to the Internal Revenue Code Section 382 limitations.
     The Company has foreign NOL carryforwards from its French subsidiary of $415,000 as of September 30, 2010 and $575,000 as of December 31, 2009. GAAP requires that the Company establish a valuation allowance for any portion of its deferred tax assets for which management believes that it is more likely than not the Company will be unable to utilize the asset to offset future taxes. The Company will continue to evaluate the potential use of its deferred tax assets and the need for a valuation allowance by considering future taxable income and on-going prudent and feasible tax planning strategies. Subsequent revisions to the estimated realizable value of the deferred tax assets could cause the provision for income taxes to vary significantly from period to period, although the cash tax payments would remain unaffected until the NOL credit carryforward is fully utilized or has expired. At September 30, 2010, the Company does not have a valuation allowance recorded for this foreign NOL.
     Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     The tax benefit of the stock option deductions have been recorded to additional paid-in capital in the amount of $35,000 and $0 for the nine months ended September 30, 2010 and 2009, respectively.
     The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.
     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.0 million of undistributed earnings from its non-U.S. operations as of September 30, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States.
     There were no material unrecognized tax benefits as of September 30, 2010 and December 31,

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Note 7 – Acquisitions
2010 Acquisition
     On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”). Headquartered in Bellevue, WA, TranSenda is a provider of clinical trial management software (CTMS) solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions creates efficiencies for trial operations through interoperability with Microsoft Office tools. With this acquisition, BioClinica enhanced its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between the Company and TranSenda (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company purchased and acquired from TranSenda all rights, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
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
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the nine months ended September 30, 2010 and 2009 as if the TranSenda acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the TranSenda acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended
	September 30,
(in thousands except per share data)	2010	2009
Total revenue	$55,892	$53,129
Income from operations	2,436	829
Net Income	1,505	557
Basic earnings per share	$0.10	$0.04
Diluted earnings per share	$0.10	$0.04
     In connection with the acquisition of TranSenda, the Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”) and FASB ASC 350, Intangibles - Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included TranSenda as part of its clinical trials services reportable segment.
     In accordance with FASB ASC 805, Business Combinations, the Company expensed all costs related to the acquisitions. The total costs incurred to date related to the acquisition were $119,000 and $635,000 and included in mergers and acquisition related costs on the consolidated statement of income for the three and nine months ended September 30, 2010.
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
     The Consolidated Statement of Income for the nine months ended September 30, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period. TranSenda’s results of operations are included in the Consolidated Statement of Income beginning April 1, 2010.
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
     On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”). The fair value of the cash earn-out of $2.7 million has been recorded as a liability and the fair value of the 350,000 shares of $1.3 million has been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of September 30, 2010. The Company used cash from operations to fund the cash purchase price for Tourtellotte.
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the nine months ended September 30, 2009 as if the Tourtellotte acquisition had occurred as of the beginning of the period presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Tourtellotte acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Nine Months
Ended
September 30,
(in thousands except per share data)	2009
Total revenue	$55,581
Income from operations	3,320
Net income	2,168
Basic earnings per share	$0.15
Diluted earnings per share:	$0.14
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
     The cash contingent consideration expected to be paid within one year from September 30, 2010 of $1,257,000 was classified as a short-term liability and the remaining cash contingent consideration of $1,829,000 was classified as a long-term liability on the financial statements. The contingent consideration expected to be paid in stock of $1,309,000 is recorded in the equity section of the financial statements. The difference between the fair value of the cash contingent consideration at the date of acquisition and the expected payment will be recorded as an expense in the financial statements at the end of each reporting period.
     In accordance with FASB ASC 820, the Company determined that the non-financial assets and liabilities summarized above are derived from Level 3 inputs determined by management based on various market and income analyses and recent asset appraisals. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.
     The following table represents changes in assets and liabilities measured at fair value using Level 3 inputs:

	Fair value at		Fair value at
	September 15, 2009	Earn out accretion	September 30, 2010
Cash contingent consideration	$2,747,000	$339,000	$3,086,000
     The results of operations of CardioNow and Tourtellotte are included in our financial statements from the respective acquisition dates.
Mergers and acquisition related costs
     In accordance with FASB ASC 805, the Company expensed all costs related to the acquisitions. Included in mergers and acquisition related costs is the accretion expense for the cash contingent

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
consideration related to the Tourtellotte acquisition. For the three and nine months ended September 30, 2010, the Company recorded mergers and acquisition related costs of $119,000 and $635,000, respectively. For the three and nine months ended September 30, 2009, the Company recorded mergers and acquisition related costs of $560,000 in each period.
Note 8 – Intangible Assets
     At September 30, 2010 the composition of intangible assets were as follows:

	September 30,	Estimated
(in thousands)	2010	Useful Life
Amortized intangible assets:
Technology	$1,843	5 years
Trademarks	48	5 years
Customer backlog	2,112	3 to 7 years
Non-competition agreement	349	2 to 3 years

	4,352
Accumulated amortization	(1,756)

	$2,596

Unamortized intangible assets:
Goodwill	$34,327

     Estimated future amortization of the intangible assets is as follows:

Year Ending
(in thousands)	December 31,
Remainder of 2010	$165
2011	623
2012	534
2013	337
2014	309
2015 and beyond	628

$2,596

     The following table details the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2009	$32,933
Acquisition of business	1,394

Balance at September 30, 2010	$34,327

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9 – Capital lease obligations
     Capital lease obligations consist of equipment lease obligations at September 30, 2010. In September 2010, the Company entered into a $194,000 sale-leaseback transaction whereby the Company sold and leased back computer equipment. The resulting lease is being accounted for as a capital lease. The lease term is 5 years with an interest rate of 3.50%.

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
     Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of September 30, 2010, which includes our medical image management and eClinical services, was $106.3 million compared to $96.5 million at September 30, 2009. Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions and reductions in scope of existing projects, all of which impacted our backlog at September 30, 2010.
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

Acquisitions
     On March 25, 2010, we acquired substantially all of the assets of privately held TranSenda International, LLC, or TranSenda. Headquartered in Bellevue, WA, TranSenda is a provider of clinical trial management software (CTMS) solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions create efficiencies for trial operations through interoperability with Microsoft Office tools. The CTMS solutions enable our clients to have their applications work together instead of being locked into a single suite vendor and serves as the foundation for operational data interchange among different software applications. This facilitates easier access to data with a consistent user interface and reduces training costs. With this acquisition, we enhanced our ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between BioClinica and TranSenda, or the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, we purchased and acquired from TranSenda all right, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
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

Results of Operations
     Three Months Ended September 30, 2010 and 2009

	Three		Three
	Months		Months
	ended	% of	ended	% of
	September	Total	September	Total		%
(in thousands)	30, 2010	Revenue	30, 2009	Revenue	$ Change	Change

Service revenues	$15,814	87.1%	$14,146	77.0%	$1,668	11.8%

Reimbursement revenues	2,352	12.9%	4,227	23.0%	(1,875)	(44.4)%

Total revenues	18,166	100.0%	18,373	100.0%	(207)	(1.1)%

Cost and expenses:

Cost of service revenues	10,212	56.2%	8,937	48.6%	1,275	14.3%

Cost of reimbursement revenues	2,352	12.9%	4,227	23.0%	(1,875)	(44.4)%

Sales and marketing expenses	2,090	11.5%	1,617	8.8%	473	29.3%

General and administrative expenses	2,069	11.4%	1,759	9.6%	310	17.6%

Amortization of intangible assets related to acquisitions	194	1.1%	113	0.6%	81	71.7%

Mergers and acquisitions related costs	119	0.7%	560	3.0%	(441)	(78.8)%

Total cost and expenses	17,036	93.8%	17,213	93.6%	(177)	(1.0)%

Income from operations	1,130	6.2%	1,160	6.4%	(30)	(2.6)%

Interest income	10	0.1%	5	0.0%	5	100.0%

Interest expense	—	0.0%	(1)	0.0%	1	(100.0)%

Income before income tax	1,140	6.3%	1,164	6.4%	(24)	(2.1)%

Income tax provision	(426)	-2.3%	(463)	(2.5)%	37	(8.0)%

Net income	$714	4.0%	$701	3.9%	$13	1.9%

     Service revenues were $15.8 million for the three months ended September 30, 2010 and $14.1 million for the same period in 2009, an increase of $1.7 million, or 11.8%. The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year. Pfizer, Inc., encompassing 20 projects, represented 19.7% of our service revenue for the three months ended September 30, 2010. One client, Hoffmann-La Roche Limited, encompassing 6 distinct projects, accounted for more than 10.0% of service revenues for the three months ended September 30, 2009.

     Reimbursement revenues and cost of reimbursement revenues were $2.4 million for the three months ended September 30, 2010 and $4.2 million for the same period in 2009, a decrease of $1.9 million, or 44.4%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
     Cost of service revenues were $10.2 million for the three months ended September 30, 2010 and $8.9 million for the same period in 2009, an increase of $1.3 million, or 14.3%. Cost of service revenues for the three months ended September 30, 2010 and 2009 were comprised of professional salaries and benefits and allocated overhead. The increase is due to additional personnel from the Tourtellotte and TranSenda acquisitions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will remain relatively flat for the remainder of 2010.
     Sales and marketing expenses were $2.1 million for the three months ended September 30, 2010 and $1.6 million for the same period in 2009, an increase of $473,000, or 29.3%. Sales and marketing expenses for the three months ended September 30, 2010 and 2009 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to additional personnel to increase our marketing and sales presence in the United States and Europe. We expect that our sales and marketing expenses will remain relatively flat for the remainder of 2010.
     General and administrative expenses were $2.1 million for the three months ended September 30, 2010 and $1.8 million for the same period in 2009, an increase of $300,000, or 17.6% General and administrative expenses for the three months ended September 30, 2010 and three months ended September 30, 2009 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. We expect that our general and administrative expenses will remain relatively flat for the remainder of 2010.
     Amortization of intangible assets related to acquisitions was $194,000 for the three months ended September 30, 2010 and $113,000 for the same period in 2009, an increase of $81,000, or 71.7%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys. The increase is primarily due to the acquisition of Tourtellotte and TranSenda. We expect that the amortization of intangible assets related to acquisitions will remain relatively flat for the remainder of 2010.
     Merger and acquisition related costs of $119,000 for the three months ended September 30, 2010 include expenses of $62,000 consisting of costs resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs. Also included in this cost is $57,000 of earn-out accretion for the three months ended September 30, 2010 from the Tourtellotte acquisition due to the difference in the fair value from the purchase price recorded at the date of acquisition to September 30, 2010.
     Net interest income was $10,000 for the three months ended September 30, 2010 and $4,000 for the three months ended September 30, 2009, an increase of $6,000, or 150%. Net interest expense and income is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The increase is due to higher interest rates earned on deposits.
          Our income tax provision was $426,000 for the three months ended September 30, 2010 and $463,000 for the same period in 2009, a decrease of $37,000, or 8%. Our effective tax rate for the three months ended September 30, 2010 was approximately 37.4% and 39.8% for the three months ended September 30, 2009. The change in the effective tax rate is due to the mix of pre-tax income in the U.S. than in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

          Nine Months Ended September 30, 2010 and 2009

			Nine
	Nine Months		Months
	Ended		Ended	% of
	September 30,	% of	September 30,	Total
(in thousands)	2010	Total Revenue	2009	Revenue	$ Change	% Change

Service revenues	$46,248	83.1%	$42,542	81.0%	$3,706	8.7%
Reimbursement revenues	9,413	16.9%	9,964	19.0%	(551)	(5.5)%

Total revenues	55,661	100.0%	52,506	100.0%	3,155	6.0%

Cost and expenses:
Cost of service revenues	29,109	52.3%	26,606	50.7%	2,503	9.4%
Cost of reimbursement revenues	9,413	16.9%	9,964	19.0%	(551)	(5.5)%
Sales and marketing expenses	6,865	12.3%	5,939	11.3%	926	15.6%
General and administrative expenses	6,057	10.9%	5,543	10.6%	514	9.3%
Amortization of intangible assets related to acquisitions	473	0.8%	344	0.7%	129	37.5%
Mergers and acquisitions related costs	635	1.1%	560	1.1%	75	13.4%
Restructuring costs	—	0.0%	466	0.9%	(466)	(100.0)%

Total cost and expenses	52,552	94.3%	49,422	94.3%	3,130	6.3%

Income from operations	3,109	5.7%	3,084	5.7%	25	0.8%

Interest income	18	0.0%	37	0.1%	(19)	(51.4)%
Interest expense	(7)	0.0%	(6)	0.0%	(1)	16.7%

Income before income tax	3,120	5.7%	3,115	5.8%	5	0.2%

Income tax provision	(1,198)	(2.2)%	(1,099)	2.1%	(99)	9.0%

Net income	1,922	3.5%	2,016	3.7%	(94)	(4.7)%

          The Consolidated Statement of Income for the nine months ended September 30, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period
          Service revenues were $46.2 million for the nine months ended September 30, 2010 and $42.5 million for the same period in 2009, an increase of $3.7 million, or 8.7%. The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year. Pfizer, Inc., encompassing 21 projects, represented 19.7% of our service revenue for the nine months ended September 30, 2010. No one client accounted for more than 10.0% of service revenues for the nine months ended September 30, 2009.
          Reimbursement revenues and cost of reimbursement revenues were $9.4 million for the nine months ended September 30, 2010 and $10.0 million for the same period in 2009, a decrease of $600,000 or 5.5%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues was $29.1 million for the nine months ended September 30, 2010 and $26.6 million for the same period in 2009, an increase of $2.5 million, or 9.4%. Cost of service revenues for the nine months ended September 30, 2010 and 2009 were comprised of professional salaries and benefits and allocated overhead. The increase is due to additional personnel from the Tourtellotte and TranSenda acquisitions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will remain relatively flat for the remainder of 2010.
          Sales and marketing expenses were $6.9 million for the nine months ended September 30, 2010 and $5.9 million for the same period in 2009, an increase of $926,000, or 15.6%. Sales and marketing expenses for the nine months ended September 30, 2010 and 2009 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to additional personnel to increase our marketing and sales presence in the United States and Europe. We expect that our sales and marketing expenses will remain relatively flat for the remainder of 2010.
          General and administrative expenses were $6.1 million for the nine months ended September 30, 2010 and $5.5 million for the same period in 2009, an increase of $514,000, or 9.3%. General and administrative expenses for the nine months ended September 30, 2010 and nine months ended September 30, 2009 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to increased professional fees. We expect that our general and administrative expenses will remain relatively flat for the remainder of 2010.
          Amortization of intangible assets related to acquisitions were $473,000 for the nine months ended September 30, 2010 and $344,000 for the nine months ended September 30, 2009, an increase of $129,000, or 37.5%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys. The increase is primarily due to the acquisition of Tourtellotte and TranSenda. We expect that the amortization of intangible assets related to acquisitions will remain relatively flat for the remainder of 2010.
          Mergers and acquisition related costs were $635,000 for the nine months ended September 30, 2010, consisting of $390,000 of costs resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs. Also included in this cost is $245,000 of earn-out accretion for the nine months ended September 30, 2010 from the Tourtellotte acquisition due to the difference in the fair value from the purchase price recorded at the date of acquisition to September 30, 2010.
          Restructuring costs were $0 for the nine months ended September 30, 2010 and $466,000 for the nine months ended September 30, 2009. In the second quarter of 2009, in order to streamline the operations and reduce costs, management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs. We have paid the $466,000 in the third and fourth quarters of 2009 and nothing is left to be paid from the restructuring at December 31, 2009. We do not expect any additional costs from the 2009 restructuring plan.
          Net interest income was $11,000 for the nine months ended September 30, 2010 and $31,000 for the nine months ended September 30, 2009, a decrease of $20,000, or 65%. Net interest income is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease is due to lower average daily cash balances and lower interest rates earned on deposits.
          Our income tax provision was $1.2 million for the nine months ended September 30, 2010 and $1.1 million for the nine months ended September 30, 2009, an increase of $100,000 or 9.0%. Our effective tax rate for the nine months ended September 30, 2010 was approximately 38.4% and 35.3% for the nine months ended September 30, 2009. The change in the effective tax rate is due to the mix of pre-tax income in the U.S. than in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.
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
Statement of Cash Flow for the nine months ended September 30, 2010 compared to September 30, 2009

	Nine Months	Nine Months
	Ended	Ended
(in thousands)	September 30, 2010	September 30, 2009
Net cash provided by operating activities	$3,073	$3,870
Net cash used in investing activities	$(6,079)	$(5,079)
Net cash provided by (used in) financing activities	$251	$(16)
          At September 30, 2010, we had cash and cash equivalents of $11.8 million. Working capital, defined as current assets minus current liabilities, at September 30, 2010 was $7.4 million.
          Net cash provided by operating activities for the nine months ended September 30, 2010 was $3.1 million as compared to $3.9 million for the nine months ended September 30, 2009. This decrease from the prior year is primarily due to the decrease in accrued expenses.
          Net cash used in investing activities for the nine months ended September 30, 2010 was $6.1 million as compared to net cash used in investing activities of $5.1 million for the nine months ended September 30, 2009. This increase is primarily due to an increase in capitalized software costs as we continue to invest in the development of our products and services. We currently anticipate that capital expenditures for the remainder of the fiscal year ending December 31, 2010 will be approximately $1.5 million, funded by cash from operations. These expenditures primarily represent capitalization of software costs.
          Net cash provided by financing activities for the nine months ended September 30, 2010 was $251,000 as compared to net cash used in financing activities of $16,000 for the nine months ended September 30, 2009. Net cash provided by financing activities represents cash proceeds from lease obligations, exercise of stock options and the related excess tax benefit for the nine months ended September 30, 2010.

          The following table lists our cash contractual obligations as of September 30, 2010:

	Payments Due By Period
(in thousands)		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years
Facility rent operating leases	$21,173,000	$2,598,000	$5,743,000	$5,055,000	$7,777,000
Capital lease	194,000	36,000	78,000	80,000
Employment agreements	874,000	720,000	154,000	—	—
Earn-outs for Tourtellotte acquisition	3,257,000	1,257,000	2,000,000	—	—

Total contractual cash obligations	$25,498,000	$4,611,000	$7,975,000	$5,135000	$7,777,000

          On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million. As of September 30, 2010, we had no borrowings under this line of credit, and we were compliant with the covenants.
          Capital lease obligations consist of equipment lease obligations at September 30, 2010. In September 2010, the Company entered into a $194,000 sale-leaseback transaction whereby the Company sold and leased back computer equipment. The resulting lease is being accounted for as a capital lease. There was a gain of $9,000 recorded on the sale. The lease term is 5 years with an interest rate of 3.50%.
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
Changes to Critical Accounting Policies and Estimates
          Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. As of September 30, 2010, there have been no changes to such critical accounting policies and estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk
          We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
          Foreign Currency Risk
          Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change to our net asset position of $250,000 at September 30, 2010 and $287,000 at September 30, 2009. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
          Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at September 30, 2010 and September 30, 2009. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

          We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. As of September 30, 2010, there are no outstanding derivative positions.

Item 4T. Controls and Procedures.
          Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of September 30, 2010, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at September 30, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
          Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
The recent economic downturn may adversely impact our ability to grow our business.

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
     One client, Pfizer, Inc., encompassing 21 projects, represented 19.7% of our service revenue for the nine months ended September 30, 2010. No one client, accounted for more than 10.0% of service revenues for the nine months ended September 30, 2009. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $106.3 at September 30, 2010 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
          During the first nine months of 2010, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
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
     As of September 30, 2010, we had the following capital structure (in thousands):

Common stock outstanding	15,185

Common stock issuable upon:
Exercise of options which are outstanding	1,797
Exercise of options which have not been granted	1,110
Restricted stock units outstanding	373

Total common stock outstanding assuming exercise or conversion of all of the above	18,465
     As of September 30, 2010, we had outstanding options to purchase 1.8 million shares of common stock at exercise prices ranging from $0.72 to $8.06 per share (exercisable at a weighted average of $4.64 per share), of which 1.2 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of September 30, 2010, we had 15.2 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable. As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 24% of the outstanding shares of common stock and stock options that could have been converted to common stock at September 30, 2010, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2010 and September 30, 2010, our common stock has traded at a low of $3.13 per share and a high of $5.93 per share.
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
          We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted to common stock and 36,000 shares designated as Series A Junior Participating Preferred Stock under our stockholder rights plan as previously disclosed. The remaining 1,714,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner. In July 2009, our board of directors also adopted a stockholder rights plan, similar to plans adopted by many other publicly traded companies. The stockholder rights plan is intended to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors.
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

BIOCLINICA, INC.
DATE: November 8, 2010	By:	/s/ Mark L. Weinstein
Mark L. Weinstein,
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 8, 2010	By:	/s/ Ted I. Kaminer
Ted I. Kaminer,
Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)