Form 10-K
period 2010-12-31
BIOCLINICA INC
filed 2011-02-28
CIK 822418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes: ☑            No: ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *
Yes: ☐            No: ☐
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
Yes: ☐            No: ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $50.1 million on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the close price on that date.
     Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of January 31, 2011:

Class	Number of Shares

Common Stock, $.00025 par value	15,649,164
     The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I
Item 1. Business.
Overview
     BioClinica®, Inc., referred to herein as “BioClinica”, “we”, “us” and “our”, provides integrated clinical research technology solutions to pharmaceutical, biotechnology, and medical device companies, and other organizations such as contract research organizations, or CROs, engaged in global clinical studies. Our products and services include: medical image management, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, clinical trial management systems, and electronic image transport and archive solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
     Our solutions support clinical stage research and development, or R&D, functions for our clients, and specifically, the collection, cleaning, and reporting of data related to their clinical trials. For large pharmaceutical and biotechnology companies, outsourcing these services to BioClinica is a cost effective alternative to the fixed cost model associated with internal drug development. Moreover, these large companies can benefit from BioClinica’s technical resource pool, broad therapeutic expertise, and global infrastructure to support simultaneous multi-country clinical trials. For smaller companies, BioClinica provides the focused expertise and the manpower that they simply may not have in-house to pursue the resource-intensive clinical stages of drug development.
     Our vision is to build critical mass in the complementary disciplines of clinical research related to data collection and processing — especially those which can benefit from our information technology products and support services — and to integrate them in ways that yield efficiency and value for our clients. Our goal is to provide demonstrable benefits to sponsor clients through this strategy, that is, more reliable, faster and less expensive drug development. We believe that the outsourcing of these services should continue to increase in the future because of increased pressure on clients, including factors such as: the need to more tightly manage costs, capacity limitations, reductions in marketing exclusivity periods, the desire to reduce development time, increased globalization of clinical trials, productivity challenges, imminent patent expirations, and more stringent regulation. We believe these trends will continue to create opportunities for companies like BioClinica that are focused on improving the efficiency of drug and medical device development.
Our Business
     We view our operations and manage our business as one operating segment. Our extensive customer base includes all of the top 20 global pharmaceutical companies measured by revenue and many small and middle-market life sciences companies, as well as CROs.
     BioClinica’s clinical trial solutions enhance pharmaceutical and biotech companies’ ability to collect, clean (i.e., verify and ensure accuracy), process, and store the vast quantities of data generated in clinical trials. Through the use of our proprietary software and associated services, our customers see the results of their clinical trials sooner and more accurately than through alternate methods. We believe our forecasting, simulation, and reporting tools improve our clients’ ability to manage their clinical trials and significantly reduce cost and risk inherent in clinical development. Our Medical Imaging Solutions support the collection and processing of clinical data, but specifically those related to medical images. The large size of digital image files requires rigorous processes to manage this data. We have developed proprietary expert software applications and services to make image collection both accurate and efficient. BioClinica’s Medical Imaging Solutions also assist clients with the design and management of the medical imaging component of clinical trials and with the analysis and regulatory submission. Our systems enable us to contract with the foremost independent radiologists and other medical specialists who are involved in clinical trials to review medical image data in an entirely digital format and make highly precise measurements and biostatistical inferences to evaluate the efficacy and safety of pharmaceuticals, biologics, or medical devices. The resulting data enables our clients and regulatory reviewers, primarily the U.S. Food and Drug Administration, or the FDA, and comparable European agencies, to evaluate product efficacy and safety.
     Acquisitions have been, and may continue to be, an important component of BioClinica’s growth strategy.
     On March 25, 2010, we acquired substantially all of the assets of privately held TranSenda International, LLC, or TranSenda. TranSenda was a provider of clinical trial management software, or CTMS, solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions creates efficiencies for trial operations through interoperability with Microsoft Office tools. With this acquisition, we enhanced our ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.
     On September 16, 2009, BioClinica acquired Tourtellotte Solutions, Inc., a private Massachusetts software firm. Tourtellotte Solutions’ supply chain simulation software added a new enterprise-class offering to our product line, and we believe that their interactive voice, or IVR, interactive web, or IWR, technology developments will greatly advance BioClinica’s capabilities in this area.
     On August 27, 2009, we acquired the CardioNow unit of Agfa HealthCare. With this addition, BioClinica now offers electronic transport solutions to facilitate the blinding, sharing, tracking, and archiving of medical images for multi-center clinical trials as part of its suite of imaging services. Imaging tracking information can also be integrated with other clinical trial data to further simplify and enhance the clinical trial process for life science companies.
     On January 6, 2009, we sold our CapMed division to MBI Benefits, Inc., an indirectly owned subsidiary of Metavante Technologies, Inc. This division included the Personal Health Record, or PHR, software and the patent-pending Personal HealthKey™ technology. The sale of CapMed enables us to focus on our core clinical trials solutions business.
     We were incorporated in Delaware in 1987 under the name Wise Ventures, Inc. Our name was changed to Bio-Imaging Technologies, Inc. in 1991 and was changed to BioClinica, Inc. in 2009. We changed the company name to BioClinica, Inc. in 2009 to better reflect our expanded products and services. The address of our principal executive offices is 826 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and our telephone number is 267-757-3000. Our Internet website is www.bioclinica.com. We make available on our Internet website all of our public filings with the Securities and Exchange Commission, or SEC. However, nothing on our Internet website is intended to be incorporated by reference into this Form 10-K or any other filing made by us with the SEC. The public may read or copy any filings that BioClinica, Inc. files with the SEC at the SEC Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The SEC maintains an internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The website is http://www.sec.gov. The public can also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
Medical Imaging Solutions
     BioClinica provides a broad array of medical imaging management solutions to support clinical development. Medical image data are received by us from clinical trial sites located throughout the world. We have developed systems and procedures for data tracking and quality control that we believe to be of significant value to our clients. Our facilities in the U.S. and Europe contain specialized hardware and software for the digitization of films and translation of digital data, enabling data to be standardized, regardless of its source. We believe our ability to handle most commercially available image file formats is a valuable technical asset and an important competitive advantage in gaining new business from large, global, multi-center clinical trials.
     We have also developed image analysis software to measure key indicators of drug efficacy in different organs and disease states. The results from image analysis derived in our facilities can be transmitted electronically to our clients for regulatory submission. In addition, clients can use our image analysis software to determine patient eligibility for their clinical trials. Our information management services focus on providing specialized solutions for improving the quality, speed, and flexibility of image data management for clinical trials. We believe that utilizing our BioReadTM system offers numerous advantages over conventional film-based medical image reading scenarios, including increased reading speed, greater standardization of image reading, and reduced error in the capture of reader interpretations.
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
     BioClinica assists clients in the design and management of the medical imaging component of clinical trials for all modalities, which includes computerized tomography, or CT, magnetic resonance imaging, or MRI, radiography, dual energy x-ray absorptiometry, or DXA/DEXA, positron emission tomography, or PET, single photon emission computerized tomography, or SPECT, quantitative coronary angiography, or QCA, cardiac MRI and CT, intravascular ultrasound, or IVUS, peripheral quantitative angiography, or QVA, central nervous system, or CNS, MRI, and ultrasound. We offer our clients therapeutic expertise in areas including oncology, musculoskeletal conditions, and cardiology, plus central nervous system, neurovascular, and metabolic diseases
     BioClinica WebSend and BioClinica WebView provide our clients with a streamlined electronic transport solution to facilitate the blinding, sharing, tracking, and archiving of medical images for multi-center clinical trials as part of our suite of imaging services. Most clinical studies use courier services to transport large medical image files — a process that can be slow, cumbersome, and prone to error. BioClinica WebSend provides investigator sites with a simple tool to complete transmittal forms with full validation of protocol-specific requirements and send large image studies directly to BioClinica in minutes via an Internet connection. BioClinica WebView extends WebSend functionality to facilitate electronic sharing, tracking, analysis, and archiving of medical images for single or multi-center clinical trials with imaging endpoints.
     Clients are increasingly using imaging criteria for inclusion/exclusion criteria. This use requires extremely rapid turn-around reads. We believe that the combination of WebSend and BioRead offers the optimal tool for this work because it allows us, at our client’s discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert’s remote location , with the utmost possible speed in transport. Imaging information can also be integrated with BioClinica Express electronic data capture, or EDC, to further simplify and enhance the clinical trial process and improve the visibility of clinical data for life science companies.
Electronic Data Capture
     BioClinica ExpressTM EDC is an EDC technology platform that automates expensive, time-consuming, paper-based clinical trial processes and scales securely, reliably, and cost-effectively for global clinical trials involving large numbers of clinical sites and patients. The Express system integrates EDC functionality with clinical data management system features into a single solution that replaces traditional paper-based methods. Using our proprietary software, clients collect, clean, and manage their clinical data completely in electronic format. This technology-enabled process improves data quality and allows our sponsors to see the results of their clinical trials faster than conventional paper-based methods. Electronic versions of case report forms, or eCRFs, are made available to each research site participating in the clinical trial via the Internet. The Express system also allows the import and integration of clinical data from other sources during the course of the trial to help to reduce the imprecision and inefficiencies of waiting until the end of the trial to get a full and accurate analysis of the efficacy and safety of the investigational compound.
IVR/IWR Interactive Response Solutions
     BioClinica Trident IWRTM is a next-generation interactive voice response IVR/IWR system that was released in 2010. It is parameter-driven, built specifically for the web, and is able to support rapid, flexible customization that supplies greater control over cost and data than legacy clinical IVR systems. Process knowledge and expertise in IVR/IWR, simulation and forecasting, and clinical supplies combined with other innovations, has led to the development of Trident IWR.
Trident IWR’s unique interface provides clinical operations personnel with an intuitive way to directly set up, monitor, and maintain randomization and supplies for their clinical trials, in a fraction of the time previously required. Trident IWR delivers rapid study setup with no programming, while supporting multiple concurrent studies. Trident IWR eliminates the need to design and create a new database for each new trial, and it provides custom data reporting and metrics. Trident IWR also offers an innovative integration with BioClinica Optimizer that unifies planning and execution systematically, extending clients’ precision and control over these complex processes.

Clinical Supply Forecasting and Optimization
     BioClinica OptimizerTM clinical supply forecasting and optimization is a product that allows biopharmaceutical companies to simulate, forecast, and optimize their clinical supply chain. Optimizer allows clients to design unlimited supply chain scenarios and vary relevant study parameters — from a global level down to a site level. Simulated results can be analyzed and modified to create the ideal clinical supply chain. Simulation is a process that replicates a real-world system or environment in order to predict actual behavior. Simulating study scenarios can help identify and mitigate supply crisis, study delays, and unnecessary overages. Optimizer helps define the minimum thresholds for site stock and local country depots using specific shipping lead times. Finding the maximum unpredictable demand over time allows users to change their minimum stock levels as the study progresses, e.g. dropping off as enrollment or other unpredictable events become complete. BioClinica offers Optimizer both through software licensing and as an outsourced service to make these benefits accessible to organizations of any size.
Clinical Trial Management Systems, or CTMS
     BioClinica CTMS is an application that helps sponsors and CROs better manage business and operational processes for clinical trials by capturing and manipulating the trial data electronically. BioClinica CTMS includes: applications to manage data related to clinical sites, personnel, subjects, and clinical supplies; scheduling, tracking, and monitoring performance; site payments; study document management; vendors; and more.
     BioClinica Office-Smart Clinical Trial Manager, or Office-Smart CTMS, leverages Microsoft® SharePoint and BioClinica technologies to provide superior team collaboration, connectivity, and efficiency in a multi-site environment; it is the only CTMS capable of fully utilizing the Microsoft Office environment. BioClinica CTMS interfaces with a variety of systems, such as EDC and IVR/IWR systems, to fully integrate all clinical operational data. The CTMS product line also includes the BioClinica Clinical Payment Manager. Most financial systems do not have the functions or the flexibility needed to efficiently track payments specific to clinical trials; and manual payment calculation can involve extensive sorting through trial activity and contracts—a process that takes time, limits visibility and is often prone to error. This results in one of the leading complaints of investigators—a lack of timely and accurate payments. Offered as both a stand-alone system or fully integrated with BioClinica CTMS, Clinical Payment Manager also works with Microsoft Office software to further maximize efficiency.
Data Management
     BioClinica Express clinical data management services support the accurate collection, verification, and analysis of clinical data. The data management team designs eCRFs and data management plans to ensure that data are collected in compliance with both the study protocol and applicable regulatory requirements. Prior to data lock, BioClinica personnel screen the data to detect errors, omissions, and other deficiencies in completed eCRFs. Data management personnel review, code, reconcile serious adverse events, and assist with the resolution of any data-related problems. Clients can utilize these services to augment their organization for an entire trial or to manage unexpected resource situations. Other clients choose to completely outsource the data management function in lieu of direct staff.

Additional Services
     Our products are supported by comprehensive consulting, training services, and application hosting and support capabilities to support clinical trials on a global scale. In addition to our U.S. headquarters, we have offices with service personnel in the Netherlands, France and India.
Application Hosting Services. Other than our internal medical imaging systems, our software products are available to customers through software licensing arrangements and as hosted application solutions with technical and training support services.
Consulting Services. We provide technical consulting in the evaluation of the sites that may participate in clinical trials. We also provide consulting services to our clients regarding regulatory issues involved in the design, execution, analysis, and submission of medical image data in clinical trials. BioClinica provides expertise through our deep roster of collaborative consultants, which includes board-certified radiologists, oncologists, rheumatologists, cardiologists, and other therapeutic specialists to ensure the highest quality independent review, as well as clinical trial design and deployment expertise.
Customer Support. Our multi-lingual customer and site technical support is available 24 hours per day, seven days per week, via our call center. Customer support also includes training and software maintenance. Support services are bundled within our software licenses and outsourced service offerings.
Intellectual Property
     Proprietary intellectual property protection for our computer-imaging programs processes and expertise is important to our business. We have developed certain technically-derived procedures and computer software applications that are intended to increase the effectiveness and quality of our services. We rely upon patents, trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We have claimed trademark protection for BioClinica. We hold patents for the two DEXA phantoms, titled “Spine and Variable Composition Phantoms”, which we sell to trial sites. We cannot assure you that we can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information. In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others may not develop independently the same, similar or superior techniques. Although our intellectual property rights are important to the results of our operations, we believe that other factors, such as our independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to our clients.
Government Regulation
     It is our view that demand for our software products, services and hosted solutions is largely a function of the regulatory requirements associated with the investigation and approval of drugs, biologics and medical devices, as well as the monitoring of and reporting on the safety of these products. The clinical testing of drugs, biologics and medical devices is subject to regulation by the FDA and other governmental authorities worldwide. The use of software and services during the clinical trial process must adhere to the regulations known as Good Clinical Practices and other various codified FDA regulations, and should adhere to regulatory guidance such as the Consolidated Guidance for Industry from the International Conference on Harmonization regarding Good Clinical Practice for Europe, Japan and the United States and other guidance documents. Our products, services and hosted solutions are developed using our domain expertise and are designed to allow compliance with applicable rules and regulations and conformance with applicable guidance. The foregoing regulations and regulatory guidance are subject to change at any time. Changes in regulations and regulatory guidance to either more or less stringent conditions could adversely affect our business and the software products, services and hosted solutions we make available to our customers. Further, a material violation by us or our customers of Good Clinical Practices could result in a warning letter from the FDA, the suspension or termination of clinical trials, investigator disqualification, debarment, the rejection or withdrawal of a product marketing application, criminal prosecution or civil penalties, any of which could have a material adverse effect on our business, results of operations or financial condition.
     In addition to the aforementioned regulations and regulatory guidance, the FDA has developed regulations and regulatory guidance concerning electronic records and electronic signatures. The regulations, codified as 21 CFR Part 11, are interpreted for clinical trials in a guidance document titled “Computerized Systems Used in Clinical Trials”. This regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security and dependability. Other guidance documents have been issued that also help in the interpretation of 21 CFR Part 11. We cannot assure you that the design of our software solutions, will continue to allow customers to maintain conformance with these guidelines as they develop. Any changes in applicable regulations that are inconsistent with the design of any of our software solutions or which reduce the overall level of record-keeping or other controls or performances of clinical trials, may have a material adverse effect on our business and operations. If we fail to offer solutions that allow our customers to comply with applicable regulations, it could result in the suspension or termination of on-going clinical trials, the disqualification of data for submission to regulatory authorities, or the withdrawal of approved marketing applications.
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
Competition
     The market for medical image management, electronic data collection, data management and other clinical trial services is highly competitive and rapidly evolving. Our clinical research technology solutions compete against specialty CROs, and to a lesser extent, universities and teaching hospitals. Certain of our technology solutions compete with internally developed solutions, general CROs, and independent providers of such services. Certain of these competitors are owned by or are divisions of larger organizations, some of which have substantially greater resources than we do. As competition increases, we will look to provide value-added services and undertake marketing and sales programs to differentiate our services based on our expertise and experience in specific therapeutic and diagnostic areas, our technical expertise, our regulatory and clinical development experience, our quality performance and our international capabilities. Our competitive position also depends upon our ability to attract and retain qualified personnel and develop and preserve proprietary technology, processes and know-how. Competition in our industry has resulted in additional pressure being placed on price, service and quality. Although we believe that we are well positioned against our competitors due to our experience in clinical trials and regulatory compliance along with our international presence, we cannot assure you that our competitors or clients will not provide or develop services similar or superior to those provided by us. This competition could have a material adverse impact on us.
Marketing and Sales
     We provide and market our services on an international basis primarily to pharmaceutical, biotechnology and medical device companies. We sell our products through a direct sales force and through relationships with CROs. Our direct sales force is operated out of three U.S. field offices and two European field offices, as well as our operational facilities in Pennsylvania and Leiden, The Netherlands. In addition, follow-on sales are accomplished by the efforts of sales professionals, project managers and other consulting services professionals.
     Our selling efforts are primarily focused on North America and Western Europe. Our marketing activities include exhibiting at major trade shows, advertising in trade journals and the sponsoring of industry associations.
Significant Clients
     Contracts with one client, Pfizer, Inc., which encompassed 22 projects, represented 20% of our service revenues for the years ended December 31, 2010. No one client represented more than 10% of our service revenues for the year ended December 31, 2009, or December 31, 2008. Contracts are terminable by our clients at any time and for any reason. The loss of a significant client, or a reduction in services provided to a significant client, would have a material adverse effect on our business, financial condition and results of operations.
Business Segments and Geographic Information
     We view our operations and manage our business as one operating segment, clinical trials services.
     Our corporate headquarters and operational facilities are in Pennsylvania, in the United States. We also have a European facility in Leiden, the Netherlands. We manage our services for European-based clinical trials from the Leiden facility. Our European facility has similar processing and analysis capabilities as our United

States headquarters. We also have a facility in Lyon, France that provides product development and research activities. We have an office in Bhubaneshwar, India to provide information technology support services.
Employees
     As of December 31, 2010, we had 475 employees, four of whom were executive officers.
     Of our employees, as of December 31, 2010, 30 were engaged in sales and marketing, 395 were engaged in client-related projects, and 46 were engaged in administration and management. A significant number of our management and professional employees have prior industry experience. We believe that we have been successful in attracting skilled and experienced personnel; however, it remains a competitive market for recruiting such personnel. As of February 28, 2011, we have employment agreements with three of our executive officers. See “Item 11. Executive Compensation”. We consider relations with our employees to be good.

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
     The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business.
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
     Contracts with one client, Pfizer, Inc., which encompassed 22 projects, represented 20% of our service revenues for the year ended December 31, 2010. No one client represented more than 10% of our service revenues for the years ended December 31, 2009, or December 31, 2008. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $110.7 million at December 31, 2010 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
     On March 25, 2010, we acquired substantially all of the assets of privately held TranSenda International, LLC, headquartered in Bellevue, WA. In the third quarter of 2009, we acquired the CardioNow unit from AGFA Healthcare and substantially all of the assets of Tourtellotte Solutions, Inc. and may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business, or otherwise serve our strategic goals. Either as a result of the recent acquisitions or future acquisitions undertaken, the process of integrating the acquired business, technology or product may result in operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any such acquisition. Such acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, all of which could adversely affect our results of operations and financial condition.

Loss of key personnel, or failure to attract and retain additional personnel, may cause the success and growth of our business to suffer.
     Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer, David A. Pitler, Executive Vice President, President of Bioimaging Solutions, and Peter Benton, Executive Vice President, President of eClinical Solutions. Although we have employment agreements with Mr. Weinstein, Mr. Kaminer and Mr. Benton, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.
Our revenues, earnings and operating costs are exposed to exchange rate fluctuations.
     During fiscal 2010, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.
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
We may be unable to adequately protect, and we may incur significant costs in defending, our intellectual property and other proprietary rights or in defending claims that we are infringing upon the intellectual property rights of others.
     Our success depends on our ability to protect our intellectual property and other proprietary rights. We rely upon a combination of trademark, trade secret, copyright, patent and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours or use trademarks similar to ours, each of which could materially harm our business. Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, the laws of other countries in which we market our software products, services and hosted solutions may afford little or no effective protection of our intellectual property. If we are involved in legal proceedings to enforce our intellectual property rights, to determine the validity and scope of the intellectual property or other proprietary rights of others or to defend against claims of infringement by third parties, the proceedings could be burdensome and expensive, even if we were to prevail. Any potential infringement actions brought against us could require us to stop using the product or service which incorporates such third party intellectual property, obtain a license to use such third party intellectual property (which could be costly or unavailable) or redesign our products or services that incorporate such third party intellectual property (which could be time consuming and costly and affect the market acceptance of such product or service). The failure to adequately protect our intellectual property and other proprietary rights or acknowledge third party intellectual property rights may have a material adverse effect on our business, results of operations or financial condition.
Risks Related to Our Industry
Our failure to compete effectively in our industry could cause our revenues to decline.
     Significant factors in determining whether we will be able to compete successfully include:
•	consultative and clinical trials design capabilities;

•	reputation for on-time quality performance;

•	expertise and experience in specific therapeutic areas;

•	the scope of service offerings;

•	strength in various geographic markets;

•	the price of services;

•	ability to acquire, process, analyze and report data in a time-saving and accurate manner;

•	ability to manage large-scale clinical trials both domestically and internationally;

•	our size;

•	the service and product offerings of our competitors; and

•	our ability to upgrade our products, services and hosted solutions so such offerings are not deemed obsolete in comparison to the service and product offerings of our competitors.
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
We may not be able to effectively manage our international operations.
     We maintain facilities in France, the Netherlands and India, and we may continue to expand our international operations in the future. There are significant risks associated with the establishment of foreign operations, including, but not limited to: geopolitical risks, foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates, compliance with local laws and regulations, the protection of our intellectual property and that of our customers, the ability to integrate our corporate culture with local customs and cultures, and the ability to effectively and efficiently supply our international facilities with the required equipment and materials. If we are unable to effectively manage these risks, these locations may not produce the revenues, earnings, or strategic benefits that we anticipate which could have a material adverse affect on our business.
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
     The recent economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon the research and development expenditures by pharmaceutical, biotechnology and medical device companies. Some companies in these industries have found it difficult to raise capital in the equity and debt markets or through traditional credit markets to fund research and development. In addition, increased regulatory scrutiny from the FDA may have increased the costs of research and development for these companies. These companies have responded to the recent economic downturn and regulatory environment by postponing, attenuating or cancelling clinical trials projects, or portions thereof, which may reduce the need for our services. As a result, our revenues may be similarly decreased. Furthermore, while our revenues may decrease, our costs may remain relatively fixed, resulting in decreased earnings.
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
In the course of conducting our business, we possess or could be deemed to possess personal medical information in connection with the conduct of clinical trials. If we fail to keep this information properly protected we could be subject to significant liability.
     Our software solutions are used to collect, manage and report information in connection with the conduct of clinical trial and safety evaluation and monitoring activities. This information is or could be considered to be personal medical information of the clinical trial participants or patients. Regulation of the use and disclosure of personal medical information is complex and growing. Increased focus on individuals’ rights to confidentiality of their personal information, including personal medical information, could lead to an increase of existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability, whether or not that law affords a private right of action. Since we receive and process personal information of clinical trial participants and patients from customers utilizing our hosted solutions, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability.
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
In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if these internal controls are not effective, our business and financial results may suffer.
     Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could also be a material adverse effect on our stock price.

Risks Related to Our Common Stock
Your percentage ownership and voting power and the price of our common stock may decrease as a result of events that increase the number of our outstanding shares.
     As of December 31, 2010, we had the following capital structure (in thousands):

Common stock outstanding	15,632

Common stock issuable upon:
Exercise of options which are outstanding	1,717
Exercise of options which have not been granted	1,150
Restricted stock units outstanding	340

Total common stock outstanding assuming exercise or conversion of all of the above	18,839
     As of December 31, 2010, we had outstanding options to purchase 1.7 million shares of common stock at exercise prices ranging from $0.72 to $8.06 per share (exercisable at a weighted average of $4.83 per share), of which 1.2 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of December 31, 2010, we had 15.6 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable. As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 23% of the outstanding shares of common stock and stock options that could have been converted to common stock at December 31, 2010, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2010 and December 31, 2010, our common stock has traded at a low of $3.13 per share and a high of $5.93 per share. Between January 1, 2011 and February 18, 2011, our common stock has traded at a low of $4.20 per share and a high of $4.95 per share.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
          We lease 58,700 square feet of office space located in Newtown, Pennsylvania. This lease expires November 2018 and provides for a fixed base rent of $95,350 per month with an annual inflation increase. We lease 9,300 square feet of additional office space located in Newtown, Pennsylvania for $8,500 per month in base rent, which expires May 2014. We also lease 36,143 square feet of office space in Audubon, Pennsylvania for $59,444 per month in base rent, which expires January 2019. In addition, we lease 23,750 square feet of office space in Leiden, the Netherlands and another 6,265 square feet in Lyon, France. These leases are denominated in the Euro and expire in April 2013 and May 2017, respectively. The base rent for the Netherlands is $46,200 per month and the base rent for Lyon is $12,900, based upon the conversion rate as of December 31, 2010, with an annual inflation increase. We periodically review our office space requirements and may increase the amount of office space we lease as needed.
Item 3. Legal Proceedings.
          In the normal course of business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.
Item 4. REMOVED AND RESERVED

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
          The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for each full quarterly period within the two most recent fiscal years. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	Common
Ended	Stock
	High	Low
March 31, 2009	3.71	2.63
June 30, 2009	4.24	3.02
September 30, 2009	4.07	3.20
December 31, 2009	4.75	3.25

March 31, 2010	5.93	4.08
June 30, 2010	5.46	3.95
September 30, 2010	4.46	3.13
December 31, 2010	4.77	3.50
          As of January 31, 2011, the number of holders of record of our common stock was 74 and the approximate number of beneficial holders, investors who hold our shares through brokers, of our common stock was 1,700.
          On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc., or Tourtellotte. Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, we agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets. At the acquisition date, the stock was recorded at an average price of $3.67 per share. In December, 2010, the first milestone was achieved and we issued 350,000 shares of our common stock to the seller of Tourtellotte along with $1.2 million in cash.
          On March 25, 2010, the Company acquired substantially all of the assets of TranSenda International, LLC, or TranSenda. TranSenda provided clinical trial management software, or CTMS, solutions. We issued 577,960 shares of our common stock, valued at a volume weighted average price per share equal to $4.325560, as the purchase price consideration.

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
          The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of	Weighted	Number of Securities
	Securities to be	Average Exercise	Available for Future
	Issued Upon	Price of	Issuance
	Exercise of	Outstanding	Under Equity Compensation
Plan Category	Outstanding Options	Options	Plans
Equity compensation plans that have been approved by security holders	1,717,189	$4.83	1,149,787
Equity compensation plans not approved by security holders	—	—	—

Total	1,717,189	$4.83	1,149,787

          The following table provides information relating to our repurchase of common stock for the fourth quarter of 2010:

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
	Shares Purchased	per Share	Announced Program	Program (1)
December 17, 2010	3,400	$4.62	3,400	$1,984,177

(1)	On December 17, 2010, our Board of Directors authorized $2 million in funds for use in our common stock repurchase program over the following 18 months. Repurchase under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18. The timing of the repurchases and the exact number of shares of common stock to be purchased will be determined by the discretion of our management, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time.

STOCK PRICE PERFORMANCE GRAPH
          Our common stock is listed for trading on the NASDAQ Global Market under the symbol “BIOC”. The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the common stock for the period from December 31, 2005 through December 31, 2010, with the cumulative total return of the NASDAQ U.S. Stock Index and the NASDAQ Health Services Index over the same period. The comparison assumes $100 was invested on December 31, 2005 in our common stock, in the NASDAQ U.S. Stock Index and in the NASDAQ Health Services Index and assumes reinvestment of dividends, if any.

	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010
BioClinica, Inc.	100.00	249.54	250.15	113.31	130.96	138.08
NASDAQ U.S. Stock Index	100.00	109.88	119.16	57.47	82.54	97.98
Nasdaq Health Services Index	100.00	99.86	130.52	95.32	126.02	151.92
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
For the years ended,
(in thousands, except per share data and number of employees)

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2008	2007	2006
CONTINUING OPERATIONS
Service revenue	$62,714	$57,393	$56,181	$37,543	$31,853
Total revenue	75,188	72,723	69,116	47,254	40,257
Income from continuing operations before interest and taxes	4,318	4,688	8,480	4,848	2,670
Income from continuing operations, net of taxes	2,753	2,959	5,791	3,343	1,968
Basic earnings per share:
Income from continuing operations	0.18	0.21	0.42	0.29	0.18
Diluted earnings per share:
Income from continuing operations	0.17	0.20	0.40	0.26	0.16
Weighted average shares used to calculate earnings per share:
Basic	15,035	14,354	13,752	11,616	11,219
Diluted	15,874	15,100	14,469	12,745	12,364

FINANCIAL POSITION
Cash, cash equivalents	$10,443	$14,570	$14,265	$17,915	$16,166
Working capital	8,606	7,302	7,918	9,721	10,219
Total assets	80,029	75,337	69,208	43,057	34,108
Other liabilities	2,766	2,162	641	597	305
Stockholders’ equity	54,879	48,535	43,412	23,529	18,842

OTHER DATA
Purchases of property and equipment and capitalized software development costs	$7,193	$4,258	$2916	$3,928	$2,232
Depreciation and amortization	3,452	2,713	2,266	2,335	2,035
Number of employees	475	479	474	337	283

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          BioClinica provides integrated clinical research technology solutions to pharmaceutical, biotechnology, medical device companies and other organizations such as CROs, engaged in global clinical studies. Our products and services include: medical image management, electronic image transport and archive solutions, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, and clinical trial management software solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
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
          Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of December 31, 2010 was $110.7 million, compared to $98.7 million at December 31, 2009 and $92.7 million at December 31, 2008. Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions, and reductions in scope of existing projects, all of which impacted our backlog at December 31, 2010.
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

Acquisitions and Dispositions
          On March 25, 2010, we acquired substantially all of the assets of privately held TranSenda International, LLC, or TranSenda. Headquartered in Bellevue, WA, TranSenda was a provider of CTMS solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions create efficiencies for trial operations through interoperability with Microsoft Office tools. The CTMS solutions enable our clients to have their applications work together instead of being locked into a single suite vendor and serves as the foundation for operational data interchange among different software applications. This facilitates easier access to data with a consistent user interface and reduces training costs. With this acquisition, we enhanced our ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between BioClinica and TranSenda, or the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, we purchased and acquired from TranSenda all right, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
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
          On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc., or Tourtellotte. Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, we agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets, hereinafter referred to as the “earn-out”. In December 2010, pursuant to obtaining certain milestones, we paid to the sellers of Tourtellotte, $1.2 million in cash and 350,000 shares of our common stock. At December 31, 2010, the fair value of the remaining cash earn-out of $1.9 million has been recorded as a liability. We used cash from operations to fund the cash purchase price for Tourtellotte.
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

          On January 6, 2009, pursuant to the asset purchase agreement by and among BioClinica and MBI Benefits, Inc., or MBI, an indirectly owned subsidiary of Metavante Technologies, Inc., or Metavante, dated as of January 6, 2009, we sold our CapMed Division, including the division’s PHR software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the agreement, Metavante paid us an upfront payment of $500,000 in cash and we were entitled to earn-out payments based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. We were entitled to receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract MBI enters into with certain “prospects” during the first six months of 2009. Additionally, we were entitled to receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract MBI enters into with certain “prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010. At December 31, 2010, we did not receive any earn-out payments from Metavante and due to the expiration of the earn-out period we do not expect to receive any earn-out payments in the future.
Forward Looking Statements
          Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “expects”, “may”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding: our projected financial results; the demand for our services and technologies; growing recognition for the use of independent medical image review services; trends toward the outsourcing of imaging services in clinical trials; realized return from our marketing efforts; increased use of digital medical images in clinical trials; integration of our acquired companies and businesses; expansion into new business segments; the success of any potential acquisitions and the integration of current acquisitions; and the level of our backlog are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of projects, estimates made by management with respect to our critical accounting policies, regulatory delays, clinical study results which lead to reductions or cancellations of projects and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed in this Form 10-K and expressed from time to time in our filings with the SEC could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
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
          We enter into service contracts that contain fixed or determinable fees. The fees in the contracts are based on the scope of work we are contracted to perform; there are unitized fees per service and fixed fees with a total estimated for the contract based upon the estimated unitized service expected to be performed, as well as the service to be delivered under the fixed fee component of the contract. The units are estimated based on the information provided by the customer, and we bill the customer for actual units completed in accordance with the terms of the contract. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date.
          We, at the request of our clients, directly contract with and pay independent radiologists, referred to as Readers, who review the client’s imaging data as part of the clinical trial. The costs of the Readers and other out-of-pocket expenses are reimbursed to us and recognized gross as reimbursement revenues.
          We also enter into software license contracts that permit the customer to use our software products at its site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. Revenue for the software maintenance is recognized over the duration of the maintenance period.
          When contracts include both professional services and software and require a significant amount of program modification or customization, installation, systems integration or related services, the professional services and license revenue is recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known.
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

          We use a discounted cash flow model to estimate the current fair value of the reporting unit when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth rate, operating profit margins, discount rate, tax rates, capital spending, and working capital changes. We consider market participant assumptions in estimating fair value of the reporting unit. Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process. Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates. At December 31, 2010, we conducted the required annual test of impairment. In 2010, the estimated fair values of the clinical trial services reporting unit was in excess of its carrying values, resulting in no impairment.
          Capitalized Software Development. We capitalize development costs for an internal use software project once the preliminary project stage is completed, we have committed to fund the project and it is probable that the project will be completed and the software will be used to perform the function intended. We cease capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by us with respect to certain external factors including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies.
          Software development costs related to products that will be sold, leased or marketed to be operated by customers on their equipment and premises are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Recoverable costs incurred subsequent to technological feasibility of new products and enhancements to existing products as well as costs associated with purchased software and software obtained through business acquisitions are capitalized and amortized over the estimated useful lives of the related products, generally five to ten years (average life is five years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization.
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
Foreign Currency Risks
          Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated. A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $200,000 and $215,000 to our net asset position, at December 31, 2010 and December 31, 2009, respectively. In addition, certain of our contracts are denominated in foreign currency. We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.
          Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses. We were in a net asset position at December 31, 2010 and December 31, 2009. An increase in the exchange rate would result in less net assets when converted to U.S. dollars. Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.
          We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates. As of December 31, 2010 and 2009, there are no outstanding derivative positions.

Results of Operations
          Year Ended December 31, 2010 Compared with Year Ended December 31, 2009.

		% of		% of
		Total		Total	$	%
(in thousands)	2010	Revenue	2009	Revenue	Change	Change
Service revenues	$62,714	83.4%	$57,393	78.9%	$5,321	9.3%
Reimbursement revenues	12,474	16.6%	15,330	21.1%	(2,856)	(18.6%)

Total revenues	75,188	100.0%	72,723	100.0%	2,465	3.4%

Cost and expenses:
Cost of service revenues	39,559	52.6%	35,630	49.0%	3,929	11.0%
Cost of reimbursement revenues	12,474	16.6%	15,330	21.1%	(2,856)	(18.6%)
Sales and marketing expenses	9,004	12.0%	8,052	11.1%	952	11.8%
General and administrative expenses	8,446	11.2%	7,414	10.2%	1,032	13.9%
Amortization of intangible assets related to acquisitions	638	0.8%	489	0.7%	149	30.5%
Restructuring charges	—	0.0%	466	0.6%	(466)	(100%)
Merger and acquisition related costs	749	1.0%	654	0.9%	95	14.5%

Total cost and expenses	70,870	94.3%	68,035	93.6%	2,835	4.2%

Income from operations	4,318	5.7%	4,688	6.4%	(370)	(7.9%)

Interest income	23	0.0%	41	0.1%	(18)	(43.9%)
Interest expense	(12)	0.0%	(13)	0.0%	1	(7.7%)

Income before income tax	4,329	5.8%	4,716	6.5%	(387)	(8.2%)

Income tax provision	(1,576)	(2.1%)	(1,757)	(2.4%)	181	(10.3%)

Net Income	$2,753	3.7%	$2,959	4.1%	$(206)	(7.0%)

          The Consolidated Statement of Income for the twelve months ended December 31, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.
          The results of operations of CardioNow and Tourtellotte are included in the Consolidated Statements of Income for the period ended December 31, 2009 from the respective acquisition dates.
          Service revenues were $62.7 million for fiscal 2010 and $57.4 million for fiscal 2009, an increase of $5.3 million, or 9.3%. The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year. Pfizer, Inc., encompassing 22 projects, represented 20% of our service revenue for fiscal 2010. No one client accounted for more than 10% of service revenues for fiscal 2009.

          Reimbursement revenues and cost of reimbursement revenues was $12.5 million for fiscal 2010 and $15.3 million for fiscal 2009, a decrease of $2.8 million, or 18.6%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues was $39.6 million for fiscal 2010 and $35.6 million for fiscal 2009, an increase of $3.9 million, or 11.0%. Cost of service revenues for fiscal 2010 and fiscal 2009 were comprised of professional salaries and benefits and allocated overhead. The increase is due to additional personnel from the Tourtellotte and TranSenda acquisitions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase in fiscal 2011 to service our newly released products.
          Sales and marketing expenses were $9.0 million for fiscal 2010 and $8.1 million for fiscal 2009, an increase of $952,000 or 11.8%. Sales and marketing expenses for fiscal 2010 and fiscal 2009 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The increase is primarily due to additional personnel to increase our marketing and sales presence in the United States and Europe. We expect that our sales and marketing expenses will increase in fiscal 2011.
          General and administrative expenses were $8.4 million for fiscal 2010 and $7.4 million for fiscal 2009, an increase of $1.0 million or 13.9%. General and administrative expenses for fiscal 2010 and fiscal 2009 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to the inclusion of costs from the acquisition of TranSenda and increased professional fees. We expect that our general and administrative expenses will increase in fiscal 2011.
          Amortization of intangible assets related to acquisitions was $638,000 for fiscal 2010 and $489,000 for fiscal 2009, an increase of $149,000, or 30.5%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys. The increase is primarily due to the acquisition of Tourtellotte and TranSenda. We expect that the amortization of intangible assets related to acquisitions will remain relatively flat in fiscal 2011.
          Restructuring costs were $0 for fiscal 2010 and $466,000 for fiscal 2009. In the second quarter of fiscal 2009, in order to streamline the operations and reduce costs, management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs. We have paid the $466,000 in the third and fourth quarters of fiscal 2009 and nothing is left to be paid from the restructuring at December 31, 2010. We do not expect any additional costs from the fiscal 2009 restructuring plan.

          Merger and acquisition related costs were $749,000 for fiscal 2010 and $654,000 for fiscal 2009, an increase of $95,000, or 14.5%. Fiscal 2010 includes expenses of $447,000 resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs. Also included in this cost is $302,000 of accretion related to the change in fiscal 2010 in the fair value of the earn-out payments associated with the Tourtellotte acquisition. Fiscal 2009 includes expenses of $560,000 consisting of costs resulting directly from merger and acquisition activities for the Tourtellotte and CardioNow acquisitions such as legal, accounting and investment banking fees and other due diligence and integration costs. Also included in this cost is $94,000 of accretion related to the change in the fair value of earn-out payments associated with the Tourtellotte acquisition from the purchase price recorded at the date of acquisition to December 31, 2009.
          Net interest income was $11,000 for fiscal 2010 and $28,000 for fiscal 2009, a decrease of $17,000, or 60.7%. Net interest income is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease is due to lower average daily cash balances and lower interest rates earned on deposits.
          Our income tax provision was $1.6 million for fiscal 2010 and $1.8 million for fiscal 2009. Our effective tax rate from continuing operations was 36% for fiscal 2010 and 37% for fiscal 2009. The lower effective tax rate in fiscal 2010 was due to the application of the R&D tax credit.

Results of Operations
          Year Ended December 31, 2009 Compared with Year Ended December 31, 2008.

		% of		% of
		Total		Total	$	%
(in thousands)	2009	Revenue	2008	Revenue	Change	Change
Service revenues	$57,393	78.9%	$56,181	81.3%	$1,212	2.2%
Reimbursement revenues	15,330	21.1%	12,935	18.7%	2,395	18.5%

Total revenues	72,723	100.0%	69,116	100.0%	3,607	5.2%

Cost and expenses:
Cost of service revenues	35,630	49.0%	32,446	46.9%	3,184	9.8%
Cost of reimbursement revenues	15,330	21.1%	12,935	18.7%	2,395	18.5%
Sales and marketing expenses	8,052	11.1%	7,860	11.4%	192	2.4%
General and administrative expenses	7,414	10.2%	7,015	10.1%	399	5.7%
Amortization of intangible assets related to acquisitions	489	0.7%	380	0.6%	109	28.7%

Restructuring charges	466	0.6%	—	0.0%	466	—
Merger and acquisition related costs	654	0.9%	—	0.0%	654	—

Total cost and expenses	68,035	96.6%	60,636	87.7%	7,399	12.2%

Income from continuing operations before interest and taxes	4,688	6.4%	8,480	12.3%	(3,792)	(44.7%)

Interest income	41	0.1%	429	0.6%	(388)	(90.4)%
Interest expense	(13)	0.0%	(7)	0.0%	(6)	85.7%
Income tax provision	(1,757)	(2.4%)	(3,111)	(4.5)%	1,354	(43.5)%

Income from continuing operations, net of taxes	$2,959	4.1%	$5,791	8.4%	(2,832)	(48.9)%

Loss from discontinued operations, net of taxes	—	0.0%	(3,001)	(4.3)%	3,001	(100%)

Net income	$2,959	4.1%	$2,790	4.1%	$169	19.6%

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
     Cost of service revenues was $35.6 million for fiscal 2009 and $32.4 million for fiscal 2008, an increase of $3.2 million, or 9.8%. The increase in cost of service revenues is primarily due to a full year of PDS costs in 2009 versus nine months of PDS costs in fiscal 2008 and the addition of personnel from the Tourtellotte acquisition in the third quarter of fiscal 2009. The cost of service revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.
     Sales and marketing expenses were $8.1 million for fiscal 2009 and $7.9 million for fiscal 2008, an increase of $192,000 or 2.4%. The increase is primarily due to a full year of sales personnel from the PDS acquisition offset by less marketing costs and tradeshow attendance.
     General and administrative expenses were $7.4 million for fiscal 2009 and $7.0 million for fiscal 2008, an increase of $400,000, or 5.7%. General and administrative expenses in fiscal 2009 and 2008 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. This increase is primarily due to a full year of finance and administrative personnel from the PDS acquisition offset by less professional and consulting service fees. In the second quarter of fiscal 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction.
     Amortization of intangible assets related to acquisitions were $489,000 for fiscal 2009 and $380,000 for fiscal 2008, an increase of $109,000, or 28.7%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte and Theralys. The increase is primarily due to the addition of Tourtellotte.

     In the second quarter of fiscal 2009, in order to streamline the operations and reduce costs, management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs. We have paid the $466,000 in the third and fourth quarters of fiscal 2009 and nothing is left to be paid from the restructuring at December 31, 2009.
     Merger and acquisition related costs of $654,000 for fiscal 2009 include expenses of $560,000 consisting of costs resulting directly from merger and acquisition activities for the Tourtellotte and CardioNow acquisitions such as legal, accounting and investment banking fees and other due diligence and integration costs. Also included in this cost is $94,000 of accretion related to the change in the fair value of earn-out payments associated with the Tourtellotte acquisition from the purchase price recorded at the date of acquisition to December 31, 2009. On January 1, 2009, we adopted FASB ASC 805 which requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.
     Net interest income was $28,000 for fiscal 2009 and $422,000 for fiscal 2008, a decrease of $394,000, or 93.4%. Net interest income and expense for fiscal 2009 and 2008 is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations. The decrease was due to a decline in market interest rates for short-term cash investments.
     Our income tax provision was $1.8 million for fiscal 2009 and $3.1 million for fiscal 2008. Our effective tax rate from continuing operations was 37% for fiscal 2009 and 35% for fiscal 2008. The lower effective tax rate in fiscal 2008 was due to the mix of pre-tax income in the U.S. and in the Netherlands, which has a lower corporate income tax rate than the U.S., and the changes affecting state tax rates.

Liquidity and Capital Resources
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures.
Statement of Cash Flow for the year ended December 31, 2010 compared to December 31, 2009

(in thousands)	2010	2009	2008

Net cash provided by activities from continuing operations	$3,992	$7,552	$9,768
Net cash used in investing activities from continuing operations	$(8,450)	$(7,713)	$(10,844)
Net cash provided by (used in) financing activities from continuing operations	$348	$(43)	$523
          At December 31, 2010, we had cash and cash equivalents of $10.4 million. Working capital, defined as current assets minus current liabilities, at December 31, 2010 was $8.6 million as compared to working capital at December 31, 2009 of $7.3 million.
          Net cash provided by continuing operating activities was $4.0 million for fiscal 2010 compared to net cash provided by operating activities of $7.6 million for fiscal 2009. The primary drivers of the change in cash provided by continuing operations is the increase in accounts receivable and decrease in accounts payable.
          Net cash used in investing activities was $8.5 million for fiscal 2010 and $7.7 million for fiscal 2009. This increase was primarily due to increased capitalized software development costs in fiscal 2010. Net cash used in investing activities consists primarily of our investment in capitalized software development costs and property and equipment from continuing operations of $7.2 million and cash paid for the acquisition earn-out of Tourtellotte of $1.3 million. We currently anticipate that capital expenditures for fiscal 2011 will be approximately $6.0 million. These expenditures primarily represent additional upgrades in our networking, data storage and data center infrastructure as well as capitalization of software costs.
          Net cash provided by financing activities was $348,000 for fiscal 2010 compared to net cash used in financing activities of $43,000 for fiscal 2009. Net cash provided by (used in) financing activities is primarily attributable to a sale/leaseback transaction of $195,000 and tax benefit related to stock options of $46,000.
          The following table lists our cash contractual obligations as of December 31, 2010:

	Payments Due By Period
(in thousands)		Less than 1
Contractual obligations	Total	year	1-3 years	3-5 years	More than 5 years
Facility rent operating leases	20,538	2,613	5,736	5,017	7,172
Employment agreements	919	835	84	—	—
Earn-outs for Tourtellotte acquisition	2,000	2,000	—	—	—
Capital lease	878	168	353	357	—
Total contractual cash obligations	$24,335	$5,616	$6,173	$5,374	$7,172

          On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million. As of December 31, 2010, we had no borrowings under this line of credit, and we were compliant with the covenants.
          Capital lease obligations consist of one equipment lease obligation at December 31, 2010. In December 2010, we entered into a capital lease with a bank totaling $892,000, which included a $194,000 sale-leaseback transaction that we entered into with the same bank in September 2010 and $698,000 of equipment lease obligation, the lease term is 5 years with an interest rate of 3.87%.
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

Recently Issued Accounting Statements
          In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Management believes the adoption of this new guidance will not have a material impact on our financial statements.
          In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures required. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with earlier adoption permitted. As the adoption of ASU 2010-29 only requires enhanced disclosures, this standard will have no impact on our financial statements.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk
          We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
          Foreign Currency Risk
          In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands and France subsidiaries. During the 12 months ended December 31, 2010 and 2009, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. As of December 31, 2010, there were no outstanding derivative positions.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
And Shareholders of
BioClinica, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of BioClinica, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.
/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 28, 2011

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
(in thousands)
Current assets:
Cash and cash equivalents	$10,443	$14,570
Accounts receivable, net of allowance for doubtful accounts of $15 and $9, respectively	11,866	10,966
Prepaid expenses and other current assets	2,501	1,869
Deferred income taxes	3,625	3,370

Total current assets	28,435	30,775
Property and equipment, net	14,029	9,040
Intangibles, net	2,430	1,969
Goodwill	34,302	32,933
Deferred income taxes	128	—
Other assets	705	620

Total Assets	$80,029	$75,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,983	$3,899
Accrued expenses and other current liabilities	4,283	4,134
Deferred revenue	13,395	14,256
Current maturities of capital lease obligations	168	—
Current liability for acquisition earn-out	—	1,184

Total current liabilities	19,829	23,473
Long-term capital lease obligations	710	—
Long-term liability for acquisition earn-out	1,886	1,657
Deferred income taxes	1,845	1,167
Other liability	880	505

Total liabilities	25,150	26,802

Commitments and Contingencies (see Note 9)

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at December 31, 2010 and 2009	—	—
Common stock — $.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,631,664 shares at December 31, 2010 and authorized 36,000,000 shares, issued and outstanding 14,394,374 shares at December 31, 2009	4	4
Treasury stock — at cost; shares held: 3,400 at December 31, 2010 and 0 at December 31, 2009	(16)	—
Common stock consideration for earn-out	—	1,309
Additional paid-in capital	48,074	43,104
Retained earnings	6,792	4,039
Accumulated other comprehensive income	25	79

Stockholders’ equity	54,879	48,535

Total liabilities and stockholders’ equity	$80,029	$75,337

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2010	2009	2008
(in thousands except per share data)
Service revenues	$62,714	$57,393	$56,181
Reimbursement revenues	12,474	15,330	12,935

Total revenues	75,188	72,723	69,116

Cost and expenses:
Cost of service revenues	39,559	35,630	32,446
Cost of reimbursement revenues	12,474	15,330	12,935
Sales and marketing expenses	9,004	8,052	7,860
General and administrative expenses	8,446	7,414	7,015
Amortization of intangible assets related to acquisitions	638	489	380
Restructuring charges	—	466	—
Mergers and acquisitions related costs	749	654	—

Total cost and expenses	70,870	68,035	60,636

Operating income	4,318	4,688	8,480

Interest income	23	41	429
Interest expense	(12)	(13)	(7)

Income before income taxes	4,329	4,716	8,902

Income tax provision	(1,576)	(1,757)	(3,111)

Income from continuing operations	$2,753	$2,959	$5,791

Loss from discontinued operations, net of taxes	—	—	(3,001)

Net income	$2,753	$2,959	$2,790

Basic earnings per share:
Income from continuing operations	$0.18	$0.21	$0.42

Loss from discontinued operations	—	—	$(0.22)

Net Income	$0.18	$0.21	$0.20

Diluted earnings per share:
Income from continuing operations	$0.17	$0.20	$0.40

Loss from discontinued operations	—	—	$(0.21)

Net Income	$0.17	$0.20	$0.19

Weighted average shares used to calculate earnings per share:
Basic	15,035	14,354	13,752

Diluted	15,874	15,100	14,469

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Other
			Additional		Common Stock	Accumulated	Comprehensive
	Common Stock		Paid-in	Treasury	Consideration for	(Deficit) Retained	Gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Stock	Earnout	Earnings	(Loss)	Equity

Balance at December 31, 2007	11,765	$3	$25,084	$—	$—	$(1,710)	$151	$23,528
Stock options exercised	290	—	387			—	—	387
Restricted shares issued	21	—	(86)			—	—	(86)
Stock issued for acquisitions	2,265	1	15,946			—	—	15,947
Stock based compensation	—	—	649			—	—	649
Tax benefit on exercise of stock options	—	—	290			—	—	290
Equity adjustment from foreign currency translation	—	—	—			—	(93)	(93)
Net income	—					2,790	—	2,790

Balance at December 31, 2008	14,341	$4	$42,270	$—	$—	$1,080	$58	$43,412
Stock options exercised	38	—	31			—	—	31
Restricted shares issued	15	—	(31)			—	—	(31)
Stock consideration for acquisitions	—	—	—		1,309	—	—	1,309
Stock based compensation	—	—	790			—	—	790
Tax benefit on exercise of stock options	—	—	44			—	—	44
Equity adjustment from foreign currency translation	—	—	—			—	21	21
Net income	—					2,959	—	2,959

Balance at December 31, 2009	14,394	$4	$43,104	$—	$1,309	$4,039	$79	$48,535
Stock options exercised	262	—	122			—	—	122
Restricted shares issued	48	—	(55)			—	—	(55)
Stock consideration for acquisitions	350	—	1,309		(1,309)	—	—	—
Stock issued for acquisitions	578	—	2,468			—	—	2,468
Stock based compensation	—	—	1,080			—	—	1,080
Purchase of treasury stock	—	—	—	(16)		—	—	(16)
Tax benefit on exercise of stock options	—	—	46			—	—	46
Equity adjustment from foreign currency translation	—	—	—			—	(54)	(54)
Net income	—					2,753	—	2,753

Balance at December 31, 2010	15,632	$4	$48,074	$(16)	—	$6,792	$25	$54,879
Statements of comprehensive income

	For the year ended December 31,
(in thousands)	2010	2009	2008
Net income	$2,753	$2,959	$2,790

Equity adjustment from foreign currency translation	(54)	21	(93)

Total comprehensive income	$2,699	$2,980	$2,697
The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$2,753	$2,959	$2,790
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	3,452	2,711	2,266
(Benefit) provision for deferred income taxes	295	336	(311)
Accretion of acquisition earn-out	302	94	—
Bad debt provision (recovery)	15	93	(6)
Stock based compensation expense	1,080	760	563
Loss from discontinued operations	—	—	3,001
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(605)	1,802	(1,339)
(Increase) decrease in prepaid expenses and other current assets	(667)	447	(830)
(Increase) decrease in other assets	(67)	(30)	93
(Decrease) increase in accounts payable	(1,848)	403	1,599
(Decrease) increase in accrued expenses and other current liabilities	(251)	(1,100)	353
Decrease in deferred revenue	(855)	(852)	(850)
Increase (decrease) in other liabilities	388	(71)	(3)
Increase in net assets held for sale	—	—	2,442

Cash provided by activities from continuing operations	3,992	7,552	9,768
Cash used by discontinued operations	—	—	(2,974)

Net cash provided by operating activities	3,992	7,552	6,794

Cash flows used in investing activities:
Purchases of property and equipment	(2,916)	(2,763)	(1,780)
Capitalized software development costs	(4,277)	(1,806)	(897)
Net cash paid for acquisition	—	(3,144)	(7,928)
Net cash paid for acquisition earn-out	(1,257)	—	—

Net cash used in investing activities from continuing operations	(8,450)	(7,713)	(10,605)
Purchase of plant, property and equipment for discontinued operations	—	—	(239)
Net cash received for sale of assets of discontinued operations	—	500	—

Net cash used in investing activities	(8,450)	(7,213)	(10,844)

Cash flows from financing activities:
Payments under equipment lease obligations	—	(118)	(153)
Proceeds from sale/leaseback	195	—	—
Purchase of treasury stock	(15)	—	—
Proceeds from exercise of stock options	122	31	386
Excess tax benefit related to stock options	46	44	290

Net cash provided by (used in) financing activities from continuing operations	348	(43)	523

Effect of exchange rate changes on cash	(17)	9	(123)

Net (decrease) increase in cash and cash equivalents	(4,127)	305	(3,650)
Cash and cash equivalents at beginning of period	14,570	14,265	17,915

Cash and cash equivalents at end of period	$10,443	$14,570	$14,265

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$11	$11
Cash paid during the period for income taxes	$1,775	$1,226	$1,970
The accompanying notes are an integral part of these statements.

Supplemental cash flow disclosure
Schedule of non cash investing and financing activities

	For the year ended December 31,
	2010	2009	2008
(in thousands)
Increase in property, plant and equipment acquisitions in accounts payable	$20	$334	$7
Value of contingent stock and cash to be used for earn-out provisions related to acquired business	—	$4,150	—
Equipment purchases under capital lease obligations	$892	—	—

Acquired business	For the year ended December 31,
(in thousands)	2010	2009	2008
Accounts receivable	$309	$934	$4,926
Property and equipment	91	—	721
Other assets	58	55	295
Intangible assets and goodwill	2,469	2,248	23,874
Current liabilities assumed	(459)	(93)	(1,061)
Other liabilities assumed	—	—	(4,880)
Common stock issued	(2,468)	—	(15,947)

Cash paid for acquired business, net of cash acquired of $0, $0 and $418,000, respectively	$—	$3,144	$7,928
The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)
1. Organization and Summary of Significant Accounting Policies
Description of Business
     BioClinica provides integrated clinical research technology solutions to pharmaceutical, biotechnology, medical device companies and other organizations such as contract research organizations (CROs), engaged in global clinical studies. Our products and services include: medical image management, electronic image transport and archive solutions, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, and clinical trial management software solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
     On January 6, 2009, we sold our CapMed division to MBI Benefits, Inc., an indirectly owned subsidiary of Metavante Technologies, Inc. This division included the Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology. The sale of CapMed enables us to focus on our core clinical trial solutions business.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Oxford Bio-Imaging Research, Inc., BioClinica Holding B.V. and BioClinica Private Limited. All intercompany transactions and balances have been eliminated in consolidation.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Functional Currency
     The functional currency of each of the Company’s foreign operations is the local currency of the country in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period. Increases and decreases in net assets resulting from foreign currency translation are reflected in stockholder’s equity as a component of accumulated other comprehensive income (loss).
     The equity adjustment from foreign currency translation was $54,000 and $21,000 at December 31, 2010 and 2009, respectively.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company’s revenue recognition policy for service contracts entails a number of estimates including an estimate of the total hours that are expected to be incurred on a project, which is used as the basis for determining the portion of the Company’s revenue to be recognized for each period. The revenue recognized in any period might have been materially affected if different assumptions or conditions prevailed. The timing of the Company’s recognition of revenue would be revised if there were changes in the total estimated hours (other than scope changes in a project which typically result in a revision to the contract). The Company reviews its total estimated hours monthly. Provisions for losses expected to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.
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
     The Company also enters into software license contracts that permit the customer to use software products at its site. Generally, these contracts are multiple-element arrangements since they usually provide for professional services and ongoing software maintenance. In these instances, license fees are recognized upon the signing of the contract and delivery of the software if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. Revenue for the software maintenance is recognized over the duration of the maintenance period.
     When contracts include both professional services and software and require a significant amount of program modification or customization, installation, systems integration or related services, the professional services and license revenue is recorded based upon the estimated percentage of completion, measured in the manner described above. Changes in the estimated costs or hours to complete the contract and losses, if any, are reflected in the period during which the change or loss becomes known.

BIOCLINICA, INC. AND SUBSIDIARIES
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

	December 31,
(in thousands)	2010	2009
Billed trade accounts receivable	11,085	10,164
Unbilled trade accounts receivable	782	747
Other	16	55

Total receivables	11,883	10,966

Allowance Rollforward:
Balance at December 31, 2008	$11
Additions	93
Write offs (net of recoveries)	(95)

Balance at December 31, 2009	$9
Additions	15
Write offs (net of recoveries)	(9)

Balance at December 31, 2010	$15

Property and Equipment
     Property and equipment is recorded at historical cost and depreciated over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the lesser of the related lease term or the useful lives of the related assets. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the statements of income.
     Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted cash flows of the operations related to the assets to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow model. The estimated undiscounted net cash flows require significant management judgments.
Capitalized Software Development
     The Company capitalizes development costs for an internal use software project once the preliminary project stage is completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies.
     Software development costs related to products that will be sold, leased or marketed to be operated by customers on their equipment and premises, are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Recoverable costs incurred subsequent to technological feasibility of new products and enhancements to existing products as well as costs associated with purchased software and software obtained through business acquisitions are capitalized and amortized over the estimated useful lives of the related products, generally five to ten years (average life is five years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization.
     The Company capitalized software development costs of $4,277,000, $1,806,000 and $897,000 for the years ended December 31, 2010, 2009 and 2008 respectively. Amortization expense related to capitalized computer software costs amounted to $663,000, $423,000 and $582,000 at December 31, 2010, 2009 and 2008, respectively. Capitalized software development costs are included as a component of property and equipment.
Goodwill and Other Intangible Assets
     Goodwill and indefinite-lived intangible assets are tested for impairment at December 31st of each year; however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The Company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Definite-lived intangible assets, such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from two to seven years. The Company continually evaluates the reasonableness of the useful lives of these assets.
Treasury Stock
     Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in the consolidated balance sheets.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The computation of basic earnings per common share and diluted earnings per common share is as follows:

(in thousands except per share data)	For the year ended December 31,
	2010	2009	2008
Net income — diluted and basic	2,753	2,959	$2,790

Denominator — basic:
Weighted average number of common shares	15,035	14,354	13,752

Basic income per common share	$0.18	$0.21	$0.20

Denominator — diluted:
Weighted average number of common shares	15,035	14,354	13,752
Common share equivalents of outstanding stock options	288	403	648
Common share equivalents of unrecognized compensation expense	551	343	69

Weighted average number of dilutive common equivalent shares	15,874	15,100	14,469

Diluted income per common share	$0.17	$0.20	$0.19

     We excluded options to purchase 655,000, 656,000 and 719,000 shares of our common stock for the 12 months ended December 31, 2010, 2009 and 2008, respectively, since they were out-of-the-money and antidilutive.
Recently Issued Accounting Statements
     In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how application of the relative selling price method affects

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the timing and amount of revenue recognition. Management believes the adoption of this new guidance will not have a material impact on the Company’s financial statements.
     In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures required. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with earlier adoption permitted. As the adoption of ASU 2010-29 only requires enhanced disclosures, this standard will have no impact on the Company’s financial statements.
2. Acquisitions
2010 Acquisition
     On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (“TranSenda”). Headquartered in Bellevue, WA, TranSenda was a provider of clinical trial management software (CTMS) solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions creates efficiencies for trial operations through interoperability with Microsoft Office tools. With this acquisition, BioClinica enhanced its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between the Company and TranSenda (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company purchased and acquired from TranSenda all rights, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
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
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the period ended December 31, 2010 and 2009 as if the TranSenda acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indicative of the results of operations or financial condition that would have been achieved if the TranSenda acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

	(Unaudited)
	Twelve Months Ended
(in thousands except per share data)	2010	2009

Total revenue	$75,419	$73,554

Income from operations	3,645	1,681

Net Income	2,325	1,142

Basic earnings per share	$0.15	$0.08

Diluted earnings per share	$0.15	$0.08
     In connection with the acquisition of TranSenda, the Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”) and FASB ASC 350, Intangibles - Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included TranSenda as part of its clinical trials services reportable segment.
     In accordance with FASB ASC 805, Business Combinations, the Company expensed all costs related to the acquisition. The total costs incurred to date related to the acquisition were $447,000 for the period ended December 31, 2010 and are included in mergers and acquisition related costs on the consolidated statement of income for fiscal 2010.
     The following table summarizes the amounts of identified assets acquired and liabilities assumed from TranSenda at the acquisition date fair value:

TranSenda
Accounts Receivable	$309
Property and Equipment	91
Other Assets	58
Other Liabilities	(459)
Customer Relationships	100
Technology	1,000
Goodwill, including Workforce	1,369

Total Fair Value of Purchase Price	$2,468

     Accounts receivable, other assets and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities. The goodwill is attributable to the workforce of the acquired business and synergies expected to arise after the acquisition of the business.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Consolidated Statement of Income for period ended December 31, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period. TranSenda’s results of operations are included in the Consolidated Statement of Income beginning April 1, 2010.
2009 Acquisitions:
     On August 27, 2009, BioClinica acquired the CardioNow unit of Agfa Healthcare (“CardioNow”). CardioNow has developed a web-based system for the secure transmission of medical cardiac images. The software was specifically developed for and marketed to the invasive cardiology departments of hospitals within the United States. BioClinica will integrate and enhance the current CardioNow software and service to offer our clients a streamlined electronic transport solution to facilitate the blinding, sharing, tracking and archiving of medical images for multi-center clinical trials as part of our suite of imaging services. The purchase price for CardioNow consisted of cash consideration paid to Agfa Healthcare of $1 million. The Company paid the purchase price for CardioNow with cash from operations. The financial results of CardioNow are included in the consolidated statement of income from the date of acquisition. The pro forma impact of the CardioNow acquisition on 2009 results was immaterial.
     On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”). The fair value of the cash earn-out of $2.8 million has been recorded as a liability and the fair value of the 350,000 shares of $1.3 million has been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of December 31, 2009. The Company used cash from operations to fund the cash purchase price for Tourtellotte. The financial results of Tourtellotte are included in the consolidated statement of income from the acquisition date.
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the 12 months ended December 31, 2009 and 2008 as if the Tourtellotte acquisition had occurred as of the beginning of each of the periods presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the Tourtellotte acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
condition. Pro forma adjustments are tax-effected at our effective tax rate.

	(Unaudited)
	Twelve Months Ended
(in thousands except per share data)	2009	2008

Total revenue	$76,823	$72,979
Income from continuing operations before interest and taxes	5,003	8,270

Income from continuing operations, net of taxes	3,156	5,654

Basic earnings per share:

Income from continuing operations	$0.22	$0.41

Diluted earnings per share:

Income from continuing operations	$0.21	$0.39
     In connection with the acquisitions of CardioNow and Tourtellotte, the Company performed an evaluation of the guidance included in FASB ASC 280 FASB ASC 350. Based on that evaluation, the Company included CardioNow and Tourtellotte as part of its clinical trials services reportable segment.
     In accordance with FASB ASC 805, the Company expensed all costs related to the acquisitions. The total costs related to the acquisitions were $560,000 and are included in mergers and acquisition related costs on the consolidated statement of income.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accounts receivable, other assets and other liabilities were stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities.
     The remaining cash contingent consideration expected to be paid in the fair value amount of $1,886,000 was classified as a long-term liability on the financial statements at December 31, 2010. The difference between the fair value of the cash contingent consideration at date of acquisition and the expected payment will be recorded as an expense in the financial statements at the end of each reporting period. The Company recorded $302,000 in fiscal 2010 and $94,000 in fiscal 2009 of accretion expense in mergers and acquisition related costs on the income statement for this difference. In December 2010, the Company paid the first acquisition earn-out of $1,257,000 in cash and the issuance of 350,000 shares of the Company’s Common Stock.
     In accordance with FASB ASC 820, the Company determined that the non-financial assets and liabilities summarized above are derived from Level 3 inputs determined by management based on various market and income analyses and recent asset appraisals. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.
     The following table represents changes in assets and liabilities measured at fair value using Level 3 inputs:

	Fair value at	Earn out	Payment on	Fair value at
	September 15, 2009	accretion	earn-out 1	December 31, 2010
Cash contingent consideration	$2,747,000	$396,000	($1,257,000)	$1,886,000
2008 Acquisition:
     On March 24, 2008, BioClinica acquired Phoenix Data Systems, Inc. (“PDS”) to expand our pharmaceutical services in the area of electronic data capture and other clinical research technology solutions to our clients (the “Acquisition”). The Acquisition was made pursuant to an Agreement and

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan of Merger (the “PDS Merger Agreement”), dated March 24, 2008, by and among the Company, BioClinica Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Company (“PDS Merger Sub”), and PDS and its Stockholders’ Representative.
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

BIOCLINICA, INC. AND SUBSIDIARIES
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

     The results of operations of PDS from the Acquisition date of March 24, 2008 to March 31, 2008 were immaterial; therefore, the Company did not include the results of operations for those eight days in the Consolidated Statement of Income for the 12 months ended December 31, 2008.
     Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the 12 months ended December 31, 2008 as if the Acquisition had occurred as of the beginning of the period presented after giving effect to certain adjustments. The pro forma results for the 12 months ended December, 31, 2008 include $789,000 of acquisition costs incurred by PDS. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the acquisition would have taken place at the beginning of each of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)
Twelve Months Ended
(in thousands except per share data)	2008
Total revenue	$73,566
Income from continuing operations before interest and taxes	7,783
Income from continuing operations, net of taxes	5,300
Basic earnings per share:
Income from continuing operations	$0.38
Diluted earnings per share:
Income from continuing operations	$0.35
Other:
     In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction that is recorded as a reduction to general and administrative expenses.
3. Discontinued Operations
     In the fourth quarter of 2008 the Company classified its interest in its CapMed business as held for sale. Therefore, the financial statements for the year ended December 31, 2008 and prior periods have been presented with CapMed operations as discontinued operations in the consolidated financial statements. The sale generated total gross proceeds of $500,000 and a pretax loss of $5,049,000 ($3,001,000, net of income taxes), which was recognized in the fourth quarter of 2008.
     Our exit of the CapMed business resulted, in part, from our strategy to exit non-strategic businesses. Results of the CapMed business are reported as discontinued operations for all periods presented.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following amounts related to the CapMed operations were derived from historical financial information and have been segregated from continuing operations and reported in discontinued operations (in thousands):

(in thousands)	2008
Service revenues	$321

Loss from operations	(2,323)
Loss from impairment	(2,726)

Pretax loss	(5,049)
Benefit from income taxes	2,048

Net loss from discontinued operations	(3,001)

     On January 6, 2009, pursuant to the Asset Purchase Agreement by and among the Company and MBI Benefits, Inc. (the “Purchaser”), an indirectly owned subsidiary of Metavante Technologies, Inc. (“Metavante”), dated as of January 6, 2009 (the “Agreement”), the Company sold its CapMed Division, including the division’s Personal Health Record (“PHR”) software and the patent-pending Personal HealthKey™ technology, to Metavante. Under the terms of the Agreement, Metavante paid the Company an upfront payment of $500,000 in cash and will make an earn-out payment to the Company based upon a percentage of the gross revenues recognized by Metavante for contracts entered into with certain “prospects” set forth on a schedule during certain time periods in 2009 and 2010. The Company was entitled to receive 25% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the first six months of 2009. Additionally, the Company was entitled to receive 15% of the gross revenues recognized by Metavante during any period ending on or prior to December 31, 2010 from the sale pursuant to any contract the Purchaser enters into with certain “prospects” during the period commencing on July 1, 2009 and ending on December 31, 2010. At December 31, 2010, the Company has not received any earn-out payments from Metavante and due to the expiration of the earn-out period we do not expect to receive any earn-out payments in the future.
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

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Property and Equipment
     Property and equipment, at cost, consists of the following:

	December 31,		Estimated
(in thousands)	2010	2009	Useful Life
Equipment	10,978	9,796	5 years
Equipment under capital leases	5,224	4,332	5 years
Furniture and fixtures	2,504	2,115	7 years
Leasehold improvements	2,177	1,913	5 years
Computer software costs	11,698	7,065	5 years

	32,581	25,221

Less: Accumulated depreciation and amortization	(18,552)	(16,181)

Property and equipment, net	14,029	9,040

     Accumulated depreciation related to equipment acquired under capital leases amounted to $4.3 million and $4.3 million at December 31, 2010 and 2009, respectively. Accumulated amortization related to capitalized computer software costs amounted to $4.0 million and $3.2 million at December 31, 2010 and 2009, respectively. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 were $2.4 million, $2.2 million and $1.9 million, respectively.
5. Intangible Assets
     Included in other assets, the following is the acquired intangible assets:

	December 31,		Estimated
(in thousands)	2010	2009	Useful Life
Amortizable intangible assets:
Technology	$1,843	$843	5-10 years
Trademarks	48	48	5 years
Customer backlog	2,112	2,012	3-7 years
Non-competition agreement	349	349	2-3 years

	$4,352	$3,252
Accumulated amortization	(1,922)	(1,283)

	$2,430	$1,969

Unamortized intangible assets:

Goodwill	$34,302	$32,933

     The goodwill relates to the Company’s clinical trials services segment. The Company has evaluated the goodwill and has determined that there is no impairment of the values at December 31, 2010 and 2009. Amortization expense of intangible assets for the years ended December 31, 2010, 2009 and 2008 were $639,000, $489,000 and $382,000, respectively.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Future amortization of the intangible assets is as follows:

(in thousands)	Year Ending December 31
2011	$623
2012	534
2013	337
2014	309
2015	160
Thereafter	467

$2,430

The following table details the changes in the carrying amount of goodwill:

(in thousands)	2010	2009
Balance at the beginning of year	$32,933	$27,391
Acquisition of businesses	1,369	5,905
Changes to goodwill due to tax contingencies	—	(363)

Balance at end of year	$34,302	$32,933

6. Accrued Expenses
     Accrued expenses and other current liabilities at December 31, 2010 and 2009 consist of the following:

	December 31,
(in thousands)	2010	2009
Accrued compensation	2,585	2,797
Accrued consulting fees	241	255
Accrued other	1,457	1,082

	4,283	4,134

7. Capital Lease Obligations
     Capital lease obligations consist of one equipment lease obligation at December 31, 2010. In December 2010, the Company entered into a capital lease with a bank totaling $892,000, which included a $194,000 sale-leaseback transaction that the Company entered into with the same bank in September 2010 and $698,000 of equipment lease obligation, the lease term is 5 years with an interest rate of 3.87%.The equipment lease obligations are payable in monthly installments of $16,318.
8. Stock Based Compensation
     The Company accounts for stock based compensation plans under the provisions of FASB ASC 718 Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition of compensation expense for all stock-based awards made to employees and directors. The stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award. This period is generally the vesting period of the corresponding award. We have adopted the forfeiture rate on stock option grants issued after January 1, 2006 and the application of the forfeiture rate on unvested stock options at January 1, 2006 was immaterial to our financial statement.
     At December 31, 2010, the Company has one stock-based employee compensation plan. The compensation cost that has been recorded to income under the plan for the year ended December 31, 2010 was $1,080,000, of which $553,000 is a result of the expensing of stock options pursuant to FASB ASC 718, $311,000 is a result of expensing restricted stock units issued to our Board of Directors, $95,000 is a result of expensing restricted stock units issued to our President and Chief Executive Officer and $121,000 is a result of expensing restricted stock units issued to our executive officers. For the year ended December 31, 2009, the compensation cost that has been recorded to income under the plan was $760,000, of which $479,000 is a result of expensing stock options pursuant to FASB ASC 718, $285,000 is a result of expensing restricted stock units issued to our Board of Directors and ($4,000) is a result of expensing restricted stock units issued to our President and Chief Executive Officer.
     The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

	For the year ended	For the year ended	For the year ended
(in thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Cost of revenues	$750	$598	$386
Sales and marketing	171	81	83
General and administrative	159	81	94

Stock-based compensation expense before income taxes	$1,080	$760	$563

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate (range)	1.59-2.44%	2.06-2.33%	2.29-2.63%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	52.00-53.00%	61.00%	55.00-56.00%
Expected term (in years)	5.00	5.00	4.00-5.00
Expected Volatility. Expected volatility is calculated on a weekly basis over the expected term of the option using the Company’s common stock close price.
Expected Term. The expected term is based on historical observations of employee exercise patterns during our history.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock Options
Fiscal 2010

			Weighted Average
(in thousands)		Weighted Average	Remaining	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2009	1,866	$4.29	3.83	$2,062
Granted	216	4.29	6.80	37
Exercised	(309)	0.96	—	1,081
Forfeited or expired	(56)	5.97	—	0

Outstanding at December 31, 2010	1,717	$4.83	3.78	$1,246

Unvested at December 31, 2010	516	5.08	5.15	250

Exercisable at December 31, 2010	1,201	$4.72	3.19	$996

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fiscal 2009

			Weighted Average
(in thousands)		Weighted Average	Remaining	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value
Outstanding at December 31, 2008	1,718	$4.58	4.39	$1,467
Granted	298	3.06	6.16	349
Exercised	(38)	0.81	—	130
Forfeited or expired	(112)	6.62	—	0

Outstanding at December 31, 2009	1,866	$4.29	3.83	$2,062

Unvested at December 31, 2009	562	5.56	5.48	277

Exercisable at December 31, 2009	1,304	$3.74	3.11	$1,785

     The weighted-average grant date fair value of options granted for the years ended December 31, 2010, 2009 and 2008 was $4.29, $3.06 and $7.53, respectively. Cash received from option exercises for the years ended 2010, 2009 and 2008 was $122,000, $31,000, and $386,000, respectively.
     As of December 31, 2010, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a period of 4.67 years.
     In May 2010, the Company’s Board of Directors and stockholders approved the adoption of the BioClinica, Inc. 2010 Stock Incentive Plan (the “Plan”) and authorized the issuance of 1,121,616 shares of the Company’s common stock under the Plan and up to 250,000 shares of any options or restricted stock units awards outstanding under the previous plan at May 12, 2010, the effective date of the Plan, that are subsequently forfeited or cancelled or otherwise expire or terminate unexercised, may add to the share reserve. At December 31, 2010, we have 1,149,787 available shares to be issued from the Plan.
     Each option is exercisable into one share of common stock. Options granted pursuant to the Plan may be qualified incentive stock options, as defined in the Internal Revenue Code, or nonqualified options. The exercise price of qualified incentive stock options may not be less than the fair market value of the Company’s Common Stock at the date of grant. The term of such stock options granted under the Plan shall not exceed 10 years and the vesting schedule of such stock option grants varies from immediate vesting on date of grant to vesting over a period of up to five years.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following table summarizes the stock option transactions pursuant to the Plan for the three years ended December 31, 2010:

		Weighted Average
	Number of Shares	Option Grant Date
(in thousands)	Underlying Options	Fair Value
Non-vested at December 31, 2007	228	$5.47
Granted	395	$7.53
Vested	(82)	$3.78
Non-vested at December 31, 2008	541	$7.23
Granted	298	$3.06
Vested	(277)	$6.13
Non-vested at December 31, 2009	562	$5.56
Granted	216	$4.29
Vested	(262)	$5.46
Non-vested at December 31, 2010	516	$5.08
     1.2 million, 1.3 million and 1.2 million options are exercisable at December 31, 2010, 2009 and 2008, respectively, at a weighted average exercise price of $4.72, $3.74 and $3.35, respectively.
     The intrinsic value of stock options exercised for the years ended December 31, 2010, 2009 and 2008, respectively, were $1.1 million, $130,000 and $586,000, respectively.
     At December 31, 2010, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
		Weighted Average		Number	Weighted Average
Range of Exercise	Number Outstanding	Remaining	Weighted Average	Exercisable(in	Remaining	Weighted Average
Prices	(in thousands)	Contractual Life	Exercise Price	thousands)	Contractual Life	Exercise Price

$0.66-$0.88	38	0.75 years	$0.77	38	0.50 years	$0.77
$1.00-$1.16	120	0.88 years	$1.10	120	0.88 years	$1.10
$1.28-$2.80	61	2.10 years	$2.80	61	2.10 years	$2.80
$3.04-$5.10	910	4.38 years	$3.88	574	3.63 years	$3.97
$6.97-$8.06	588	3.82 years	$7.54	408	3.66 years	$7.50

$0.63-$8.06	1,717	3.78 years	$4.83	1,201	3.19 years	$4.72

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Restricted Stock Units:
     The following table summarizes the restricted stock unit transactions pursuant to the Plan for the three years ended December 31, 2010:

	Number of	Weighted Average
	Restricted Stock	Grant Date Fair
(in thousands)	Units	Value
Balance at December 31, 2007	25,000

Granted	47,500	$7.33

Balance at December 31, 2008	72,500

Granted	100,000	$3.41

Balance at December 31, 2009	172,500

Granted	232,500	$4.51

Issued to Common Stock (1)	(60,000)

Canceled	(5,000)

Balance at December 31, 2010	340,000

(1)	48,000 shares of common stock were issued to the employees, 12,000 shares were withheld for taxes.
     On March 4, 2009, we entered into an employment agreement with our President and Chief Executive Officer effective March 1, 2009 and expiring February 28, 2012. Pursuant to this employment agreement we granted him 40,000 restricted stock units that vest over three years and the underlying common stock will be issued, after the vesting period, and the earlier of: cessation of service; change in control; or seven years.
     On July 8, 2009, we granted to our Board of Directors 60,000 restricted stock units that vest monthly until May 2010 and the underlying common stock will be issued upon cessation of service.
     On February 10, 2010, we granted to our President and CEO 40,000 restricted stock units that vest quarterly over three years and the underlying common stock will be issued each quarter.
     On February 10, 2010, we granted to our executive officers a total of 120,000 restricted stock units, 40,000 restricted stock units to each executive officer, that vest quarterly over four years and the underlying common stock will be issued each quarter.
     On May 12, 2010, we granted to our Board of Directors 60,000 restricted stock units that vest monthly until May 2011 and the underlying common stock will be issued upon cessation of service.
     On November 17, 2010, we granted to a new Board of Director member 12,500 restricted stock units that vest monthly until May 2011 and the underlying common stock will be issued, after the vesting period, and upon cessation of service..

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Commitments
     The Company has entered into non-cancelable operating leases for office facilities which expire through November 2018.
     Future minimum aggregate rental payments on the non-cancelable portion of the leases are as follows:

Year Ending
(in thousands)	December 31, 2010
2011	2,613
2012	2,964
2013	2,772
2014	2,550
2015	2,467
Thereafter	7,172

$20,538

     Rent expense charged to operations for the years ended December 31, 2010, 2009 and 2008 was $3.6 million, $3.3 million and $2.2 million, respectively.
     On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with its Chief Financial Officer and the President of eClinical Solutions. The Chief Financial Officer’s agreement expires January 31, 2012 and is renewable on an annual basis. The President of eClinical Solutions’ agreement expires September 30, 2011 and is renewable on an annual basis. The aggregate amount due from January 1, 2011 through the expiration under these agreements was $919,000.
     On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012. Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million. As of December 31, 2010, we had no borrowings under this line of credit, and we were compliant with the covenants.
10. Employee Benefit Plan
     The Company sponsors the BioClinica, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service. The Company may make discretionary matching contributions in cash, subject to plan limits. The Company made contributions of $317,000, $283,000 and $235,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Major Customers
     Contracts with one client, Pfizer Inc., which encompassed 22 projects, represented 20% of our service revenues for the year ended December 31, 2010. No one client represented more than 10% of our service revenues for the years ended December 31, 2009, or December 31, 2008.
12. Income Taxes
     The income tax provision from continuing operations consist of the following:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$661	$1,040	$2,036
State and local	363	356	136
Foreign	130	25	167

	1,154	1,421	$2,339

Deferred:
Federal	325	317	730
State and local	33	(172)	42
Foreign	64	191	—

	422	336	772

Income tax provision from continuing operations	$1,576	$1,757	$3,111

     The Company’s reconciliation of the expected federal provision rate to the effective income tax rate from continuing operations is as follows:

	For the year ended December 31,
	2010	2009	2008
Tax provision at statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	6.3%	4.1%	2.8%
Permanent differences	1.0%	0.6%	0.4%
Foreign rate difference	(0.9)%	(0.9)%	(0.5)%
Federal credit for increasing research activities	(5.4)%	—	—
Other	1.4%	(0.5)%	(1.9)%

Effective income tax rate from continuing operations	36.4%	37.3%	34.8%

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The Company’s domestic and foreign income before income tax from continuing operations is as follows:

	For the year ended December 31,
(in thousands)	2010	2009	2008
Domestic income before income tax	$3,722	$4,080	$8,290
Foreign income before income tax.	607	636	612

Total income before income tax from continuing operations	$4,329	$4,716	$8,902

     The components of net deferred tax assets consist of the following:

	For the year ended December 31,
(in thousands)	2010	2009
Deferred tax assets:
Accrued expenses	$83	$104
Allowance for doubtful accounts	6	4
Deferred revenue	3,220	2,952
Net operating loss carryforwards	130	317
Restricted stock	415	279
Stock options	574	429
Amortization of acquisition costs	665	—
State tax depreciation	284	—

Total deferred tax assets	5,377	4,085

Deferred tax liabilities:
Excess of tax over book depreciation	(2,511)	(1,126)
Amortization of acquisition costs	(543)	(358)
Prepaid expenses	(399)	(398)

Total deferred tax liabilities	(3,453)	(1,882)

Valuation allowance	(16)	—

Net deferred tax assets	$1,908	$2,203

     The Company has foreign NOL carryforwards from its French subsidiary of $343,000 as of December 31, 2010, $575,000 as of December 31, 2009 and $717,000 as of December 31, 2008. The NOL carryforwards from the Company’s French subsidiary does not have an expiration date and can be carried forward indefinitely. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In assessing the need for the valuation allowance, the Company considers future taxable income and on-going prudent and feasible tax planning strategies. The Company recorded a $16,000 valuation allowance related to separate company NOL carryforwards not expected to be realized. In the event that the Company was to determine that, in the future, they

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
would be able to realize the deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made. Likewise, should the Company determine that it is more likely than not that it will be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made. Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.
     The tax benefit of the stock option deductions have been recorded to additional paid-in capital in the amount of $46,000 and $44,000 for the years ended December 31, 2010 and 2009, respectively.
     The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.
     The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.2 million of undistributed earnings from its non-U.S. operations as of December 31, 2010 because such earnings are intended to be reinvested indefinitely outside of the United States.
     The Company applies FASB ASC 740 Income Taxes FASB ASC 740 which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2010	2009	2008
Balance at the beginning of the period	—	—	—
Additions based on tax positions related to the current year	$57	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at end of year	$57	—	—

     The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $57 and $0 at December 31, 2010 and 2009, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. During the years ended December 31, 2010 and 2009, the Company recognized a benefit of $1 and $0 in interest and penalties. The Company had $1 and $0 for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.
     We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our federal tax returns for years 2009 through 2010 are subject to examination. Our state taxes for years 2000 through 2008 are subject to examination. Our foreign taxes for years 2002 through 2008 are subject to examination by the respective authorities.

BIOCLINICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Foreign Operations
     The Company’s service revenue by customer location is as follows:

(in thousands)	2010	2009	2008
United States	$49,204	$41,404	$39,933
United Kingdom	3,390	2,732	4,258
Continental Europe	8,219	10,892	10,360
Canada	519	817	672
Asia/Pacific	1,297	1,399	868
Other	85	149	90

	$62,714	$57,393	$56,181

     The Company maintains principal offices in Newtown and Audubon, Pennsylvania, Leiden, the Netherlands and Lyon, France. Net fixed assets located in Newtown, Pennsylvania were $2.8 million and $2.7 million at December 31, 2010 and 2009, respectively. Net fixed assets located in King of Prussia, Pennsylvania were $3.6 million and $1.8 million at December 31, 2010 and 2009, respectively. Net fixed assets located in Leiden, the Netherlands, were $875,000 and $1.2 million at December 31, 2010 and 2009, respectively. Net fixed assets located in Lyon, France were $722,000 and $714,000 at December 31, 2010 and 2009, respectively.
14. Related Party Transactions
     At December 31, 2010, Covance, Inc. owned 15.1% of the Company’s outstanding Common Shares. The Company and Covance, Inc. have entered into various services agreements, for Covance’s clients that sponsor clinical trials, in the ordinary course of business. The Company’s service revenues from Covance, Inc. include $666,000, $446,000 and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the amounts due from Covance, Inc. were $157,000 and $82,000, respectively as reported in accounts receivable.
15. Subsequent Event
     In January 2011, due to the launch of certain technology that further enhances the quality of the Company’s services and efficiencies gained by better utilizing resources across the Company’s U.S. and European operations, the Company decided to eliminate certain duplicate functions and expects to take a total restructuring charge, primarily comprised of severance and facility restructuring costs, of $1.6 million. Approximately half of this restructuring charge is expected to be incurred in the first quarter of 2011 and the other half to be incurred during the second and third quarters of 2011.

Quarterly Financial Results
     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009. This quarterly financial data should be read in conjunction with the audited consolidated financial statements included herein. We have revised certain of the quarterly information below to appropriately reflect the following adjustments in the correct interim periods. Such adjustments had no impact to the reported annual results. We identified and corrected clerical billing errors in the quarter ending June 30, 2010 that overstated service revenue and income from operations by $155,000 ($94,000 net of tax) and understated the quarter ending September 30, 2010 service revenue and income from operations by $155,000 ($94,000 net of tax). We determined that these adjustments were not material to our consolidated financial statements for any of the quarterly periods affected; therefore, no revisions have been made to the fiscal 2010 quarterly financial statements included in our previously filed Form 10-Q’s for this matter.
Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands except per share data)	2010	2010	2010	2010	2009	2009	2009	2009
Service revenues	16,466	15,969	15,533	14,746	14,851	14,146	13,921	14,475
Reimbursement revenues	3,061	2,352	3,703	3,358	5,366	4,227	3,142	2,595

Total revenues	19,527	18,321	19,236	18,104	20,217	18,373	17,063	17,070

Cost and expenses:
Cost of service revenues	10,450	10,212	9,946	8,951	9,024	8,937	8,608	9,061
Cost of reimbursement revenues	3,061	2,352	3,703	3,358	5,366	4,227	3,142	2,595
Sales and marketing expenses	2,139	2,090	2,565	2,210	2,113	1,617	2,166	2,156
General and administrative expenses	2,389	2,069	1,916	2,072	1,871	1,759	1,867	1,917
Amortization of intangible assets related to acquisitions	165	194	138	141	145	112	112	119
Restructuring charges	—	—	—	—	—	—	466	—
Mergers and acquisitions expense	114	119	311	205	94	560	—	—

Total cost and expenses	18,318	17,036	18,579	16,937	18,613	17,212	16,361	15,848

Income from operations	1,209	1,285	657	1,167	1,604	1,161	702	1,222

Interest income	5	10	2	6	4	5	10	22
Interest expense	(5)	(0)	(4)	(3)	(7)	(1)	(3)	(2)

Income before tax	1,209	1,295	655	1,170	1,601	1,165	709	1,242

Income tax provision	(378)	(487)	(252)	(459)	(658)	(463)	(180)	(456)

Net income	831	808	403	711	943	702	529	786

Basic earnings per share:
Net Income	0.05	0.05	0.03	0.05	0.07	0.05	0.04	0.05

Diluted earnings per share:
Net Income	0.05	0.05	0.03	0.05	0.06	0.05	0.04	0.05

Weighted average shares used to calculate earnings per share:
Basic	15,246	15,174	15,115	14,545	14,358	14,367	14,356	14,341
Diluted	15,981	15,796	16,065	15,382	15,158	15,146	15,118	15,085

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2010, the end of the period covered by this report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

     Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on its evaluation, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.
Changes in internal control over financial reporting There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.
          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
          The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.
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
          The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
          The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accounting Fees and Services.
          The information required by this item is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

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

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2011.

BIOCLINICA, INC.
By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Weinstein Mark L. Weinstein	President and Chief Executive Officer and Director (principal executive officer)	February 28, 2011

/s/ Ted I. Kaminer Ted I. Kaminer	Executive Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)	February 28, 2011

/s/ Jeffrey H. Berg, Ph.D. Jeffrey H. Berg, Ph.D.	Director	February 28, 2011

/s/ Richard F. Cimino Richard F. Cimino	Director	February 28, 2011

/s/ E. Martin Davidoff, CPA, Esq. E. Martin Davidoff, CPA, Esq.	Director	February 28, 2011

/s/ James Lovett, Esq. James Lovett, Esq.	Director	February 28, 2011

/s/ David E. Nowicki, D.M.D. David E. Nowicki, D.M.D.	Chairman of the Board and Director	February 28, 2011

/s/ Wallace P. Parker Wallace P. Parker	Director	February 28, 2011

/s/ Adeoye Y. Olukotun Adeoye Y. Olukotun, M.D., M.P.H., F.A.C.C., FAHA	Director	February 28, 2011

/s/ James A. Taylor, Ph.D. James A. Taylor, Ph.D.	Director	February 28, 2011

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1**	Asset Purchase Agreement, dated as of September 15, 2009, by and among BioClinica, Inc., BioClinica Acquisition, Inc., and Tourtellotte Solutions, Inc. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, dated September 18, 2009.

2.2**	Asset Purchase Agreement, dated January 6, 2009, by and between Bio-Imaging Technologies, Inc. and MBI Benefits, Inc. Incorporated by reference to Exhibit 2.3 of our Annual Report on Form 10-K for the year ended December 31, 2008.

2.3**	Asset Purchase Agreement, dated March 25, 2010, by and between BioClinica, Inc. and TranSenda International LLC. Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, dated March 26, 2010.

3.1	Restated Certificate of Incorporation of Bio-Imaging Technologies, Inc. Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992. Amendments incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended September 30, 1993, Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995 and Exhibit 3.1 of our Current Report on Form 8-K, dated July 8, 2009.

3.2	Amended and Restated Bylaws of BioClinica, Inc. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, dated November 23, 2009.

4.1	Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.

4.2	Registration Agreement, dated October 13, 1994, between Bio-Imaging Technologies, Inc. and Corning Pharmaceuticals Services Inc., now Covance Inc. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, dated October 13, 1994.

4.3	Rights Agreement, dated as of July 20, 2009, between BioClinica, Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Current Report on form 8-K, dated July 20, 2009.

4.4	Registration Rights Agreement, dated March 25, 2010, between BioClinica, Inc. and TranSenda International LLC and each common member of TranSenda International, LLC. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, dated March 26, 2010.

4.5	Committed Line of Credit Note dated May 5, 2010, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.1*	2010 Stock Incentive Plan, adopted by the stockholders of BioClinica, Inc. on May 10, 2010. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.2*	401(k) Plan. Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File Number 33-47471), which became effective on June 18, 1992.

10.3	Form of Employee’s Invention Assignment, Confidential Information and Non-Competition Agreement. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

Exhibit
No.	Description of Exhibit
10.4	Stock Purchase Agreement, dated October 13, 1994, by and between Bio-Imaging Technologies, Inc. and Covance Inc. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated October 13, 1994.

10.5*	Invention Assignment and Confidential Information Agreement, dated January 20, 2000, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.

10.6*	Employment Agreement, dated March 4, 2009, by and between Bio-Imaging Technologies, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for fiscal year ended December 31, 2008.

10.7	Agreement of Lease by and between 826 Newtown Associates, L.P. and Bio-Imaging Technologies, Inc., dated December 1, 2008, such lease superseding and rendering null and void all previous leases related to the Premises at 826 and 828 Newtown-Yardley Road, Newtown, Pennsylvania. Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for fiscal year ended December 31, 2008.

10.8*	Amended and Restated Employment Agreement, dated February 24, 2010, by and between BioClinica, Inc. and Ted I. Kaminer. Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K for fiscal year ended December 31, 2009.

10.9*	Form of Amended and Restated Executive Retention Agreement by and between BioClinica, Inc. and certain executive officers. Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for fiscal year ended December 31, 2009.

10.10*	Employment Agreement, dated September 19, 2008, by and between Bio-Imaging Technologies, Inc. and Peter Benton. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.11	Loan Agreement dated May 5, 2010, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

21†	List of Subsidiaries of Registrant.

23.1†	Consent of PricewaterhouseCoopers LLP.

31.1†	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2†	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†	Included herewith.