Form 10-Q
period 2011-03-31
BIOCLINICA INC
filed 2011-05-06
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☑
          State the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2011:

Class	Number of Shares
Common Stock, $0.00025 par value	15,635,635

BIOCLINICA, INC. AND SUBSIDIARIES

-i-

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
          References in this Quarterly Report on Form 10-Q to “BioClinica,” “we,” “us,” or “our” refer to BioClinica, Inc., a Delaware corporation, and its subsidiaries, doing business as BioClinica.
          Certain information and footnote disclosures required under generally accepted accounting principles (GAAP) in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
          The results of operations for the interim periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(in thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,203	$10,443
Accounts receivable, net	12,644	11,866
Prepaid expenses and other current assets	2,622	2,501
Deferred income taxes	3,729	3,625

Total current assets	29,198	28,435

Property and equipment, net	14,564	14,029
Intangibles, net	2,275	2,430
Goodwill	34,302	34,302
Deferred income tax	119	128
Other assets	727	705

Total assets	$81,185	$80,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,553	$1,983
Accrued expenses and other current liabilities	3,203	4,283
Deferred revenue	13,174	13,395
Current maturities of capital lease obligations	180	168

Total current liabilities	20,110	19,829
Long-term capital lease obligations	657	710
Long-term liability for acquisition earn-out	1,943	1,886
Deferred income tax	1,990	1,845
Other liabilities	1,002	880

Total liabilities	$25,702	$25,150

Stockholders’ equity:
Preferred stock — $0.00025 par value; authorized 3,000,000 shares, none issued and outstanding at March 31, 2011 and at December 31, 2010	—	—
Common stock — $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,642,177 shares at March 31, 2011 and 15,631,664 shares at December 31, 2010	4	4
Treasury stock — at cost, shares held: 41,013 at March 31, 2011 and 3,400 at December 31, 2010	(204)	(16)
Additional paid-in capital	48,450	48,074
Retained earnings	7,143	6,792
Accumulated other comprehensive income	90	25

Total stockholders’ equity	$55,483	$54,879

Total liabilities and stockholders’ equity	$81,185	$80,029

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months ended
	March 31,
(in thousands, except per share data)	2011	2010
Service revenues	$16,144	$14,746
Reimbursement revenues	3,521	3,358

Total revenues	19,665	18,104

Cost and expenses:
Cost of service revenues	10,557	8,951

Cost of reimbursement revenues	3,521	3,358

Sales and marketing expenses	1,860	2,210

General and administrative expenses	2,222	2,072

Amortization of intangible assets related to acquisition	156	141

Mergers and acquisitions related costs	103	205

Restructuring costs	679	—

Total cost and expenses	19,098	16,937

Income from operations	567	1,167

Interest income	2	6
Interest expense	(9)	(3)

Income before income tax	560	1,170

Income tax provision	(209)	(459)

Net income	$351	$711

Basic income per common share	$0.02	$0.05

Weighted average number of common shares	15,652	14,545

Diluted income per common share	$0.02	$0.05

Weighted average number of diluted shares	16,417	15,382

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended
	March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$351	$711
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,030	728
Provision for deferred income taxes	41	163
Bad debt (recovery) expense, net	—	(9)
Stock based compensation expense	341	235
Accretion of acquisition earn-out	57	94
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(778)	1,246
Increase in prepaid expenses and other current assets	(111)	(168)
(Increase) decrease in other assets	(22)	11
Increase (decrease) in accounts payable	1,435	(153)
Decrease in accrued expenses and other current liabilities	(1,077)	(624)
Decrease in deferred revenue	(221)	(1,218)
Increase in other liabilities	122	122

Net cash provided by operating activities	$1,168	$1,138

Cash flows from investing activities:
Purchases of property and equipment	$(303)	$(867)
Capitalized software development costs	(977)	(1,388)

Net cash used in investing activities	$(1,280)	$(2,255)

Cash flows from financing activities:
Payments under equipment lease obligations	$(40)	—
Purchase of treasury stock	(188)	—
Excess tax benefit related to stock options	—	27
Proceeds from exercise of stock options	35	38

Net cash (used in) provided by financing activities	$(193)	$65

Effect of exchange rate changes on cash	65	(49)

Net decrease in cash and cash equivalents	(240)	(1,101)
Cash and cash equivalents at beginning of period	10,443	14,570

Cash and cash equivalents at end of period	$10,203	$13,469

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10	$3
Cash paid during the period for income taxes	$74	$171
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Supplemental cash flow disclosure (in thousands)
Non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$132	$587

	For the Three Months Ended
	March 30,
	2011	2010
Acquired business (in thousands)
Accounts receivable	$—	$309
Prepaid and other current assets	—	—
Property and equipment	—	91
Other assets	—	58
Customer relationships	—	100
Technology	—	1,000
Goodwill, including workforce	—	1,369
Current liabilities assumed	—	(459)
Common stock issued	—	(2,468)

Cash paid for acquired business, net of cash acquired	$—	$—
See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Statement of comprehensive income (in thousands)
Net income	$351	$711
Equity adjustment from foreign currency translation	65	(77)

Total comprehensive income	$416	$634
See Notes to Consolidated Financial Statements

Note 1 — Interim Financial Statements
Basis of Presentation.
          The financial statements included in this Quarterly Report on Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
          The equity adjustment from foreign currency translation was $65,000 and $(77,000) at March 31, 2011 and 2010, respectively.

Note 2 — Restructuring charges
          In 2011, the Company realigned its global resources to eliminate certain duplicate functions and expects to take a total restructuring charge, primarily comprised of severance and facility restructuring costs, of $1.6 million. In the first quarter of 2011, the Company incurred $679,000 of these restructuring costs consisting of $588,000 in employee severance and $91,000 in legal and other costs.
          The Company has paid $495,000 of the restructuring cost as of March 31, 2011 and $184,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet. The $184,000 remaining to be paid of the restructuring cost primarily consists of the severance to employees and will all be paid out by December 31, 2011. The Company expects the total restructuring charge for 2011 to be approximately $1.6 million and to realize an annual savings of $1.2 million from the restructuring.
Note 3 — Stockholders’ Equity
          The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2010 through March 31, 2011:

						Other
			Addi-		Accumul	Compre-
			tional	Treas-	ated	hensive	Stock-
	Common Stock		Paid-in	ury	Retained	Gain	holders’
(in thousands)	Shares	Amount	Capital	Stock	Earnings	(Loss)	Equity

Balance at December 31, 2010	15,632	$4	$48,074	$(16)	$6,792	$25	$54,879
Stock options exercised	41	—	35	—	—	—	35
Restricted shares issued	7	—	—	—	—	—	—
Stock based compensation	—	—	341	—	—	—	341
Purchase of treasury stock	(38)	—	—	(188)	—	—	(188)
Tax benefit on exercise of stock options	—	—	—	—	—	—	—
Equity adjustment from foreign currency translation	—	—	—	—	—	65	65
Net income	—	—	—	—	351	—	351

Balance at March 31, 2011	15,642	$4	$48,450	$(204)	$7,143	$90	$55,483

          On December 15, 2010, our Board of Directors authorized $2 million in funds for use in our common stock repurchase program over the following 18 months from December 2010. Repurchase under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18. Rule 10b-18 puts limitations on this repurchase program, including but not limited to, the manner of purchase, the time of the repurchases, the prices paid and the volume of shares repurchased. The timing of the repurchases and the exact number of shares of common stock to be purchased will be determined by the discretion of our management under the supervision of the audit committee of our board of directors, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations. On March 14, 2011, we entered into a 10b5-1 Stock Repurchase Agreement with our broker so we had the ability to repurchase shares of our common stock during our standard blackout periods. The program may be extended, suspended or discontinued at any time.
           The following table provides information relating to our repurchase of common stock for the first quarter of 2011:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of Publicly	Shares that May
	Total Number of	Average Price	Announced	Yet Be Purchased
	Shares Purchased	Paid per Share	Program	Under the Program
January 1 — January 31, 2011	—	—	—	$1,984,177
February 1 — February 28, 2011	2,509	$4.67	2,509	$1,972,387
March 1 — March 31, 2011	35,104	$5.01	35,104	$1,795,332
	37,613		37,613
Note 4 — Earnings Per Share
          Basic income per common share for the three months ended March 31, 2011 and 2010 was calculated by dividing the net income available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share for the three months ended March 31, 2011 and 2010 was calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.

          The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income — basic and diluted	$351	$711

Denominator — basic:
Weighted average number of common shares	15,652	14,545

Basic income per common share	$0.02	$0.05

Denominator — diluted:
Weighted average number of common shares	15,652	14,545
Common share equivalents of outstanding stock options	428	467
Common share equivalents of unrecognized compensation expense	337	370

Weighted average number of dilutive common equity shares	16,417	15,382

Diluted income per common share	$0.02	$0.05

          Options to purchase 553,000 and 492,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2011 and March 31, 2010, respectively, as they were all antidilutive.

Note 5 — Commitments and Contingencies
          On March 4, 2009, the Company entered into an employment agreement with its President and Chief Executive Officer effective March 1, 2009 and expires on February 28, 2012. In addition, the Company has employment agreements with its Chief Financial Officer and the President of eClinical Solutions. The Chief Financial Officer’s agreement expires January 31, 2012 and is renewable on an annual basis. The President of eClinical Solutions’ agreement expires September 30, 2011 and is renewable on an annual basis. The aggregate amount due from March 31, 2011 through the expiration under these agreements is $784,000.
          On May 5, 2010, the Company entered into an unsecured, committed line of credit with PNC Bank expiring May 5, 2012. In April 2011 the Company extended this line of credit for an expiration of May 4, 2013. Under the credit agreement, the Company has the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition, the Company pays a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million. As of March 31, 2011, the Company had no borrowings under this line of credit, and was compliant with the covenants.
Note 6 — Accounts Receivable and Allowance for Doubtful Accounts
          The Company maintains allowances for doubtful accounts on a specific identification method for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of the customers’ ability to make payments, additional allowances may be required. The Company does not have any off-balance-sheet credit exposure related to its customers and the trade accounts receivable do not bear interest.

(in thousands)	March 31, 2011	December 31, 2010
Billed trade accounts receivable	$11,984	$11,085
Unbilled trade accounts receivable	654	782
Other	21	14

Total Receivables	$12,659	$11,881

Allowance Rollforward (in thousands):
Balance at January 1, 2011	$15
Additions	0
Write offs (Recoveries)	0

Balance at March 31, 2011	$15

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
          As consideration for the Purchased Assets and Assumed Liabilities, the Company issued 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration was held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). On March 25, 2011, the amounts held in escrow were released and there were no indemnification claims. As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of the Company’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date. The Company recorded the fair value of the acquisition of $2,468,000 based on the Company’s market value of $4.27 for the stock consideration on March 25, 2010, the date of acquisition.
          Pro Forma Results. The following schedule includes consolidated statements of income data for the unaudited pro forma results for the three months ended March 31, 2010 as if the TranSenda acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments. The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the TranSenda acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at our effective tax rate.

Three Months Ended
(in thousands except per share data)	March 31, 2010

Total revenue	$18,335
Income from operations	549
Net Income	334
Basic earnings per share	$0.02
Diluted earnings per share	$0.02

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
2009 Acquisition
          On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry. The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”). In December 2010, the Company paid the first acquisition earn-out of $1,257,000 in cash and the issuance of 350,000 shares of the Company’s Common Stock. The remaining cash contingent consideration expected to be paid in the fair value amount of $1,943,000 was classified as a long-term liability on the financial statements at March 31, 2011. The difference between the fair value of the cash contingent consideration at date of acquisition and the expected payment will be recorded as an expense in the financial statements at the end of each reporting period. The Company recorded $57,000 and $94,000 for the three months ended March 31, 2011 and 2010, respectively, of accretion expense in mergers and acquisition related costs on the income statement for this difference.
          The following table represents changes in assets and liabilities measured at fair value using Level 3 inputs:

	Fair value at
	September 15,	Earn out	Payment on earn-	Fair value at
	2009	accretion	out 1	March 31, 2011
Cash contingent consideration	$2,747,000	$453,000	$(1,257,000)	$1,943,000
Note 8 — Intangible Assets
          At March 31, 2011 the composition of intangible assets were as follows:

	March 31,	Estimated
(in thousands)	2011	Useful Life
Amortized intangible assets:
Technology	$1,843	5 years
Trademarks	48	5 years
Customer backlog	2,112	3 to 7 years
Non-competition agreement	349	2 to 3 years

	4,352
Accumulated amortization	(2,077)

	$2,275

Unamortized intangible assets:
Goodwill	$34,302

          Estimated future amortization of the intangible assets is as follows:

Year Ending
(in thousands)	December 31,

Remainder of 2011	$467
2012	534
2013	337
2014	309
2015	160
2016 and beyond	468

$2,275

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          BioClinica provides integrated clinical research technology solutions to pharmaceutical, biotechnology, medical device companies and other organizations such as contract research organizations, or CROs, engaged in global clinical studies. Our products and services include: medical image management, electronic image transport and archive solutions, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools, and clinical trial management software solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.
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
          Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts. Our backlog as of March 31, 2011 was $111.3 million, compared to $99.7 million at March 31, 2010. Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions, and reductions in scope of existing projects, all of which impacted our backlog at March 31, 2011.
          Contracts included in backlog are subject to termination by our clients at any time. In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date. The duration of the projects included in our backlog range from less than three months to 60 months. We do not believe that backlog is a reliable predictor of future results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

Acquisitions
          On March 25, 2010, we acquired substantially all of the assets of privately held TranSenda International, LLC, or TranSenda. Headquartered in Bellevue, WA, TranSenda was a provider of CTMS solutions. TranSenda’s suite of web-based, Office-Smart CTMS solutions create efficiencies for trial operations through interoperability with Microsoft Office tools. The CTMS solutions enable our clients to have their applications work together instead of being locked into a single suite vendor and serves as the foundation for operational data interchange among different software applications. This facilitates easier access to data with a consistent user interface and reduces training costs. With this acquisition, we enhanced our ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management. The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between BioClinica and TranSenda, referred to herein as the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, we purchased and acquired from TranSenda all right, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.
          As consideration for the Purchased Assets and Assumed Liabilities, we issued 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement). Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration was held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). On March 25, 2011, the amounts held in escrow were released and there were no indemnification claims. As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of BioClinica’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date. We recorded the fair value of the acquisition of $2,468,000 based on our market value of $4.27 on March 25, 2010, the date of acquisition.
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
          In October 2009, the FASB issued guidance on revenue recognition that became effective for us beginning on January 1, 2011. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

Results of Operations
          Three Months Ended March 31, 2011 and 2010

	Three		Three
	Months		Months
	ended	% of	ended	% of
	March 31,	Total	March 31,	Total		%
(in thousands)	2011	Revenue	2010	Revenue	$ Change	Change

Service revenues	$16,144	82.1%	$14,746	81.5%	$1,398	9.5%

Reimbursement revenues	3,521	17.9%	3,358	18.5%	163	4.9%

Total revenues	19,665	100.0%	18,104	100.0%	1,561	8.6%

Cost and expenses:

Cost of service revenues	10,557	53.7%	8,951	49.4%	1,606	17.9%

Cost of reimbursement revenues	3,521	17.9%	3,358	18.5%	163	4.9%

Sales and marketing expenses	1,860	9.5%	2,210	12.2%	(350)	(15.8)%

General and administrative expenses	2,222	11.3%	2,072	11.4%	150	7.2%

Amortization of intangible assets related to acquisitions	156	0.8%	141	0.8%	15	10.6%

Mergers and acquisitions related costs	103	0.5%	205	1.1%	(102)	(49.8)%

Restructuring costs	679	3.5%	—	0.0%	679	100.0%

Total cost and expenses	19,098	97.1%	16,937	93.6%	2,161	12.8%

Income from operations	567	2.9%	1,167	6.4%	(600)	(51.4)%

Interest income	2	0.0%	6	0.0%	(4)	(66.7)%

Interest expense	(9)	0.0%	(3)	0.0%	(6)	200.0%

Income before income tax	560	2.8%	1,170	6.5%	(610)	(52.1)%

Income tax provision	(209)	(1.1)%	(459)	(2.5)%	250	(54.5)%

Net income	$351	1.8%	$711	3.9%	$(360)	(50.6)%

          Service revenues were $16.1 million for the three months ended March 31, 2011 and $14.7 million for the same period in 2010, an increase of $1.4 million, or 9.5%. The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year. Pfizer, Inc., encompassing 17 projects (including legacy projects with Wyeth Pharmaceuticals), represented 19.7% of our service revenue for the three months ended March 31, 2011. For the three months ended

March 31, 2010, Pfizer Inc., encompassing 15 distinct projects, represented 18.3% of our service revenues.
               Reimbursement revenues and cost of reimbursement revenues were $3.5 million for the three months ended March 31, 2011 and $3.4 million for the same period in 2010, an increase of $163,000, or 4.9%. Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs. Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing. Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends. At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data. In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.
          Cost of service revenues were $10.6 million for the three months ended March 31, 2011 and $8.9 million for the same period in 2010, an increase of $1.6 million, or 18.2%. Cost of service revenues for the three months ended March 31, 2011 and 2010 were comprised of professional salaries and benefits and allocated overhead. The increase is primarily attributable to the progressive increase in personnel throughout 2010 to build operational readiness for our eClinical offerings, including supporting the operational launch of our Trident IWR product, increase in consulting activities and additional personnel assumed with the TranSenda acquisition. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase in fiscal 2011 to service our newly released products.
          Sales and marketing expenses were $1.9 million for the three months ended March 31, 2011 and $2.2 million for the same period in 2010, a decrease of $350,000, or 15.8%. Sales and marketing expenses for the three months ended March 31, 2011 and 2010 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead. The decrease is primarily due to less tradeshow and marketing costs. We expect that our sales and marketing expenses will increase in fiscal 2011.
          General and administrative expenses were $2.2 million for the three months ended March 31, 2011 and $2.1 million for the same period in 2010, an increase of $150,000, or 7.2%. General and administrative expenses for the three months ended March 31, 2011 and 2010 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to the inclusion of costs from the acquisition of TranSenda and increased professional fees. We expect that our general and administrative expenses will increase in fiscal 2011.
          Amortization of intangible assets related to acquisitions was $156,000 for the three months ended March 31, 2011 and $141,000 for the same period in 2010, an increase of $15,000, or 10.6%. Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys. The increase is primarily due to the acquisition of TranSenda. We expect that the amortization of intangible assets related to acquisitions will remain relatively flat in fiscal 2011.
          Merger and acquisition related costs were $103,000 for the three months ended March 31, 2011 and $205,000 for the same period in 2010, a decrease of $102,000, or 49.8%. The three months ended March 31, 2010 included expenses resulting directly from merger and acquisition activities for the

TranSenda acquisition such as legal, accounting and other due diligence and integration costs. The three months ended March 31, 2011 includes $57,000 for the accretion related to the change in the fair value of the second earn-out payment associated with the Tourtellotte acquisition. It also includes professional fees associated with the TranSenda acquisition.
          The launch of our BioPacs imaging management system and the release of our integrated BioRead image review software further enhances the quality of our imaging corelab service offering and has enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations. As a result, in 2011, we are realigning our global resources to eliminate certain duplicate functions and expect to take a total restructuring charge, primarily comprised of severance and facility restructuring costs, of $1.6 million. In the first quarter of 2011, we incurred $679,000 of this restructuring costs consisting of $588,000 in employee severance and $91,000 in legal and other costs. We have paid $495,000 of these restructuring costs at March 31, 2011.
          Net interest expense was $7,000 for the three months ended March 31, 2011 and $3,000 interest income for the three months ended March 31, 2010, an increase of $10,000, or 333%. Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations. The increase is due to the capital lease obligation we entered into in December 2010.
          Our income tax provision was $209,000 for the three months ended March 31, 2011 and $459,000 for the same period in 2010, a decrease of $243,000, or 52.9%. The effective tax rate for the three months ended March 31, 2011 was approximately 37.3% and 39.2% for the three months ended March 31, 2010. The lower effective tax rate in fiscal 2011 was due to the decreased operating income from the restructuring costs as well as credits for increasing research activities.

          Business Segments and Geographic Information
          We view our operations and manage our business as one operating segment, clinical trials services.
          Our corporate headquarters and operational facilities are in Pennsylvania, in the United States. We also have a European facility in Leiden, the Netherlands. We manage our services for European-based clinical trials from the Leiden facility. Our European facility has similar processing and analysis capabilities as our United States headquarters. We also have a facility in Lyon, France that provides product development and research activities. We have an office in Bhubaneshwar, India to provide information technology support.
          Liquidity and Capital Resources
          Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures.
Statement of Cash Flow for the three months ended March 31, 2011 compared to March 31, 2010

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2011	March 31, 2010
Net cash provided by operating activities	$1,168	$1,138
Net cash used in investing activities	$(1,280)	$(2,255)
Net cash (used in) provided by financing activities	$(193)	$65
          At March 31, 2011, we had cash and cash equivalents of $10.2 million. Working capital, defined as current assets minus current liabilities, at March 31, 2011 was $9.1 million.
          Net cash provided by operating activities for the three months ended March 31, 2011 was $1.2 million as compared to $1.1 million for the three months ended March 31, 2010. This increase from the prior year is primarily due to the increase in accounts payable.
          Net cash used in investing activities for the three months ended March 31, 2011 was $1.3 million as compared to net cash used in investing activities of $2.3 million for the three months ended March 31, 2010. This decrease is primarily due to less capitalized software for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. We currently anticipate that capital expenditures for fiscal 2011 will be approximately $6.0 million, funded by cash from operations, as compared to $7.2 million for fiscal 2010. These expenditures primarily represent capitalization of software costs and network and data center computer equipment.
          Net cash used in financing activities for the three months ended March 31, 2011 was $193,000 as compared to net cash provided by financing activities of $65,000 for the three months ended March 31, 2010. The change to the use of cash for financing activities was primarily due to our purchase of treasury shares for the three months ended March 31, 2011.

          The following table lists our cash contractual obligations as of March 31, 2011:

(in thousands)	Payments Due By Period
		Less than 1			More than
Contractual obligations	Total	year	1-3 years	3-5 years	5 years
Facility rent operating leases	$19,884	$2,616	$5,730	$4,979	$6,559
Capital lease	834	166	353	315	—
Employment agreements	784	784	—	—	—
Earn-outs for Tourtellotte acquisition	2,000	—	2,000	—	—

Total contractual cash obligations	$23,502	$3,566	$8,083	$5,294	$6,559

          On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank expiring May 5, 2012. In April 2011 we extended this line of credit for an expiration of May 4, 2013. Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%. In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million. As of March 31, 2011, we had no borrowings under this line of credit, and we were compliant with the covenants.
          Capital lease obligations consist of one equipment lease obligation at March 31, 2011. In December 2010, we entered into a capital lease with a bank totaling $892,000, which included a $194,000 sale-leaseback transaction that we entered into with the same bank in September 2010 and $698,000 of equipment lease obligation, the lease term is 5 years with an interest rate of 3.87% per annum.
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
          We anticipate that our existing capital resources together with cash flow from operations will be sufficient to meet our cash needs for the next 12 months. However, we cannot assure you that our operating results will maintain profitability on an annual basis in the future. The inherent operational risks associated with the following factors may have a material adverse effect on our future liquidity:
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

Changes to Critical Accounting Policies and Estimates
          Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As of March 31, 2011, there have been no changes to such critical accounting policies and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk
          We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
          Foreign Currency Risk
          In accordance with our foreign exchange rate risk management policy, we had purchased monthly Euro call options in prior years. These options were intended to hedge against the exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands and France subsidiaries. During the three months ended March 31, 2011 and 2010, we have not purchased any Euro call options, because our foreign currency needs are generally being met by the cash flow generated by Euro denominated contracts. As of March 31, 2011, there were no outstanding derivative positions.
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
          Evaluation of Disclosure Controls and Procedures. We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of March 31, 2011, the end of the period covered by this report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
          Changes in internal control over financial reporting. There was no change in our internal controls over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     In addition, we believe that companies that are regulated by the United States Food and Drug Administration, or FDA, may proceed with fewer clinical trials or conduct them without assistance of contract service organizations if they are trying to reduce costs as a result of cost containment pressures associated with healthcare reform, budgetary limits or changing priorities. These factors may cause such companies to cancel contracts with contract service organizations.
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
     Contracts with one client, Pfizer, Inc., which encompassed 17 projects, represented 19.7% of our service revenues for the three months ended March 31, 2011. For the three months ended March 31, 2010, Pfizer, Inc. represented 18.3% of our service revenue, encompassing 15 projects. The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.
Our contracted/committed backlog may not be indicative of future results.
     Our reported contracted/committed backlog of $111.3 million at March 31, 2011 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:
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
          Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer, David A. Pitler, Executive Vice President, President of Medical Imaging Solutions, and Peter Benton, Executive Vice President, President of eClinical Solutions. Although we have employment agreements with Mr. Weinstein, Mr. Kaminer and Mr. Benton, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.
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
          During the three months ended March 31, 2011, a portion of our service revenues were denominated in foreign currency. Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated. We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.

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
          As of March 31, 2011, we had the following capital structure (in thousands):

Common stock outstanding	15,642

Common stock issuable upon:
Exercise of options which are outstanding	1,844
Restricted stock units outstanding	509
Number of shares remaining under equity plan which have not been granted	804

Total common stock outstanding assuming exercise or conversion of all of the above	18,799
          As of March 31, 2011, we had outstanding options to purchase 1.8 million shares of common stock at exercise prices ranging from $0.72 to $8.06 per share (exercisable at a weighted average of $4.88 per share), of which 1.2 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power. In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock. As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.
Shares of our common stock eligible for public sale may have a negative impact on its market price.
          Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of March 31, 2011, we had 15.6 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable. As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.
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
          Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 23% of the outstanding shares of common stock and stock options that could have been converted to common stock at March 31, 2011, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.
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
     The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2011 and March 31, 2011, our common stock has traded at a low of $4.20 per share and a high of $5.60 per share.
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
          We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted to common stock and 36,000 shares designated as Series A Junior Participating Preferred Stock under our stockholder rights plan as previously disclosed. The remaining 1,714,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner. Our board of directors also adopted a stockholder rights plan, dated as of July 20, 2009, as amended and restated on March 23, 2011, similar to plans adopted by many other publicly traded companies. The stockholder rights plan is intended to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors.
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
          On December 15, 2010, our Board of Directors authorized $2 million in funds for use in our common stock repurchase program over the following 18 months from December 2010. Repurchase under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18. Rule 10b-18 puts limitations on this repurchase program, including but not limited to, the manner of purchase, the time of the repurchases, the prices paid and the volume of shares repurchased. The timing of the repurchases and the exact number of shares of common stock to be purchased will be determined by the discretion of our management under the supervision of the audit committee of our board of directors, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations. On March 14, 2011, we entered into a 10b5-1 Stock Repurchase Agreement with our broker so we had the ability to repurchase shares of our common stock during our standard blackout periods. The program may be extended, suspended or discontinued at any time.
          The following table provides information relating to our repurchase of common stock for the first quarter of 2011:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of Publicly	Shares that May
	Total Number of	Average Price	Announced	Yet Be Purchased
	Shares Purchased	Paid per Share	Program	Under the Program
January 1 — January 31, 2011	—	—	—	$1,984,177
February 1 — February 28, 2011	2,509	$4.67	2,509	$1,972,387
March 1 — March 31, 2011	35,104	$5.01	35,104	$1,795,332
	37,613		37,613

Item 3.	Defaults Upon Senior Securities.
          None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
          None.

Item 6.	Exhibits.

4.1	Amended and Restated Rights Agreement, dated as of March 23, 2011, between BioClinica, Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, dated March 25, 2011.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.
DATE: May 6, 2011	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive
Officer (Principal Executive Officer)

DATE: May 6, 2011	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance
and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)