Form 10-Q
period 2011-06-30
BIOCLINICA INC
filed 2011-08-08
CIK 822418

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒  No: ☐

Indicate by check mark if the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes: ☒  No: ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐  No: ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2011:

Class	Number of Shares
Common Stock, $0.00025 par value	15,639,361

BIOCLINICA, INC. AND SUBSIDIARIES

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

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,519	$10,443
Accounts receivable, net	14,659	11,866
Prepaid expenses and other current assets	2,095	2,501
Deferred income taxes	3,950	3,625
Total current assets	32,223	28,435

Property and equipment, net	15,131	14,029
Intangibles, net	2,119	2,430
Goodwill	34,302	34,302
Deferred income tax	94	128
Other assets	707	705

Total assets	$84,576	$80,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,345	$1,983
Accrued expenses and other current liabilities	3,125	4,283
Deferred revenue	13,529	13,395
Current maturities of capital lease obligations	268	168
Current liability for acquisition earn-out	2,000	—
Total current liabilities	23,267	19,829
Long-term capital lease obligations	1,034	710
Long-term liability for acquisition earn-out	—	1,886
Deferred income tax	2,675	1,845
Other liabilities	1,113	880
Total liabilities	$28,089	$25,150

Stockholders’ equity:
Preferred stock - $0.00025 par value; authorized 3,000,000 shares, none issued and outstanding at June 30, 2011 and at December 31, 2010	—	—
Common stock - $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,656,426 shares at June 30, 2011 and 15,631,664 shares at December 31, 2010	4	4
Treasury stock – at cost, shares held: 108,413 at June 30, 2011 and 3,400 at December 31, 2010	(553)	(16)
Additional paid-in capital	48,853	48,074
Retained earnings	8,067	6,792
Accumulated other comprehensive income	116	25
Total stockholders’ equity	$56,487	$54,879

Total liabilities and stockholders’ equity	$84,576	$80,029

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months ended June 30,
(in thousands, except per share data)	2011	2010
Service revenues	$16,891	$15,533
Reimbursement revenues	3,519	3,703
Total revenues	20,410	19,236

Cost and expenses:
Cost of service revenues	10,441	9,946
Cost of reimbursement revenues	3,519	3,703
Sales and marketing expenses	2,383	2,565
General and administrative expenses	2,371	1,916
Amortization of intangible assets related to acquisition	156	138
Mergers and acquisitions related costs	59	311
Restructuring costs	—	—
Total cost and expenses	18,929	18,579
Income from operations	1,481	657

Interest income	2	2
Interest expense	(9)	(4)
Income before income tax	1,474	655

Income tax provision	(550)	(252)
Net income	$924	$403

Basic income per common share	$0.06	$0.03
Weighted average number of common shares	15,647	15,115

Diluted income per common share	$0.06	$0.03
Weighted average number of diluted shares	16,491	16,065

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Six Months ended June 30,
(in thousands, except per share data)	2011	2010
Service revenues	$33,035	$30,279
Reimbursement revenues	7,040	7,061
Total revenues	40,075	37,340

Cost and expenses:
Cost of service revenues	20,998	18,897
Cost of reimbursement revenues	7,040	7,061
Sales and marketing expenses	4,243	4,775
General and administrative expenses	4,593	3,988
Amortization of intangible assets related to acquisition	312	279
Mergers and acquisitions related costs	162	516
Restructuring costs	679	—
Total cost and expenses	38,027	35,516
Income from operations	2,048	1,824

Interest income	5	8
Interest expense	(19)	(7)
Income before income tax	2,034	1,825

Income tax provision	(759)	(711)
Net income	$1,275	$1,114

Basic income per common share	$0.08	$0.08
Weighted average number of common shares	15,649	14,852

Diluted income per common share	$0.08	$0.07
Weighted average number of diluted shares	16,566	15,861

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months ended
	June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$1,275	$1,114
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,767	1,588
Provision for deferred income taxes	539	285
Bad debt (recovery) expense, net	(15)	(9)
Stock based compensation expense	672	519
Accretion of acquisition earn-out	114	188
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(2,781)	147
Decrease (increase) in prepaid expenses and other current assets	410	(54)
(Increase) decrease in other assets	(2)	50
Increase in accounts payable	2,077	665
Decrease in accrued expenses and other current liabilities	(1,146)	(762)
Increase (decrease) in deferred revenue	133	(2,146)
Increase in other liabilities	234	248
Net cash provided by operating activities	$3,277	$1,833

Cash flows from investing activities:
Purchases of property and equipment	$(351)	$(2,001)
Capitalized software development costs	(1,908)	(2,815)
Net cash used in investing activities	$(2,259)	$(4,816)

Cash flows from financing activities:
Proceeds from sale/leaseback	514	—
Payments under equipment lease obligations	(88)	—
Purchase of treasury stock	(538)	—
Excess tax benefit related to stock options	19	30
Proceeds from exercise of stock options	87	22
Net cash (used in) provided by financing activities	$(6)	$52

Effect of exchange rate changes on cash	64	(70)

Net increase (decrease) in cash and cash equivalents	1,077	(3,001)
Cash and cash equivalents at beginning of period	10,443	14,570
Cash and cash equivalents at end of period	$11,519	$11,569

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19	$0
Cash paid during the period for income taxes	$686	$489

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
Supplemental cash flow disclosure (in thousands)
Non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$278	$323
Equipment purchases under capital lease obligations	$514	—

	For the Six Months Ended June 30,
	2011	2010
Acquired business (in thousands)
Accounts receivable	—	$309
Property and equipment	—	91
Other assets	—	33
Customer relationships	—	100
Technology	—	1,000
Goodwill, including workforce	—	1,394
Current liabilities assumed	—	(459)
Common stock issued	—	(2,468)
Cash paid for acquired business, net of cash acquired	—	$—

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended June 30,
	2011	2010
Statement of comprehensive income (in thousands)
Net income	$924	$403
Equity adjustment from foreign currency translation	26	(126)
Total comprehensive income	$950	$277

	For the Six Months Ended June 30,
	2011	2010
Statement of comprehensive income (in thousands)
Net income	$1,275	$1,114
Equity adjustment from foreign currency translation	91	(203)
Total comprehensive income	$1,366	$911

See Notes to Consolidated Financial Statements

Note 1 - Interim Financial Statements

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

As  previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company identified and corrected clerical billing errors in the quarter ending June 30, 2010 that overstated service revenue and income from operations by $155,000 ($94,000 net of tax) and understated the quarter ending September 30, 2010 service revenue and income from operations by $155,000 ($94,000 net of tax). The Company determined that these adjustments were not material to its consolidated financial statements for any of the quarterly periods affected. The Company has revised the financial statements for the quarter and the six month periods ended June 30, 2010 presented herein.

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

The equity adjustment from foreign currency translation was $93,000 and $(203,000) for the six months ended June 30, 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of the pending adoption of ASU 2011-04 on its consolidated financial statements.

Note 2 — Restructuring charges

In 2011, the Company realigned its global resources to eliminate certain duplicate functions and expects to take a total restructuring charge, primarily comprised of severance and facility restructuring costs, of $1.6 million.  In the first six months of 2011, the Company incurred $679,000 of this restructuring cost consisting of $588,000 in employee severance and $91,000 in legal and other costs.

The Company has paid $631,000 of the restructuring cost as of June 30, 2011 and $48,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet.  The $48,000 remaining to be paid of the restructuring cost primarily consists of the severance to employees and will all be paid out by December 31, 2011.  The Company expects the total restructuring charge for 2011 to be approximately $1.6 million.

Note 3 — Stockholders’ Equity

The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2009 through June 30, 2011:

	Common Stock		Additional Paid-in	Treasury	Common Stock Consideration for	Accumulated Retained	Other Comprehensive Gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Stock	Earnout	Earnings	(Loss)	Equity
Balance at December 31, 2009	14,394	$4	$43,104	—	$1,309	4,039	79	48,535
Stock options exercised	265	—	122	—		—	—	122
Restricted shares issued	48	—	(55)	—		—	—	(55)
Stock consideration for acquisition	350	—	1,309	—	(1,309)	—	—	—
Stock issues for acquisitions	578	—	2,468	—		—	—	2,468
Stock based compensation	—	—	1,080	—		—	—	1,080
Purchase of treasury stock	(3)	—	—	(16)		—	—	(16)
Tax benefit on exercise of stock options	—	—	46	—		—	—	46
Equity adjustment from foreign currency translation	—	—	—	—		—	(54)	(54)
Net income	—	—	—	—		2,753	—	2,753
Balance at December 31, 2010	15,632	$4	$48,074	$(16)	—	$6,792	$25	$54,879
Stock options exercised	72	—	139	—	—	—	—	139
Restricted shares issued	57	—	(51)	—	—	—	—	(51)
Stock consideration for acquisition	—	—	—	—	—	—	—	—
Stock issues for acquisitions
Stock based compensation	—	—	672	—	—	—	—	672
Purchase of treasury stock	(105)		—	(537)	—	—	—	(537)
Tax benefit on exercise of stock options	—	—	19	—	—	—	—	19
Equity adjustment from foreign currency translation	—	—	—	—	—	—	91	91
Net income	—	—	—	—	—	1,275	—	1,275
Balance at June 30, 2011	15,656	$4	$48,853	$(553)	—	$8,067	$116	$56,487

On December 15, 2010, our Board of Directors authorized $2 million in funds for use in our common stock repurchase program over the following 18 months from December 2010.  Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18.  Rule 10b-18 puts limitations on this repurchase program, including but not limited to, the manner of purchase, the time of the repurchases, the prices paid and the volume of shares repurchased. The timing of the repurchases and the exact number of shares of common stock to be purchased will be determined by the discretion of our management under the supervision of the audit committee of our board of directors, and will depend upon market conditions and other factors.  The program will be funded using our cash on hand and cash generated from operations.  On March 14, 2011, we entered into a 10b5-1 Stock Repurchase Agreement with our broker so we had the ability to repurchase shares of our common stock during our standard blackout periods.  The program may be extended, suspended or discontinued at any time.

The following table provides information relating to our repurchase of common stock for the first two quarters of 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2011	—	—	—	$1,984,177
February 1 – February 28, 2011	2,509	$4.67	2,509	$1,972,387
March 1 – March 31, 2011	35,104	$5.01	35,104	$1,795,332
April 1 – April 30, 2011	20,500	$5.15	20,500	$1,689,169
May 1 – May 31, 2011	21,900	$5.37	21,900	$1,570,895
June 1 – June 30, 2011	25,000	$5.07	25,000	$1,443,435
Total	105,013		105,013

Note 4 – Earnings Per Share

Basic income per common share for the three and six months ended June 30, 2011 and 2010 was calculated by dividing the net income available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per share for the three and six months ended June 30, 2011 and 2010 was calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.

The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income – basic and diluted	$924	$403	$1,275	$1,114

Denominator – basic:
Weighted average number of common shares	15,647	15,155	15,649	14,852

Basic income per common share	$0.06	$0.03	$0.08	$0.08

Denominator – diluted:
Weighted average number of common shares	15,647	15,155	15,649	14,852
Common share equivalents of outstanding convertible equity and unrecognized compensation expense	844	910	917	1,009
Weighted average number of dilutive common equity shares	16,491	16,065	16,566	15,861

Diluted income per common share	$0.06	$0.03	$0.08	$0.07

Options to purchase 435,000 and 342,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2011 and June 30, 2010, respectively, as they were all antidilutive. Options to purchase 430,000 and 379,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2011 and June 30, 2010, respectively, as they were all antidilutive.

Note 5 — Commitments and Contingencies

On May 5, 2010, the Company entered into an unsecured, committed line of credit with PNC Bank expiring May 5, 2012.  In April 2011 the Company extended the expiration date of this line of credit to May 4, 2013.    Under the credit agreement, the Company has the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, the Company pays a fee of 0.25% per annum on the loan commitment regardless of usage.  The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of June 30, 2011, the Company had no borrowings under this line of credit, and was compliant with the covenants.

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

(in thousands)	June 30, 2011	December 31, 2010
Billed trade accounts receivable	$14,011	$11,085
Unbilled trade accounts receivable	636	782
Other	12	14
Total Receivables	$14,659	$11,881

Allowance Rollforward (in thousands):
Balance at January 1, 2011	$15
Additions	0
Write offs (Recoveries)	(15)
Balance at June 30, 2011	$—

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

As consideration for the Purchased Assets and Assumed Liabilities, the Company issued 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement).  Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration was held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). On March 25, 2011, the amounts held in escrow were released and there were no indemnification claims.  As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of the Company’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date.  The Company recorded the fair value of the acquisition of $2,468,000 based on the Company’s market value per share of $4.27 for the stock consideration on March 25, 2010, the date of acquisition.

Pro Forma Results.  The following schedule includes consolidated statements of income data for the unaudited pro forma results for the six months ended June 30, 2010 as if the TranSenda acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments.  The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the TranSenda acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition.  Pro forma adjustments are tax-effected at our effective tax rate.

(in thousands except per share data)	Six Months Ended June 30, 2010

Total revenue	$37,725
Income from operations	1,306
Net Income	797
Basic earnings per share	$0.05
Diluted earnings per share	$0.05

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

2009 Acquisition

On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry.   The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”).  In December 2010, the Company paid the first acquisition earn-out of $1,257,000 in cash and the issuance of 350,000 shares of the Company’s Common Stock.  The remaining cash contingent consideration expected to be paid in the fair value amount of $2,000,000 was classified as a short-term liability on the financial statements at June 30, 2011.  The difference between the fair value of the cash contingent consideration at date of acquisition and the expected payment will be recorded as an expense in the financial statements at the end of each reporting period.  The Company recorded $114,000 and $188,000 for the six months ended June 30, 2011 and 2010, respectively, of accretion expense in mergers and acquisition related costs on the income statement for this difference.

The following table represents changes in assets and liabilities measured at fair value using Level 3 inputs:

Fair value at September 15, 2009	$2,747,000
Earn-out accretion	396,000
Payment on earn-out 1	(1,257,000)
Fair value at December 31, 2010	1,886,000
Earn-out accretion	114,000
Fair value at June 30, 2011	$2,000,000

Note 8 — Intangible Assets

At June 30, 2011 the composition of intangible assets were as follows:

(in thousands)	June 30, 2011	Estimated Useful Life
Amortized intangible assets:
Technology	$1,843	5 years
Trademarks	48	5 years
Customer backlog	2,112	3 to 7 years
Non-competition agreement	349	2 to 3 years
	4,352
Accumulated amortization	(2,233)
	$2,119

Unamortized intangible assets:

Goodwill	$34,302

Estimated future amortization of the intangible assets is as follows:

(in thousands)	Year Ending December 31,
Remainder of 2011	$311
2012	534
2013	337
2014	309
2015	160
2016 and beyond	468
$2,119

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

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts.  Our backlog as of June 30, 2011 was $112.5 million, compared to $104.2 million at June 30, 2010.  Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions, and reductions in scope of existing projects, all of which impacted our backlog at June 30, 2011.

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

As consideration for the Purchased Assets and Assumed Liabilities, we issued 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement).  Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration was held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). On March 25, 2011, the amounts held in escrow were released and there were no indemnification claims.  As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of BioClinica’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date.  We recorded the fair value of the acquisition of $2,468,000 based on our market value per share of $4.27 on March 25, 2010, the date of acquisition.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2011 and 2010

(in thousands)	Three Months ended June 30, 2011	% of Total Revenue	Three Months ended June 30, 2010	% of Total Revenue	$ Change	% Change
Service revenues	$16,891	82.8%	$15,533	80.7%	$1,358	8.7%
Reimbursement revenues	3,519	17.2%	3,703	19.3%	(184)	(5.0)%
Total revenues	20,410	100.0%	19,236	100.0%	1,174	6.1%

Cost and expenses:
Cost of service revenues	10,441	51.2%	9,946	48.7%	495	5.0%
Cost of reimbursement revenues	3,519	17.2%	3,703	19.3%	(184)	(5.0)%
Sales and marketing expenses	2,383	11.7%	2,565	12.6%	(182)	(7.1)%
General and administrative expenses	2,371	11. %	1,916	9.4%	455	23.7%
Amortization of intangible assets related to acquisitions	156	0.8%	138	0.7%	18	13.0%
Mergers and acquisitions related costs	59	0.3%	311	1.5%	(252)	(81.0)%
Restructuring costs	—	0.0%	—	0.0%	—	0.0%
Total cost and expenses	18,929	92.7%	18,579	91.0%	350	1.9%
Income from operations	1,481	7.3%	657	3.2%	824	125.4%
Interest income	2	0.0%	2	0.0%	(0)	0%
Interest expense	(9)	0.0%	(4)	0.0%	(5)	125.0%
Income before income tax	1,474	7.2%	655	3.2%	819	125.0%
Income tax provision	(550)	(2.7)%	(252)	(1.2)%	(298)	118.3%
Net income	$924	4.5%	$403	2.0%	$521	129.3%

Service revenues were $16.9 million for the three months ended June 30, 2011 and $15.5 million for the same period in 2010, an increase of $1.4 million, or 8.7%.  The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year.  Pfizer, Inc., encompassing 19 projects, represented 22.0% of our service revenue for the three months ended June 30, 2011.  For the three months ended June 30, 2010, Pfizer Inc., encompassing 20 distinct projects, represented 19.6% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $3.5 million for the three months ended June 30, 2011 and $3.7 million for the same period in 2010, a decrease of $184,000, or 5.0%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs.  Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues were $10.5 million for the three months ended June 30, 2011 and $9.9 million for the same period in 2010, an increase of $495,000, or 5.0%.  Cost of service revenues for the three months ended June 30, 2011 and 2010 were comprised of professional salaries and benefits and allocated overhead. The increase is primarily attributable to the progressive increase in personnel throughout 2010 to build operational readiness for our eClinical offerings, including supporting the operational launch of our Trident IWR product, increase in consulting activities and additional personnel to support the growth for our OnPoint CTMS product. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2011 due to increased servicing costs for our newly released products.

Sales and marketing expenses were $2.3 million for the three months ended June 30, 2011 and $2.6 million for the same period in 2010, a decrease of $182,000, or 7.1%.  Sales and marketing expenses for the three months ended June 30, 2011 and 2010 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The decrease is primarily due to the higher marketing expenditures incurred last year to launch our OnPoint CTMS product and to ready the launch of our Trident IVR/IWR product.  We expect that our sales and marketing expenses for the remainder of 2011 will be consistent with the first half of 2011.

General and administrative expenses were $2.4 million for the three months ended June 30, 2011 and $1.9 million for the same period in 2010, an increase of $455,000, or 23.7%.  General and administrative expenses for the three months ended June 30, 2011 and 2010 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance.  The increase is due to increased information technology infrastructure costs to support our suite of clinical research solutions and increased professional fees.  We expect that our general and administrative expenses will increase for the remainder of fiscal 2011.

Amortization of intangible assets related to acquisitions was $156,000 for the three months ended June 30, 2011 and $138,000 for the same period in 2010, an increase of $18,000, or 13.0%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys.  The increase is primarily due to the acquisition of TranSenda.  We expect that the amortization of intangible assets related to acquisitions will remain relatively flat for the remainder of fiscal 2011.

Merger and acquisition related costs were $59,000 for the three months ended June 30, 2011 and $311,000 for the same period in 2010, a decrease of $252,000, or 81.0%.  The three months ended June 30, 2010 included expenses resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs.  The three months ended June 30, 2011 includes $57,000 for the accretion related to the change in the fair value of the second earn-out payment associated with the Tourtellotte acquisition.

The launch of our BioPacs imaging management system and the release of our  integrated BioRead image review software  further enhances the quality of our imaging corelab service offering and has enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations.  As a result, in 2011, we are realigning our global resources to eliminate certain duplicate functions and expect to take a total restructuring charge, primarily comprised of severance and facility restructuring costs, of $1.6 million.  In the second quarter of 2011, we incurred no restructuring costs.  During the first quarter of 2011, we incurred $679,000 of restructuring costs and anticipate the remaining $900,000 costs to be incurred in the second half of 2011.

Net interest expense was $7,000 for the three months ended June 30, 2011 and $2,000 for the three months ended June 30, 2010, an increase of $5,000, or 150%.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase is due to the capital lease obligation we entered into in December 2010.

Our income tax provision was $550,000 for the three months ended June 30, 2011 and $252,000 for the same period in 2010, an increase of $298,000, or 118.3%.  The effective tax rate was approximately 37.3% for the three months ended June 30, 2011 and 38.5% for the three months ended June 30, 2010.  The lower effective tax rate in fiscal 2011 is due to the credits for increasing research activities that was not reflected in the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

(in thousands)	Six Months ended June 30, 2011	% of Total Revenue	Six Months ended June 30, 2010	% of Total Revenue	$ Change	% Change
Service revenues	$33,035	82.4%	$30,279	81.1%	$2,756	9.1%
Reimbursement revenues	7,040	17.6%	7,061	18.9%	(21)	(0.3)%
Total revenues	40,075	100.0%	37,340	100.0%	2,735	7.3%

Cost and expenses:
Cost of service revenues	20,998	52.4%	18,897	47.2%	2,101	11.1%
Cost of reimbursement revenues	7,040	17.6%	7,061	18.9%	(21)	(0.3)%
Sales and marketing expenses	4,243	10.6%	4,775	11.9%	(532)	(11.1)%
General and administrative expenses	4,593	11.5%	3,988	10.0%	605	15.2%
Amortization of intangible assets related to acquisitions	312	0.8%	279	0.7%	33	11.8%
Mergers and acquisitions related costs	162	0.4%	516	1.3%	(354)	(68.6)%
Restructuring costs	679	1.7%	—	0.0%	679	100.0%
Total cost and expenses	38,027	94.9%	35,516	88.6%	2,511	7.1%
Income from operations	2,048	5.1%	1,824	4.6%	224	12.3%
Interest income	5	0.0%	8	0.0%	(3)	(37.5)%
Interest expense	(19)	0.0%	(7)	0.0%	(12)	171.4%
Income before income tax	2,034	5.1%	1,825	4.6%	209	11.5%
Income tax provision	(759)	(1.9)%	(711)	(1.8)%	(48)	6.8%
Net income	$1,275	3.2%	$1,114	2.8%	$161	14.5%

Service revenues were $33.0 million for the six months ended June 30, 2011 and $30.3 million for the same period in 2010, an increase of $2.7 million, or 9.1%.  The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year.  Pfizer, Inc. encompassing 19 projects, represented 21.0% of our service revenue for the six months ended June 30, 2011.   For the six months ended June 30, 2010, Pfizer Inc., encompassing 20 distinct projects, represented 19.7% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $7.0 million for the six months ended June 30, 2011 and $7.1 million for the same period in 2010, a decrease of $21,000, or (0.3)%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs.  Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues were $21.0 million for the six months ended June 30, 2011 and $18.9 million for the same period in 2010, an increase of $2.1 million, or 11.3%.  Cost of service revenues for the six months ended June 30, 2011 and 2010 were comprised of professional salaries and benefits and allocated overhead. The increase is primarily attributable to the progressive increase in personnel throughout 2010 to build operational readiness for our eClinical offerings, including supporting the operational launch of our Trident IWR product, increase in consulting activities and additional personnel assumed with the TranSenda acquisition and to support the growth of our OnPoint CTMS product. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2011 due to increased servicing costs for our newly released products.

Sales and marketing expenses were $4.2 million for the six months ended June 30, 2011 and $4.8 million for the same period in 2010, a decrease of $532,000, or 11.1%.  Sales and marketing expenses for the six months ended June 30, 2011 and 2010 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The decrease is primarily due to the higher marketing expenditures incurred last year to launch our OnPoint CTMS product and to ready the launch of our Trident IVR/IWR product.  We expect that our sales and marketing expenses for the remainder of 2011 will be consistent with the first half of 2011.

General and administrative expenses were $4.6 million for the six months ended June 30, 2011 and $4.0 million for the same period in 2010, an increase of $605,000, or 15.2%.  General and administrative expenses for the six months ended June 30, 2011 and 2010 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance.  The increase is due to the inclusion of costs from the acquisition of TranSenda, increased professional fees and increased technology infrastructure costs to support our suite of clinical research solutions.  We expect that our general and administrative expenses will increase for the remainder of fiscal 2011.

Amortization of intangible assets related to acquisitions were $312,000 for the six months ended June 30, 2011 and $279,000 for the six months ended June 30, 2010, an increase of $33,000, or 11.8%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys.  The increase is primarily due to the acquisition of TranSenda.  We expect that the amortization of intangible assets related to acquisitions will remain relatively flat for the remainder of fiscal 2011.

Mergers and acquisition related costs were $162,000 for the six months ended June 30, 2011, and

$516,000 for the same period in 2010, a decrease of $354,000, or (68.6)%.  The six months ended June 30, 2010 included expenses resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs.  The six months ended June 30, 2011 includes $114,000 for the accretion related to the change in the fair value of the second earn-out payment associated with the Tourtellotte acquisition.

Restructuring costs were $679,000 for the six months ended June 30, 2011, and $0 for the six months ended June 30, 2010.  The launch of our BioPacs imaging management system and the release of our  integrated BioRead image review software  further enhances the quality of our imaging corelab service offering and has enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations.  As a result, in 2011, we are realigning our global resources to eliminate certain duplicate functions and expect to take a total restructuring charge, primarily comprised of severance and facility restructuring costs, of $1.6 million.  In the first six months of 2011, we incurred $679,000 of this restructuring costs consisting of $588,000 in employee severance and $91,000 in legal and other costs.  We have paid $631,000 of these restructuring costs at June 30, 2011.  We anticipate the remaining $900,000 to be incurred in the second half of 2011.

Net interest expense was $(14,000) for the six months ended June 30, 2011 and net interest income was $1,000 for the six months ended June 30, 2010, a decrease of $15,000.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in net interest expense is due to the capital lease obligations we entered into in December 2010 and the second quarter of 2011.

Our income tax provision was $759,000 for the six months ended June 30, 2011, and $711,000 for the six months ended June 30, 2010, an increase of $48,000 or 6.8%.  Our expected effective tax rate is approximately 37.3% for fiscal 2011.  Our effective tax rate was approximately 39.0% for the six months ended June 30, 2010. The lower effective tax rate in fiscal 2011 is due to the credits for increasing research activities that was not reflected in the six months ended June 30, 2010.

Business Segments and Geographic Information

We view our operation and manage our business as one operating segment, clinical trials services.

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

Statement of Cash Flow for the six months ended June 30, 2011 compared to June 30, 2010

(in thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net cash provided by operating activities	$3,277	$1,833
Net cash used in investing activities	$(2,259)	$(4,816)
Net cash (used in) provided by financing activities	$(6)	$52

At June 30, 2011, we had cash and cash equivalents of $11.5 million.  Working capital, defined as current assets minus current liabilities, at June 30, 2011 was $9.0 million.

Net cash provided by operating activities for the six months ended June 30, 2011 was $3.3 million as compared to $1.8 million for the six months ended June 30, 2010.  This increase from the prior year is primarily due to the increase in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2011 was $2.3 million as compared to net cash used in investing activities of $4.8 million for the six months ended June 30, 2010.  This decrease is primarily due to less capitalized software costs for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  We currently anticipate that capital expenditures for fiscal 2011 will be approximately $6.0 million, funded by cash from operations, as compared to $7.2 million for fiscal 2010. These expenditures primarily represent capitalization of software costs and network and data center computer equipment.

Net cash used in financing activities for the six months ended June 30, 2011 was $6,000 as compared to net cash provided by financing activities of $52,000 for the six months ended June 30, 2010.  The change to the use of cash for financing activities was primarily due to our purchase of treasury shares for the six months ended June 30, 2011.

The following table lists our cash contractual obligations as of June 30, 2011:

	Payments Due By Period
(in thousands) Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility rent operating leases	$19,883	$3,355	$5,634	$4,950	$5,944
Capital lease	2,529	498	1,055	976	—
Employment agreements	530	530	—	—	—
Earn-out for Tourtellotte acquisition	2,000	2,000	—	—	—
Total contractual cash obligations	$24,942	$6,383	$6,689	$5,926	$5,944

On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank expiring May 5, 2012.  In April 2011 we extended the expiration date of this line of credit to May 4, 2013. Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage.  The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of June 30, 2011, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of three equipment lease obligations with the same bank at June 30, 2011.  In December 2010, we entered into a capital lease totaling $892,000, which included a $194,000 sale-leaseback transaction, for a lease term of 5 years with an interest rate of 3.87% per annum.  In the second quarter of 2011, we entered into two capital leases totaling $514,000, which consisted of sale-leaseback transactions, for lease terms of 5 years with interest rates of 3.69% and 3.46% per annum.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  As of June 30, 2011, there have been no changes to such critical accounting policies and estimates.

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

Foreign Currency Risk

Under our current foreign exchange rate risk management policy, we monitor our exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands and France subsidiaries.  Accordingly, we had purchased monthly Euro call options in prior years and may purchase them in the future to hedge against this exposure.  During the six months ended June 30, 2011 and 2010, we did not purchase any Euro call options, because our foreign currency needs were generally met by the cash flow generated by our Euro denominated contracts.  As of June 30, 2011, there were no outstanding derivative positions.

Upon expiration or ineffectiveness of any derivatives, we would record a gain or loss from such derivatives that are deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Income based on the nature of the underlying cash flow hedged.

Item 4.                                                           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of June 30, 2011, the end of the period covered by this report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at June 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There was no change in our internal controls over financial reporting that occurred during the second quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Contracts with one client, Pfizer, Inc., which encompassed 19 projects, represented 21% of our service revenues for the six months ended June 30, 2011.  For the six months ended June 30, 2010, Pfizer, Inc. represented 20% of our service revenue, encompassing 20 projects.  The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $112.5 million at June 30, 2011 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer, and Peter Benton, Executive Vice President, President of eClinical Solutions. Although we have employment agreements with Mr. Weinstein, Mr. Kaminer and Mr. Benton, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

During the six months ended June 30, 2011, a portion of our service revenues were denominated in foreign currency.  Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated.  We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.

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

As of June 30, 2011, we had the following capital structure (in thousands):

Common stock outstanding	15,656

Common stock issuable upon:
Exercise of options which are outstanding	1,787
Restricted stock units outstanding	463
Number of shares remaining under equity plan which have not been granted	826

Total common stock outstanding assuming exercise or conversion of all of the above	18,732

As of June 30, 2011, there were outstanding options to purchase 1.8 million shares of our common stock at exercise prices ranging from $0.80 to $8.06 per share (exercisable at a weighted average price of $4.91 per share), of which 1.2 million options were then exercisable. Exercise of the outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.  In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock.  As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of June 30, 2011, we had 15.7 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable.  As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 22% of the outstanding shares of common stock and restricted stock units and stock options that could have been converted to common stock at June 30, 2011, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2011 and June 30, 2011, our common stock has traded at a low of $4.76 per share and a high of $5.60 per share.

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

We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted into common stock and 36,000 shares designated as Series A Junior Participating Preferred Stock under our stockholder rights plan as previously disclosed.  The remaining 1,714,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner.  Our board of directors also adopted a stockholder rights plan, dated as of July 20, 2009, as amended and restated on March 23, 2011, similar to plans adopted by many other publicly traded companies.  The stockholder rights plan is intended to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors.

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

Purchases of Equity Securities by the Issuer

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

The following table provides information relating to our repurchase of common stock for the first two quarters of 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2011	—	—	—	$1,984,177
February 1 – February 28, 2011	2,509	$4.67	2,509	$1,972,387
March 1 – March 31, 2011	35,104	$5.01	35,104	$1,795,332
April 1 – April 30, 2011	20,500	$5.15	20,500	$1,689,169
May 1 – May 31, 2011	21,900	$5.37	21,900	$1,570,895
June 1 – June 30, 2011	25,000	$5.07	25,000	$1,443,435
Total	105,013		105,013

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           (Removed and Reserved)

Item 5.                                                           Other Information.

None.

Item 6.                                                           Exhibits.

10.1                           Amendment to Loan Agreement, dated June 2, 2011, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association.

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

101.1                     Financial statements from the Quarterly Report on Form 10Q of BioClinica, Inc. for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income and (v) the Notes to Consolidated Financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.

DATE: August 8, 2011	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 8, 2011	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)