Form 10-Q
period 2011-09-30
BIOCLINICA INC
filed 2011-11-14
CIK 822418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐  No: ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2011:

Class	Number of Shares
Common Stock, $0.00025 par value	15,659,975

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

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,292	$10,443
Accounts receivable, net	13,482	11,866
Prepaid expenses and other current assets	2,594	2,501
Deferred income taxes	4,098	3,625
Total current assets	32,466	28,435

Property and equipment, net	15,459	14,029
Intangibles, net	1,963	2,430
Goodwill	34,302	34,302
Deferred income tax	87	128
Other assets	748	705

Total assets	$85,025	$80,029
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,168	$1,983
Accrued expenses and other current liabilities	4,185	4,283
Deferred revenue	13,377	13,395
Current maturities of capital lease obligations	342	168
Current liability for acquisition earn-out	2,000	—
Total current liabilities	22,072	19,829
Long-term capital lease obligations	1,296	710
Long-term liability for acquisition earn-out	—	1,886
Deferred income tax	3,107	1,845
Other liabilities	1,621	880
Total liabilities	$28,096	$25,150

Stockholders’ equity:
Preferred stock - $0.00025 par value; authorized 3,000,000 shares, none issued and outstanding at September 30, 2011 and at December 31, 2010	—	—
Common stock - $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,662,550 shares at September 30, 2011 and 15,631,664 shares at December 31, 2010	4	4
Treasury stock — at cost, shares held: 160,113 at September 30, 2011 and 3,400 at December 31, 2010	(800)	(16)
Additional paid-in capital	49,231	48,074
Retained earnings	8,425	6,792
Accumulated other comprehensive income	69	25
Total stockholders’ equity	$56,929	$54,879

Total liabilities and stockholders’ equity	$85,025	$80,029

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months ended September 30,
(in thousands, except per share data)	2011	2010
Service revenues	$16,623	$15,969
Reimbursement revenues	4,847	2,352
Total revenues	21,470	18,321

Cost and expenses:
Cost of service revenues	10,434	10,212
Cost of reimbursement revenues	4,847	2,352
Sales and marketing expenses	2,081	2,090
General and administrative expenses	2,434	2,069
Amortization of intangible assets related to acquisition	155	194
Mergers and acquisitions related costs	—	119
Restructuring costs	1,040	—
Total cost and expenses	20,991	17,036

Operating income	479	1,285

Interest income	2	10
Interest expense	(14)	—
Income before income tax	467	1,295

Income tax provision	(109)	(487)
Net income	$358	$808

Basic income per common share	$0.02	$0.05
Weighted average number of common shares	15,640	15,174

Diluted income per common share	$0.02	$0.05
Weighted average number of diluted shares	16,383	15,796

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Nine Months ended September 30,
(in thousands, except per share data)	2011	2010
Service revenues	$49,658	$46,248
Reimbursement revenues	11,887	9,413
Total revenues	61,545	55,661

Cost and expenses:
Cost of service revenues	31,432	29,109
Cost of reimbursement revenues	11,887	9,413
Sales and marketing expenses	6,324	6,865
General and administrative expenses	7,027	6,057
Amortization of intangible assets related to acquisition	467	473
Mergers and acquisitions related costs	162	635
Restructuring costs	1,719	—
Total cost and expenses	59,018	52,552

Operating income	2,527	3,109

Interest income	6	18
Interest expense	(32)	(7)
Income before income tax	2,501	3,120

Income tax provision	(868)	(1,198)
Net income	$1,633	$1,922

Basic income per common share	$0.10	$0.13
Weighted average number of common shares	15,645	14,958

Diluted income per common share	$0.10	$0.12
Weighted average number of diluted shares	16,515	15,730

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months ended
	September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$1,633	$1,922
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	3,310	2,501
Provision for deferred income taxes	829	47
Bad debt recovery, net	(15)	(9)
Stock based compensation expense	1,019	791
Accretion of acquisition earn-out	114	245
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(1,603)	278
Increase in prepaid expenses and other current assets	(89)	(625)
(Increase) decrease in other assets	(42)	17
Increase (decrease) in accounts payable	113	(199)
Decrease in accrued expenses and other current liabilities	(89)	(1,136)
Decrease in deferred revenue	(19)	(1,127)
Increase in other liabilities	742	368
Net cash provided by operating activities	$5,903	$3,073

Cash flows from investing activities:
Purchases of property and equipment	$(1,352)	$(2,296)
Capitalized software development costs	(2,843)	(3,783)
Net cash used in investing activities	$(4,195)	$(6,079)

Cash flows from financing activities:
Proceeds from sale/leaseback	918	195
Payments under equipment lease obligations	(157)	—
Purchase of treasury stock	(784)	—
Excess tax benefit related to stock options	—	35
Proceeds from exercise of stock options	138	21
Net cash provided by financing activities	$115	$251

Effect of exchange rate changes on cash	26	1

Net increase (decrease) in cash and cash equivalents	1,849	(2,754)
Cash and cash equivalents at beginning of period	10,443	14,570
Cash and cash equivalents at end of period	$12,292	$11,816

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32	$7
Cash paid during the period for income taxes	$736	$1,802

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Supplemental cash flow disclosure (in thousands)
Non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$74	$125
Equipment purchases under capital lease obligations	$918	—

	For the Nine Months Ended September 30,
	2011	2010
Acquired business (in thousands)
Accounts receivable	—	$309
Property and equipment	—	91
Other assets	—	58
Other Liabilities	—	(459)
Customer Relationships	—	100
Technology	—	1,000
Goodwill, including Workforce	—	1,369
Total Fair Value of Purchase Price	—	$2,468

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended September 30,
	2011	2010
Statement of comprehensive income (in thousands)
Net income	$358	$808
Equity adjustment from foreign currency translation	(47)	166
Total comprehensive income	$311	$974

	For the Nine Months Ended September 30,
	2011	2010
Statement of comprehensive income (in thousands)
Net income	$1,633	$1,922
Equity adjustment from foreign currency translation	44	(37)
Total comprehensive income	$1,677	$1,885

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

As  previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company identified and corrected clerical billing errors in the quarter ending June 30, 2010 that overstated service revenue and income from operations by $155,000 ($94,000 net of tax) and understated the quarter ending September 30, 2010 service revenue and income from operations by $155,000 ($94,000 net of tax). The Company determined that these adjustments were not material to its consolidated financial statements for any of the quarterly periods affected. The Company has revised the financial statements for the quarter ended September 30, 2010 presented herein.

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

The equity adjustment from foreign currency translation was $44,000 and $(37,000) for the nine months ended September 30, 2011 and 2010, respectively.

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

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance will be effective for BioClinica, Inc. on January 1, 2012 and will impact the presentation of the Company’s consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance will be effective for BioClinica’s goodwill impairment tests performed after December 31, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 — Restructuring charges

In 2011, the Company realigned its global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for the nine months ended September 30, 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.

The Company has paid $715,000 of the restructuring cost as of September 30, 2011 and the $1,004,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet.  $120,000 of the unpaid restructuring costs will be paid by December 31, 2011 and the remaining $884,000 of the unpaid restructuring cost consists of the facility lease obligations that will be paid out over the remaining term of the leases with the last lease payment in May 2014.

Note 3 — Stockholders’ Equity

The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2009 through September 30, 2011:

	Common Stock		Additional Paid-in	Treasury	Common Stock Consideration for	Accumulated Retained	Other Comprehensive Gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Stock	Earnout	Earnings	(Loss)	Equity
Balance at December 31, 2009	14,394	$4	$43,104	—	$1,309	4,039	79	48,535
Stock options exercised	265	—	122	—		—	—	122
Restricted shares issued	48	—	(55)	—		—	—	(55)
Stock consideration for acquisition	350	—	1,309	—	(1,309)	—	—	—
Stock issues for acquisitions	578	—	2,468	—		—	—	2,468
Stock based compensation	—	—	1,080	—		—	—	1,080
Purchase of treasury stock	(3)	—	—	(16)		—	—	(16)
Tax benefit on exercise of stock options	—	—	46	—		—	—	46
Equity adjustment from foreign currency translation	—	—	—	—		—	(54)	(54)
Net income	—	—	—	—		2,753	—	2,753
Balance at December 31, 2010	15,632	$4	$48,074	$(16)	—	$6,792	$25	$54,879
Stock options exercised	124	—	216	—	—	—	—	216
Restricted shares issued	64	—	(78)	—	—	—	—	(78)
Stock based compensation	—	—	1,019	—	—	—	—	1,019
Purchase of treasury stock	(157)		—	(784)	—	—	—	(784)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	44	44
Net income	—	—	—	—	—	1,633	—	1,633
Balance at September 30, 2011	15,663	$4	$49,231	$(800)	—	$8,425	$69	$56,929

On December 15, 2010, our Board of Directors authorized $2 million in funds for use in our common stock repurchase program over 18 months from December 2010.  Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18.  Rule 10b-18 puts limitations on this repurchase program, including but not limited to, the manner of purchase, the time of the repurchases, the prices paid and the volume of shares repurchased. The timing of the repurchases and the exact number of shares of common stock to be purchased will be determined by the discretion of our management under the supervision of the audit committee of our board of directors, and will depend upon market conditions and other factors.  The program will be funded using our cash on hand and cash generated from operations.  On March 14, 2011, we entered into a 10b5-1 Stock Repurchase Agreement with our broker so we had the ability to repurchase shares of our common stock during our standard blackout periods.  The program may be extended, suspended or discontinued at any time.

The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 — July 31, 2011	26,200	$4.78	26,200	$1,317,507
August 1 — August 31, 2011	19,000	$4.75	19,000	$1,226,614
September 1 — September 30, 2011	6,500	$4.84	6,500	$1,194,918
Total	51,700		51,700

Note 4 — Earnings Per Share

Basic income per common share for the three and nine months ended September 30, 2011 and 2010 was calculated by dividing the net income available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per share for the three and nine months ended September 30, 2011 and 2010 was calculated by dividing net income by the weighted average number of shares of Common Sstock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.

The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income — basic and diluted	$358	$808	$1,633	$1,922

Denominator — basic:
Weighted average number of common shares	15,640	15,174	15,645	14,958

Basic income per common share	$0.02	$0.05	$0.10	$0.13

Denominator — diluted:
Weighted average number of common shares	15,640	15,174	15,645	14,958
Common share equivalents of outstanding convertible equity and unrecognized compensation expense	743	622	870	772
Weighted average number of dilutive common equity shares	16,383	15,796	16,515	15,730

Diluted income per common share	$0.02	$0.05	$0.10	$0.12

Options to purchase 536,000 and 576,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the nine months ended September 30, 2011 and September 30, 2010, respectively, as they were all antidilutive. Options to purchase 563,000 and 779,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2011 and September 30, 2010, respectively, as they were all antidilutive.

Note 5 — Commitments and Contingencies

On May 5, 2010, the Company entered into an unsecured, committed line of credit with PNC Bank expiring May 5, 2012.  In April 2011, the Company extended the expiration date of this line of credit to May 4, 2013.    Under the credit agreement, the Company has the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, the Company pays a fee of 0.25% per annum on the loan commitment regardless of usage.  The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of September 30, 2011, the Company had no borrowings under this line of credit and was compliant with the covenants.

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

(in thousands)	September 30, 2011	December 31, 2010
Billed trade accounts receivable	$12,703	$11,085
Unbilled trade accounts receivable	779	782
Other	—	14
Total Receivables	$13,482	$11,881

Allowance Rollforward (in thousands):
Balance at January 1, 2011	$15
Additions	—
Write offs (Recoveries)	(15)
Balance at September 30, 2011	$0

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

Pro Forma Results.  The following schedule includes consolidated statements of income data for the unaudited pro forma results for the nine months ended September 30, 2010 as if the TranSenda acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments.  The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the TranSenda acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition.  Pro forma adjustments are tax-effected at our effective tax rate.

(in thousands except per share data)	Nine Months Ended September 30, 2010

Total revenue	$55,834

Income from operations	2,577

Net Income	1,583

Basic earnings per share	$0.05

Diluted earnings per share	$0.05

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

2009 Acquisition

On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry.   The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”).  In December 2010, the Company paid the first acquisition earn-out of $1,257,000 in cash and the issuance of 350,000 shares of the Company’s Common Stock.  The remaining cash contingent consideration expected to be paid in the fair value amount of $2,000,000 was classified as a short-term liability on the financial statements at September 30, 2011.  The difference between the fair value of the cash contingent consideration at date of acquisition and the expected payment will be recorded as an expense in the financial statements at the end of each reporting period.  The Company recorded $114,000 and $245,000 for the nine months ended September 30, 2011 and 2010, respectively, of accretion expense in mergers and acquisition related costs on the income statement for this difference.

The following table represents changes in assets and liabilities measured at fair value using Level 3 inputs:

Fair value at September 15, 2009	$2,747,000
Earn-out accretion	396,000
Payment on earn-out one	(1,257,000)
Fair value at December 31, 2010	1,886,000
Earn-out accretion	114,000
Fair value at September 30, 2011	$2,000,000

Note 8 — Intangible Assets

At September 30, 2011, the composition of intangible assets were as follows:

(in thousands)	September 30, 2011	Estimated Useful Life
Amortized intangible assets:
Technology	$1,843	5 years
Trademarks	48	5 years
Customer backlog	2,112	3 to 7 years
Non-competition agreement	349	2 to 3 years
	$4,352
Accumulated amortization	(2,389)
	$1,963

Unamortized intangible assets:

Goodwill	$34,302

Estimated future amortization of the intangible assets is as follows:

(in thousands)	Year Ending December 31,
Remainder of 2011	$156
2012	534
2013	337
2014	309
2015	160
2016 and beyond	467
$1,963

Item 2.                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

BioClinica provides integrated clinical research technology solutions to pharmaceutical, biotechnology, medical device companies and other organizations such as contract research organizations, or CROs, engaged in global clinical studies. Our products and services include: medical image management, electronic image transport and archive solutions, electronic data capture, clinical data management, interactive voice and web response, clinical trial supply forecasting tools and clinical trial management software solutions. By supplying enterprise-class software and hosted solutions accompanied by expert services to fully utilize these tools, we believe that our offerings provide our clients, large and small, improved speed and efficiency in the execution of clinical studies, with reduced clinical and business risk.

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

Sales and Backlog

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has historically ranged from three to 12 months.  In addition, the contracts under which we perform services typically cover a period of three months to seven years, and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability.

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts.  In addition, our costs may increase to service our increased backlog.  Our backlog as of September 30, 2011 was $115.6 million, compared to $106.3 million at September 30, 2010.  Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions, and reductions in scope of existing projects, all of which impacted our backlog at September 30, 2011.

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

As consideration for the Purchased Assets and Assumed Liabilities, we issued 577,960 shares of our common stock, par value $0.00025 per share, valued at a volume weighted average price per share equal to $4.325560, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement).  Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration was held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). On March 25, 2011, the amounts held in escrow were released and there were no indemnification claims.  As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of BioClinica’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date.  We recorded the fair value of the acquisition of $2,468,000 based on our market value per share of $4.27 on March 25, 2010, the date of acquisition.

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

In June 2011, the FASB issued authoritative guidance that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance will be effective for BioClinica, Inc. on January 1, 2012 and will impact the presentation of the our consolidated financial statements.

In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance will be effective for BioClinica’s goodwill impairment tests performed after December 31, 2011 and is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2011 and 2010

(in thousands)	Three Months ended September 30, 2011	% of Total Revenue	Three Months ended September 30, 2010	% of Total Revenue	$ Change	% Change
Service revenues	$16,623	77.4%	$15,969	87.2%	$654	4.1%
Reimbursement revenues	4,847	22.6%	2,352	12.8%	2,495	106.1%
Total revenues	21,470	100.0%	18,321	100.0%	3,149	17.2%

Cost and expenses:
Cost of service revenues	10,434	48.6%	10,212	55.7%	222	2.2%
Cost of reimbursement revenues	4,847	22.6%	2,352	12.8%	2,495	106.1%
Sales and marketing expenses	2,081	9.7%	2,090	11.4%	(9)	(0.4)%
General and administrative expenses	2,434	11.3%	2,069	11.3%	365	17.6%
Amortization of intangible assets related to acquisitions	155	0.7%	194	1.1%	(39)	(20.1)%
Mergers and acquisitions related costs	—	0.0%	119	0.6%	(119)	(100.0)%
Restructuring costs	1,040	4.8%	—	—	1,040	—
Total cost and expenses	20,991	97.8%	17,036	93.0%	3,955	23.2%
Income from operations	479	2.2%	1,285	7.0%	(806)	(62.7)%
Interest income	2	0.0%	10	0.1%	(8)	(80.0)%
Interest expense	(14)	(0.1)%	—	—	(14)	—
Income before income tax	467	2.2%	1,295	7.1%	(828)	(63.9)%
Income tax provision	(109)	(0.5)%	(487)	(2.7)%	378	(77.6)%
Net income	$358	1.7%	$808	4.4%	$(450)	(55.7)%

Service revenues were $16.6 million for the three months ended September 30, 2011 and $16.0 million for the same period in 2010, an increase of $654,000, or 4.1%.  The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year.  Pfizer, Inc., encompassing 18 projects, represented 19.2% of our service revenue for the three months ended

September 30, 2011.  For the three months ended September 30, 2010, Pfizer Inc., encompassing 20 distinct projects, represented 19.7% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $4.8 million for the three months ended September 30, 2011 and $2.3 million for the same period in 2010, an increase of $2.5 million, or 106.1%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs.  Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues were $10.4 million for the three months ended September 30, 2011 and $10.2 million for the same period in 2010, an increase of $222,000, or 2.2%.  Cost of service revenues for the three months ended September 30, 2011 and 2010 were comprised of professional salaries and benefits and allocated overhead. The increase is primarily attributable to the additional personnel to support the growth of our Trident IWR and OnPoint CTMS products. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2011 due to increased servicing costs for our growth products.

Sales and marketing expenses were flat at $2.1 million for the three months ended September 30, 2011 and for the same period in 2010.  Sales and marketing expenses for the three months ended September 30, 2011 and 2010 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  We expect that our sales and marketing expenses will remain relatively flat for the remainder of fiscal 2011.

General and administrative expenses were $2.4 million for the three months ended September 30, 2011 and $2.1 million for the same period in 2010, an increase of $365,000, or 17.6%.  General and administrative expenses for the three months ended September 30, 2011 and 2010 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance.  The increase is due to increased information technology infrastructure costs to support our suite of clinical research solutions and increased professional fees.  We expect that our general and administrative expenses will increase for the remainder of fiscal 2011 but decrease as a percentage of total revenue going forward.

Amortization of intangible assets related to acquisitions was $155,000 for the three months ended September 30, 2011 and $194,000 for the same period in 2010, a decrease of $39,000, or 20.1%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys.  The decrease is primarily due to the completion of the amortization of the Theralys assets.  We expect that the amortization of intangible assets related to acquisitions will remain relatively flat for the remainder of fiscal 2011.

There were no merger and acquisition related costs for the three months ended September 30, 2011, as compared to $119,000 for the same period in 2010.  The three months ended September 30, 2010 included expenses resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs.

In the third quarter of 2011, we incurred $1.0 million of restructuring costs primarily related to the write-off of our office lease obligations for the facilities restructuring.  We do not anticipate any additional restructuring costs for the remainder of 2011.

Net interest expense was $12,000 for the three months ended September 30, 2011, and net interest income was $10,000 for the three months ended September 30, 2010, a decrease of $22,000, or 220%.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase is due to the capital lease obligations we entered into during 2011.

Our income tax provision was $109,000 for the three months ended September 30, 2011 and $487,000 for the same period in 2010, a decrease of $378,000, or 77.6%.  The effective tax rate is approximately 34.9% for fiscal 2011 as compared to 38.4% for fiscal 2010 at September 30, 2010.  The lower effective tax rate in fiscal 2011 is due to the credits for increasing research activities that was not reflected in the three months ended September 30, 2010 partially offset by a New Jersey state tax assessment related to prior years.

Nine Months Ended September 30, 2011 and 2010

(in thousands)	Nine Months ended September 30, 2011	% of Total Revenue	Nine Months ended September 30, 2010	% of Total Revenue	$ Change	% Change
Service revenues	$49,658	80.7%	$46,248	83.1%	$3,410	7.4%
Reimbursement revenues	11,887	19.3%	9,413	16.9%	2,474	26.3%
Total revenues	61,545	100.0%	55,661	100.0%	5,884	10.6%

Cost and expenses:
Cost of service revenues	31,432	51.1%	29,109	52.3%	2,323	8.0%
Cost of reimbursement revenues	11,887	19.3%	9,413	16.9%	2,474	26.3%
Sales and marketing expenses	6,324	10.3%	6,865	12.3%	(541)	(7.9)%
General and administrative expenses	7,027	11.4%	6,057	10.9%	970	16.0%
Amortization of intangible assets related to acquisitions	467	0.8%	473	0.8%	(6)	(1.3)%
Mergers and acquisitions related costs	162	0.3%	635	1.1%	(473)	(74.5)%
Restructuring costs	1,719	2.8%	—	—	1,719	—
Total cost and expenses	59,018	95.9%	52,552	94.4%	6,466	12.3%
Income from operations	2,527	4.1%	3,109	5.6%	(582)	(18.7)%
Interest income	6	—	18	—	(12)	(66.7)%
Interest expense	(32)	(0.1)%	(7)	—	(25)	357.1%
Income before income tax	2,501	4.1%	3,120	5.6%	(619)	(19.8)%
Income tax provision	(868)	(1.4)%	(1,198)	(2.2)%	330	(27.5)%
Net income	$1,633	2.7%	$1,922	3.4%	$(289)	(15.0)%

Service revenues were $49.7 million for the nine months ended September 30, 2011 and $46.2 million for the same period in 2010, an increase of $3.4 million, or 7.4%.  The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year.  Pfizer, Inc. encompassing 19 projects, represented 20.3% of our service revenue for the nine months ended September 30, 2011.   For the nine months ended September 30, 2010, Pfizer Inc., encompassing 21 distinct projects, represented 19.7% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $11.9 million for the nine months ended September 30, 2011 and $9.4 million for the same period in 2010, an increase of $2.5 million, or 26.3%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs.  Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues were $31.4 million for the nine months ended September 30, 2011 and $29.1 million for the same period in 2010, an increase of $2.3 million, or 8.0%.  Cost of service revenues for the nine months ended September 30, 2011 and 2010 were comprised of professional salaries and benefits and allocated overhead. The increase is primarily attributable to the progressive increase in personnel throughout 2010 to build operational readiness for our eClinical offerings, including supporting the operational launch of our Trident IVR/IWR product, increase in consulting activities and additional personnel assumed with the TranSenda acquisition and to support the growth of our OnPoint CTMS product. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2011 due to increased servicing costs for our newly released products.

Sales and marketing expenses were $6.3 million for the nine months ended September 30, 2011 and $6.9 million for the same period in 2010, a decrease of $541,000, or 7.9%.  Sales and marketing expenses for the nine months ended September 30, 2011 and 2010 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The decrease is primarily due to the higher marketing expenditures incurred last year to launch our OnPoint CTMS product and to ready the launch of our Trident IVR/IWR product.  We expect that our sales and marketing expenses will remain relatively flat for the remainder of fiscal 2011.

General and administrative expenses were $7.0 million for the nine months ended September 30, 2011 and $6.1 million for the same period in 2010, an increase of $970,000, or 16.0%.  General and administrative expenses for the nine months ended September 30, 2011 and 2010 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance.  The increase is due to the inclusion of costs from the acquisition of TranSenda, increased professional fees and increased technology infrastructure costs to support our suite of clinical research solutions.  We expect that our general and administrative expenses will increase for the remainder of fiscal 2011 but decrease as a percentage of total revenue going forward..

Amortization of intangible assets related to acquisitions were $467,000 for the nine months ended September 30, 2011 and $473,000 for the nine months ended September 30, 2010, a decrease of $6,000, or 1.3%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys.  We expect that the amortization of intangible assets related to acquisitions will remain relatively flat for the remainder of fiscal 2011.

Mergers and acquisition related costs were $162,000 for the nine months ended September 30, 2011, and

$635,000 for the same period in 2010, a decrease of $473,000, or 74.5%.  The nine months ended September 30, 2010 included expenses resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs.  The nine months ended September 30, 2011 includes $114,000 for the accretion related to the change in the fair value of the second earn-out payment associated with the Tourtellotte acquisition.

Restructuring costs were $1.7 million for the nine months ended September 30, 2011 and there were no restructuring costs for the nine months ended September 30, 2010.  The launch of our BioPacs imaging management system and the release of our  integrated BioRead image review software further enhances the quality of our imaging corelab service offering and has enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations.  As a result, in 2011, we realigned our global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for the nine months ended September 30, 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.  We do not anticipate any additional restructuring costs for the remainder of 2011.

Net interest expense was $26,000 for the nine months ended September 30, 2011, and net interest income was $11,000 for the nine months ended September 30, 2010, a decrease of $37,000, or 336%.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in net interest expense is due to the capital lease obligations we entered into during 2011.

Our income tax provision was $868,000 for the nine months ended September 30, 2011 and $1.2 million for the nine months ended September 30, 2010, a decrease of $330,000, or 27.5%.  The effective tax rate is approximately 34.9% for fiscal 2011 as compared to 38.4% for fiscal 2010 at September 30, 2010.  The lower effective tax rate in fiscal 2011 is due to the credits for increasing research activities that was not reflected in the nine months ended September 30, 2010 partially offset by a New Jersey state tax assessment related to prior years.

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

Statement of Cash Flow for the nine months ended September 30, 2011 compared to September 30, 2010

(in thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net cash provided by operating activities	$5,903	$3,073
Net cash used in investing activities	$(4,195)	$(6,079)
Net cash provided by financing activities	$115	$251

At September 30, 2011, we had cash and cash equivalents of $12.3 million.  Working capital, defined as current assets minus current liabilities, at September 30, 2011 was $10.4 million.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $5.9 million as compared to $3.1 million for the nine months ended September 30, 2010.  This increase from the prior year is primarily due to the increase in accrued expenses and accounts payable as compared to the decrease in the same period in the prior year.

Net cash used in investing activities for the nine months ended September 30, 2011 was $4.2 million as compared to net cash used in investing activities of $6.1 million for the nine months ended September 30, 2010.  This decrease is primarily due to less capitalized software costs for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  We currently anticipate that capital expenditures for fiscal 2011 will be approximately $6.0 million, funded by cash from operations, as compared to $7.2 million for fiscal 2010. These expenditures primarily represent capitalization of software costs and network and data center computer equipment.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $115,000 as compared to $251,000 for the nine months ended September 30, 2010.  The difference from the prior year was primarily due to our purchase of treasury shares for $784,000 for the nine months ended September 30, 2011 along with entering into $918,000 of sale/leaseback transactions to finance the purchase of property and equipment in 2011.

The following table lists our cash contractual obligations as of September 30, 2011:

	Payments Due By Period
(in thousands) Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility rent operating leases	$18,427	$2,748	$5,348	$5,003	$5,328
Capital lease	1,633	342	722	569	—
Employment agreements	1,291	1,015	276	—	—
Earn-out for Tourtellotte acquisition	2,000	2,000	—	—	—
Total contractual cash obligations	$23,351	$6,105	$6,346	$5,572	$5,328

On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank expiring May 5, 2012.  In April 2011, we extended the expiration date of this line of credit to May 4, 2013. Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage.  The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of September 30, 2011, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of four equipment lease obligations with the same bank at September 30, 2011. In 2011, we entered into three capital lease obligations totaling $918,000 consisting of sale/leaseback transactions.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  As of September 30, 2011, there have been no changes to such critical accounting policies and estimates.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds.  Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Foreign Currency Risk

Under our current foreign exchange rate risk management policy, we monitor our exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands and France subsidiaries.  Accordingly, we had purchased monthly Euro call options in prior years and may purchase them in the future to hedge against this exposure.  During the nine months ended September 30, 2011 and 2010, we did not purchase any Euro call options, because our foreign currency needs were generally met by the cash flow generated by our Euro denominated contracts.  As of September 30, 2011, there were no outstanding derivative positions.

Upon expiration or ineffectiveness of any derivatives, we would record a gain or loss from such derivatives that are deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Income based on the nature of the underlying cash flow hedged.

Item 4.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of September 30, 2011, the end of the period covered by this report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at September 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There was no change in our internal controls over financial reporting that occurred during the third quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Contracts with one client, Pfizer, Inc., which encompassed 19 projects, represented 20.3% of our service revenues for the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, Pfizer, Inc. represented 29.7% of our service revenue, encompassing 21 projects.  The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $115.6 million at September 30, 2011 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

We made one acquisition in the first quarter of 2010, two acquisitions in the third quarter of 2009, and may engage in future acquisitions, which may be expensive and time consuming, and from which we may not realize anticipated benefits.

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

During the nine months ended September 30, 2011, a portion of our service revenues were denominated in foreign currency.  Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated.

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

As of September 30, 2011, we had the following capital structure (in thousands):

Common stock outstanding	15,663

Common stock issuable upon:
Exercise of options which are outstanding	1,720
Restricted stock units outstanding	445
Number of shares remaining under equity plan which have not been granted	837

Total common stock outstanding assuming exercise or conversion of all of the above	18,665

As of September 30, 2011, there were outstanding options to purchase 1.7 million shares of our common stock at exercise prices ranging from $1.10 to $8.06 per share (exercisable at a weighted average price of $5.01 per share), of which 1.2 million options were then exercisable. Exercise of the outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.  In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock.  As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of September 30, 2011, we had 15.7 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable.  As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 22% of the outstanding shares of common stock and restricted stock units and stock options that could have been converted to common stock at September 30, 2011, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2011 and September 30, 2011, our common stock has traded at a low of $4.20 per share and a high of $5.60 per share.

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

Certain provisions of our stockholder rights plan, charter and Delaware law could make a takeover difficult and may prevent or frustrate attempts by our stockholders to replace or remove our management team.

We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted into common stock and 36,000 shares designated as Series A Junior Participating Preferred Stock under our stockholder rights plan as previously disclosed.  The remaining 1,714,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designations as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner.  Our board of directors also adopted a stockholder rights plan, dated as of July 20, 2009, as amended and restated on March 23, 2011, similar to plans adopted by many other publicly traded companies.  The stockholder rights plan is intended to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors.

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

The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 — July 31, 2011	26,200	$4.78	26,200	$1,317,507
August 1 — August 31, 2011	19,000	$4.75	19,000	$1,226,614
September 1 — September 30, 2011	6,500	$4.84	6,500	$1,194,918
Total	51,700		51,700

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

101.1                     Financial statements from the Quarterly Report on Form 10-Q of BioClinica, Inc. for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL (Extensible Business Reporting language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.

DATE: November 14, 2011	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2011	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)