Form 10-K
period 2011-12-31
BIOCLINICA INC
filed 2012-02-27
CIK 822418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes:☐ No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes: ☐ No: ☒

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes: ☒ No:☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes: ☐No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $63.3 million on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the close price on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of January 31, 2012:

Class	Number of Shares
Common Stock, $.00025 par value	15,645,794

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Our vision is to build critical mass in the complementary disciplines of clinical research related to data collection and processing — especially those which can benefit from our information technology products and support services — and to integrate these offerings in ways that yield efficiency and value for our clients. Our goal is to provide demonstrable benefits to sponsor clients through this strategy, that is, more reliable, faster and less expensive drug development. We believe that the outsourcing of these services should continue to increase in the future because of continued pressure on clinical trial sponsors, including factors such as: the need to more tightly manage costs, capacity limitations, reductions in marketing exclusivity periods, the desire to reduce development time, increased globalization of clinical trials, productivity challenges, imminent patent expirations, and more stringent regulation. We believe these trends will continue to create opportunities for companies like BioClinica that are focused on improving the efficiency of drug and medical device development.

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

On September 16, 2009, BioClinica acquired Tourtellotte Solutions, Inc., a private Massachusetts software firm.  Tourtellotte Solutions’ supply chain simulation software added a new enterprise-class offering to our product line, and their interactive voice, or IVR, interactive web, or IWR, technology developments greatly advanced BioClinica’s capabilities in this area.

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

Medical Imaging Solutions

BioClinica provides a broad array of medical imaging management solutions to support clinical development. Medical image data are received by us from clinical trial sites located throughout the world. We have developed systems and procedures for data tracking and quality control that we believe to be of significant value to our clients. Our facilities in the U.S. and Europe are equipped with specialized hardware and software for the digitization of films and translation of digital data, enabling data to be standardized, regardless of its source. We believe our ability to handle most commercially available image file formats is a valuable technical asset and an important competitive advantage in gaining new business from large, global, multi-center clinical trials.

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

BioClinica WebSend provides our clients with a streamlined electronic transport solution to facilitate the blinding, sharing, tracking, and archiving of medical images for multi-center clinical trials as part of our suite of imaging services.  Most clinical studies use courier services to transport large medical image files — a process that can be slow, cumbersome, and prone to error. BioClinica WebSend provides investigator sites with a simple tool to complete transmittal forms with full validation of protocol-specific requirements and send large image studies directly to BioClinica in minutes via an Internet connection. BioClinica extends WebSend functionality to facilitate electronic sharing, tracking, analysis, and archiving of medical images for single or multi-center clinical trials with imaging endpoints.

Clients are increasingly using imaging criteria for inclusion/exclusion criteria. This use requires extremely rapid turn-around reads. We believe that the combination of WebSend and BioRead offers the optimal tool for this work because it allows us, at our client’s discretion, to provide the images to an expert in the field to facilitate the review of the images from the expert’s remote location, with the utmost possible speed in transport. Imaging information can also be integrated with BioClinica Express electronic data capture, or EDC, to further simplify and enhance the clinical trial process and improve the visibility of clinical data for life science companies.

Electronic Data Capture (EDC)

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

IVR/IWR Interactive Response Solutions

BioClinica Trident IWR is a next-generation interactive voice response IVR/IWR system that was released in 2010. It is parameter-driven, built specifically for the web, and is able to support rapid, flexible customization that supplies greater control over cost and data than legacy clinical IVR systems. Process knowledge and expertise in IVR/IWR, simulation and forecasting, and clinical supplies combined with other innovations, has led to the development of Trident IWR.

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

Clinical Supply Forecasting and Optimization

BioClinica Optimizer clinical supply forecasting and optimization is a product that allows biopharmaceutical companies to simulate, forecast, and optimize their clinical supply chain. Optimizer allows clients to design unlimited supply chain scenarios and vary relevant study parameters — from a global level down to a site level. Simulated results can be analyzed and modified to create the ideal clinical supply chain.  Simulation is a process that replicates a real-world system or environment in order to predict actual behavior. Simulating study scenarios can help identify and mitigate supply crisis, study delays, and unnecessary overages. Optimizer helps define the minimum thresholds for site stock and local country depots using specific shipping lead times. Finding the maximum unpredictable demand over time allows users to change their minimum stock levels as the study progresses, e.g. dropping off as enrollment or other unpredictable events become complete. BioClinica offers Optimizer both through software licensing and as an outsourced service to make these benefits accessible to organizations of any size.

Clinical Trial Management Systems, or CTMS

BioClinica OnPoint CTMS is an application that helps sponsors and CROs better manage business and operational processes for clinical trials by capturing and manipulating the trial data electronically. BioClinica OnPoint includes: applications to manage data related to clinical sites, personnel, subjects, and clinical supplies; scheduling, tracking, and monitoring performance; site payments; study document management; vendors; and more.

BioClinica OnPoint leverages Microsoft® SharePoint, Microsoft® Office, and BioClinica technologies to provide superior team collaboration, connectivity, and efficiency in a multi-site environment; it is the only CTMS capable of fully utilizing the Microsoft Office environment. OnPoint also interfaces with a variety of systems, such as EDC and IVR/IWR systems, to fully integrate all clinical operational data.  The CTMS product line also includes the BioClinica Clinical Payment Manager.  Most financial systems do not have the functions or the flexibility needed to efficiently track payments specific to clinical trials; and manual payment calculation can involve extensive sorting through trial activity and contracts—a process that takes time, limits visibility and is often prone to error. This results in one of the leading complaints of investigators—a lack of timely and accurate payments. Offered as both a stand-alone system or fully integrated with BioClinica CTMS, Clinical Payment Manager also works with Microsoft Office software to further maximize efficiency.

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

Intellectual Property

Proprietary intellectual property protection for our computer-imaging programs, processes and expertise is important to our business.  We have developed certain technically-derived procedures and computer software applications that are intended to increase the effectiveness and quality of our services.  We rely upon patents, trademarks, copyrights, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.  We have claimed trademark protection for BioClinica.  We hold patents for the two DEXA phantoms, titled “Spine and Variable Composition Phantoms”, which we sell to trial sites.  We cannot assure you that we can limit unauthorized or wrongful disclosures of trade secrets or otherwise confidential information.  In addition, to the extent we rely on trade secrets and know-how to maintain our competitive technological position, we cannot assure you that others may not develop independently the same, similar or superior techniques. Although our intellectual property rights are important to the results of our operations, we believe that other factors, such as our independence, process knowledge, technical expertise and experience are more important, and that, overall, these technological capabilities offer significant benefits to our clients.

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

Significant Clients

Contracts with one client, Pfizer Inc., which encompassed 21 projects, represented 19.8% of our service revenues for the year ended December 31, 2011.  Contracts with Pfizer, Inc., which encompassed 22 projects, represented 19.9% of our service revenues for the year ended December 31, 2010.  No one client represented more than 10% of our service revenues for the year ended December 31, 2009.  Contracts are terminable by our clients at any time and for any reason.  The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

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

Employees

As of December 31, 2011, we had 522 full-time employees, three of whom were executive officers.

Of our employees, as of December 31, 2011, 35 were engaged in sales and marketing, 439 were engaged in client-related projects, and 45 were engaged in administration and management.  A significant number of our management and professional employees have prior industry experience.  We believe that we have been successful in attracting skilled and experienced personnel; however, it remains a competitive market for recruiting such personnel.  As of February 28, 2012, we have employment agreements with three of our executive officers.  See “Item 11.  Executive Compensation”.  We consider relations with our employees to be good.

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

The current extended economic downturn may adversely impact our ability to grow our business.

The current extended economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future.  The fallen equity markets and adverse credit markets may make it difficult for us to raise capital or procure credit in the future to fund the growth of our business, which could have a negative impact on our business and results of operations and limit our ability to pursue acquisitions.

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

Contracts with one client, Pfizer Inc., which encompassed 21 projects, represented 19.8% of our service revenues for the year ended December 31, 2011.  Contracts with Pfizer, Inc., which encompassed 22 projects, represented 19.9% of our service revenues for the year ended December 31, 2010.  The loss of business from a significant client or our failure to continue to obtain new business to replace completed or canceled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $123.1 million at December 31, 2011 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

During the year ended December 31, 2011, a portion of our service revenues were denominated in foreign currency.  Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated.

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

The current extended economic downturn coupled with the current regulatory environment could have a negative impact on the pharmaceutical, biotechnology and medical device industries.

The current extended economic downturn and adverse conditions in the national and global markets may negatively affect our operations in the future. Our revenues are contingent upon the research and development expenditures by pharmaceutical, biotechnology and medical device companies.  Some companies in these industries have found it difficult to raise capital in the equity and debt markets or through traditional credit markets to fund research and development.  In addition, increased regulatory scrutiny from the FDA may have increased the costs of research and development for these companies.  These companies have responded to the current extended economic downturn and regulatory environment by postponing, attenuating or cancelling clinical trials projects, or portions thereof, which may reduce the need for our services.  As a result, our revenues may be similarly decreased.  Furthermore, while our revenues may decrease, our costs may remain relatively fixed, resulting in decreased earnings.

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

As of December 31, 2011, we had the following capital structure (in thousands):

Common stock outstanding	15,650

Common stock issuable upon:
Exercise of options which are outstanding	1,662
Exercise of options which have not been granted	836
Restricted stock units outstanding	427

Total common stock outstanding assuming exercise or conversion of all of the above	18,575

As of December 31, 2011, we had outstanding options to purchase 1.7 million shares of common stock at exercise prices ranging from $1.16 to $8.06 per share (exercisable at a weighted average of $5.15 per share), of which 1.2 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.  In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock.  As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of December 31, 2011, we had 15.6 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable.  As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 22% of the outstanding shares of common stock and restricted stock units and stock options that could have been converted to common stock at December 31, 2011, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock. Between January 1, 2011 and December 31, 2011, our common stock has traded at a low of $4.10 per share and a high of $5.60 per share.  Between January 1, 2012 and February 22, 2012, our common stock has traded at a low of $4.25 per share and a high of $5.75 per share.

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

Certain provisions of our stockholder rights plan, charter and Delaware law could make a takeover more difficult and may also make it difficult for our stockholders to replace or remove our board of directors.

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

Item 1B.                Unresolved Staff Comments.

None.

Item 2.                   Properties.

We lease 60,600 square feet of office space located in Newtown, Pennsylvania.  This lease expires November 2018 and provides for a fixed base rent of $95,350 per month with an annual inflation increase.  We lease 9,300 square feet of additional office space located in Newtown, Pennsylvania for $8,500 per month in base rent, which expires May 2014. We also lease 36,143 square feet of office space in Audubon, Pennsylvania for $69,270 per month in base rent, which expires January 2019.  In addition, we lease 11,730 square feet of office space in Leiden, the Netherlands and another 6,265 square feet in Lyon, France.  These leases are denominated in the Euro and expire in April 2013 and May 2017, respectively.  The base rent for the Netherlands is $19,600 per month and the base rent for Lyon is $11,600, based upon the conversion rate as of December 31, 2011, with an annual inflation increase.  We periodically review our office space requirements and may increase the amount of office space we lease as needed.

Item 3.                   Legal Proceedings.

In the normal course of business, we may be a party to legal proceedings.  We are not currently a party to any material legal proceedings.

Item 4.                   Mine Safety Disclosures

Not applicable.

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

Quarter	Common Stock
Ended	High	Low

March 31, 2010	5.93	4.08
June 30, 2010	5.46	3.95
September 30, 2010	4.46	3.13
December 31, 2010	4.77	3.50
March 31, 2011	5.60	4.20
June 30, 2011	5.60	4.76
September 30, 2011	5.16	4.40
December 31, 2011	4.85	4.10

As of January 31, 2012, the number of holders of record of our common stock was 74 and the approximate number of beneficial holders, investors who hold our shares through brokers, of our common stock was 2,500.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.  We expect that any earnings which we may realize will be retained to finance our growth.

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	1,662,154	$5.15	836,458
Equity compensation plans not approved by security holders	—	—	—
Total	1,662,154	$5.15	836,458

The following table provides information relating to our repurchase of common stock in the fourth quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 — October 31, 2011	25,700	$4.51	25,700	$1,084,057
November 1 — November 30, 2011	17,500	$4.43	17,500	$1,006,562
December 1 — December 31, 2011	30,600	$4.34	30,600	$873,796
Total	73,800		73,800

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

STOCK PRICE PERFORMANCE GRAPH

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “BIOC”. The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the common stock for the period from December 31, 2006 through December 31, 2011, with the cumulative total return of the NASDAQ U.S. Stock Index and the NASDAQ Health Services Index over the same period. The comparison assumes $100 was invested on December 31, 2006 in our common stock, in the NASDAQ U.S. Stock Index and in the NASDAQ Health Services Index and assumes reinvestment of dividends, if any.

	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011
BioClinica, Inc.	100.00	100.25	45.41	52.48	52.48	52.73
NASDAQ U.S. Stock Index	100.00	108.45	52.30	75.12	89.18	113.81
Nasdaq Health Services Index	100.00	130.71	95.46	126.20	152.14	144.09

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

For the years ended,

(in thousands, except per share data and number of employees)

	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
CONTINUING OPERATIONS
Service revenue	$67,993	$62,714	$57,393	$56,181	$37,543
Total revenue	83,964	75,188	72,723	69,116	47,254
Income from continuing operations before interest and taxes	4,374	4,318	4,688	8,480	4,848
Income from continuing operations, net of taxes	2,798	2,753	2,959	5,791	3,343

Basic earnings per share:
Income from continuing operations	0.18	0.18	0.21	0.42	0.29

Diluted earnings per share:
Income from continuing operations	0.17	0.17	0.20	0.40	0.26

Weighted average shares used to calculate earnings per share:
Basic	15,652	15,035	14,354	13,752	11,616
Diluted	16,432	15,874	15,100	14,469	12,745

FINANCIAL POSITION
Cash, cash equivalents	$12,575	$10,443	$14,570	$14,265	$17,915
Working capital	11,555	8,606	7,302	7,918	9,721
Total assets	90,063	80,029	75,337	69,208	43,057
Other liabilities	1,574	2,766	2,162	641	597
Stockholders’ equity	58,060	54,879	48,535	43,412	23,529

OTHER DATA
Purchases of property and equipment and capitalized software development costs	$5,767	$7,193	$4,258	$2,916	$3,928
Depreciation and amortization	4,597	3,452	2,711	2,266	2,335
Number of employees	522	475	479	474	337
Restructuring charges	1,719	—	466	—	—

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

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts.  In addition, our costs may increase to service our increased backlog.  Our backlog as of December 31, 2011 was $123.1 million, compared to $110.7 million at December 31, 2010.  Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions, and reductions in scope of existing projects, all of which impacted our backlog at December 31, 2011.

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

As consideration for the Purchased Assets and Assumed Liabilities, we paid 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.32556, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement).  Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement, which was subsequently released). As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of BioClinica’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date.  We recorded the fair value of the acquisition of $2,468,000 based on our market value of $4.27 on March 25, 2010, the date of acquisition.

On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc., or Tourtellotte. Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry.  The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, we agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets, hereinafter referred to as the “earn-out”.  In December 2010, pursuant to obtaining certain milestones, we paid to the sellers of Tourtellotte, $1.2 million in cash and 350,000 shares of our common stock.  At December 31, 2011, the fair value of the remaining cash earn-out of $2.0 million has been recorded as a liability. We used cash from operations to fund the cash purchase price for Tourtellotte.

On August 27, 2009, BioClinica acquired the CardioNow unit of Agfa Healthcare, or CardioNow.  CardioNow has developed a web-based system for the secure transmission of medical cardiac images. The software was specifically developed for and marketed to the invasive cardiology departments of hospitals within the United States.  BioClinica integrated and enhanced the CardioNow software and service to offer our clients a streamlined electronic transport solution to facilitate the blinding, sharing, tracking and archiving of medical images for multi-center clinical trials as part of our suite of imaging services.  The purchase price for CardioNow consisted of cash consideration paid to Agfa Healthcare of $1 million. We paid the purchase price for CardioNow with cash from operations.

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

On an on-going basis, we evaluate our estimates.  The most significant estimates relate to the recognition of revenue and profits based on the proportional performance method of accounting for fixed service contracts, accounting for acquisitions and the related goodwill and intangible assets, capitalization of software development costs, income taxes and fair value accounting for stock based compensation.

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

We use a discounted cash flow model to estimate the current fair value of the reporting unit when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value.  A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth rate, operating profit margins, discount rate, tax rates, capital spending, and working capital changes.  We consider market participant assumptions in estimating fair value of the reporting unit.  Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process.  Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.  At December 31, 2011, we conducted the required annual test of impairment.  In 2011, the estimated fair values of the clinical trial services reporting unit was in excess of its carrying values, resulting in no impairment.

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

Foreign Currency Risks

Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated.  A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $87,000 and $200,000 to our net asset position, at December 31, 2011 and December 31, 2010, respectively.  In addition, certain of our contracts are denominated in foreign currency.  We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations.  In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses.  We were in a net asset position at December 31, 2011 and December 31, 2010.  An increase in the exchange rate would result in less net assets when converted to U.S. dollars.  Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

We hedge our foreign currency exposure when and as appropriate to mitigate the adverse impact of fluctuating exchange rates.  As of December 31, 2011 and 2010, there are no outstanding derivative positions.

Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010.

(in thousands)	2011	% of Total Revenue	2010	% of Total Revenue	$ Change	% Change

Service revenues	$67,993	81.0%	$62,714	83.4%	$5,279	8.4%
Reimbursement revenues	15,971	19.0%	12,474	16.6%	3,497	28.0%

Total revenues	83,964	100.0%	75,188	100.0%	8,776	11.7%

Cost and expenses:
Cost of service revenues	42,217	50.3%	39,559	52.6%	2,658	6.7%
Cost of reimbursement revenues	15,971	19.0%	12,474	16.6%	3,497	28.0%
Sales and marketing expenses	8,726	10.4%	9,004	12.0%	(278)	(3.1)%
General and administrative expenses	10,172	12.1%	8,446	11.2%	1,726	20.4%
Amortization of intangible assets related to acquisitions	623	0.7%	638	0.8%	(15)	(2.4)%
Restructuring charges	1,719	2.0%	—	0.0%	1,719	—
Merger and acquisition related costs	162	0.2%	749	1.0%	(587)	(78.4)%

Total cost and expenses	79,590	94.8%	70,870	94.3%	8,720	12.3%

Income from operations	4,374	5.2%	4,318	5.7%	56	1.3%

Interest income	8	—	23	—	(15)	(65.2)%
Interest expense	(48)	(0.1)%	(12)	—	(36)	(300.0)%

Income before income tax	4,334	5.2%	4,329	5.8%	5	0.1%

Income tax provision	(1,536)	(1.8)%	(1,576)	(2.1)%	40	2.5%

Net Income	$2,798	3.3%	$2,753	3.7%	$45	1.6%

The Consolidated Statement of Income for the twelve months ended December 31, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.

Service revenues were $68.0 million for fiscal 2011 and $62.7 million for fiscal 2010, an increase of $5.3 million, or 8.4%.  The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year.  Pfizer, Inc., encompassing 21 projects, represented 19.8% of our service revenue for fiscal 2011.  Pfizer, Inc., encompassing 22 projects, represented 19.9% of our service revenue for fiscal 2010.

Reimbursement revenues and cost of reimbursement revenues were $16.0 million for fiscal 2011 and $12.5 million for fiscal 2010, an increase of $3.5 million, or 28.0%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs.  Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues were $42.2 million for fiscal 2011 and $39.6 million for fiscal 2010, an increase of $2.6 million, or 6.7%.  Cost of service revenues for fiscal 2011 and fiscal 2010 were comprised of professional salaries and benefits and allocated overhead.  The increase is primarily attributable to the additional personnel to support the growth of our Trident IWR and OnPoint CTMS products. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for fiscal 2012 due to increased servicing costs to support the growth of our Trident IWR and OnPoint CTMS products.

Sales and marketing expenses were $8.7 million for fiscal 2011 and $9.0 million for fiscal 2010, a decrease of $278,000 or 3.1%.  Sales and marketing expenses for fiscal 2011 and fiscal 2010 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The decrease is due to our hiring of marketing personnel to incur less external marketing costs.  We expect that our sales and marketing costs will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

General and administrative expenses were $10.2 million for fiscal 2011 and $8.4 million for fiscal 2010, an increase of $1.7 million or 20.4%.  General and administrative expenses for fiscal 2011 and fiscal 2010 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to increased information technology personnel and costs to support our technology needs.  We expect that our general and administrative expenses will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

Amortization of intangible assets related to acquisitions was $623,000 for fiscal 2011 and $638,000 for fiscal 2010, a decrease of $15,000, or 2.4%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys.  The decrease is primarily due to the completion of the amortization of the Theralys assets.  We expect that the amortization of intangible assets related to acquisitions will decrease for fiscal 2012 due to the completion of amortization of certain intangible assets.

Restructuring costs were $1.7 million for fiscal 2011 and $0 for fiscal 2010.  The launch of our BioPacs imaging management system and the release of our integrated BioRead image review software further enhances the quality of our imaging corelab service offering and has enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations.  As a result, in 2011, we realigned our global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for fiscal 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.  We do not anticipate any additional restructuring costs for fiscal 2012.

Merger and acquisition related costs were $162,000 for fiscal 2011 and $749,000 for fiscal 2010, a decrease of $587,000, or 78.4%.  Fiscal 2010 included expenses resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs.

Fiscal 2011 includes $114,000 for the accretion related to the change in the fair value of the second earn-out payment associated with the Tourtellotte acquisition.

Net interest expense was $40,000 for fiscal 2011 compared to $11,000 of interest income for fiscal 2010, a decrease of $51,000.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in expense is due to the capital lease obligations we entered into during 2011.

Our income tax provision was $1.5 million for fiscal 2011 and $1.6 million for fiscal 2010.  Our effective tax rate was 35% for fiscal 2011 and 36% for fiscal 2010.  The lower effective tax rate in fiscal 2011 is due to the credits for increasing research activities partially offset by a New Jersey state tax assessment related to prior years.

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009.

(in thousands)	2010	% of Total Revenue	2009	% of Total Revenue	$ Change	% Change

Service revenues	$62,714	83.4%	$57,393	78.9%	$5,321	9.3%
Reimbursement revenues	12,474	16.6%	15,330	21.1%	(2,856)	(18.6)%

Total revenues	75,188	100.0%	72,723	100.0%	2,465	3.4%

Cost and expenses:
Cost of service revenues	39,559	52.6%	35,630	49.0%	3,929	11.0%
Cost of reimbursement revenues	12,474	16.6%	15,330	21.1%	(2,856)	(18.6)%
Sales and marketing expenses	9,004	12.0%	8,052	11.1%	952	11.8%
General and administrative expenses	8,446	11.2%	7,414	10.2%	1,032	13.9%
Amortization of intangible assets related to acquisitions	638	0.8%	489	0.7%	149	30.5%
Restructuring charges	—	—	466	0.6%	(466)	(100)%
Merger and acquisition related costs	749	1.0%	654	0.9%	95	14.5%

Total cost and expenses	70,870	94.3%	68,035	93.6%	2,835	4.2%

Income from operations	4,318	5.7%	4,688	6.4%	(370)	(7.9)%

Interest income	23	—	41	0.1%	(18)	(43.9)%
Interest expense	(12)	—	(13)	—	1	7.7%

Income before income tax	4,329	5.8%	4,716	6.5%	(387)	(8.2)%

Income tax provision	(1,576)	(2.1)%	(1,757)	(2.4)%	181	(10.3)%

Net Income	$2,753	3.7%	$2,959	4.1%	$(206)	(7.0)%

The Consolidated Statement of Income for the twelve months ended December 31, 2010 excludes the financial results of TranSenda from the acquisition date of March 25, 2010 through March 31, 2010 due to immateriality of TranSenda’s results of operations for that period.

The results of operations of CardioNow and Tourtellotte are included in the Consolidated Statements of Income for the period ended December 31, 2009 from the respective acquisition dates of August 27, 2009 and September 15, 2009.

Service revenues were $62.7 million for fiscal 2010 and $57.4 million for fiscal 2009, an increase of $5.3 million, or 9.3%.  The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year.  Pfizer, Inc., encompassing 22 projects, represented 19.9% of our service revenue for fiscal 2010.   No one client accounted for more than 10% of service revenues for fiscal 2009.

Reimbursement revenues and cost of reimbursement revenues were $12.5 million for fiscal 2010 and $15.3 million for fiscal 2009, a decrease of $2.8 million, or 18.6%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs.  Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues were $39.6 million for fiscal 2010 and $35.6 million for fiscal 2009, an increase of $4.0 million, or 11.0%.  Cost of service revenues for fiscal 2010 and fiscal 2009 were comprised of professional salaries and benefits and allocated overhead.  The increase is due to additional personnel from the Tourtellotte and TranSenda acquisitions.  The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period.

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

Restructuring costs were $0 for fiscal 2010 and $466,000 for fiscal 2009.   In the second quarter of fiscal 2009, in order to streamline the operations and reduce costs, management decided to eliminate certain positions and consolidate redundant departments. This resulted in restructuring charges of $466,000 consisting of $439,000 in employee severance and $27,000 in other close down costs.  We have paid the $466,000 in the third and fourth quarters of fiscal 2009 and nothing was left to be paid from the restructuring at December 31, 2010.

Merger and acquisition related costs were $749,000 for fiscal 2010 and $654,000 for fiscal 2009, an increase of $95,000, or 14.5%.   Fiscal 2010 includes expenses of $447,000 resulting directly from merger and acquisition activities for the TranSenda acquisition such as legal, accounting and other due diligence and integration costs.  Also included in this cost is $302,000 of accretion related to the change in fiscal 2010  in the fair value of the earn-out payments associated with the Tourtellotte acquisition.  Fiscal 2009 includes expenses of $560,000 consisting of costs resulting directly from merger and acquisition activities for the Tourtellotte and CardioNow acquisitions such as legal, accounting and investment banking fees and other due diligence and integration costs.  Also included in this cost is $94,000 of accretion related to the change in the fair value of earn-

out payments associated with the Tourtellotte acquisition from the purchase price recorded at the date of acquisition to December 31, 2009.

Net interest income was $11,000 for fiscal 2010 and $28,000 for fiscal 2009, a decrease of $17,000, or 60.7%.  Net interest income is comprised of interest income earned on our cash balance and interest expense incurred on equipment lease obligations.  The decrease is due to lower average daily cash balances and lower interest rates earned on deposits.

Our income tax provision was $1.6 million for fiscal 2010 and $1.8 million for fiscal 2009.  Our effective tax rate from continuing operations was 36% for fiscal 2010 and 37% for fiscal 2009.  The lower effective tax rate in fiscal 2010 was due to the application of the credits for increasing research activities.

Liquidity and Capital Resources

Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures.

Statement of Cash Flow for the year ended December 31, 2011 compared to December 31, 2010 and December 31, 2009.

(in thousands)	2011	2010	2009
Net cash provided by activities from continuing operations	$7,726	$3,992	$7,552
Net cash used in investing activities from continuing operations	$(5,767)	$(8,450)	$(7,713)
Net cash provided by (used in) financing activities from continuing operations	$197	$348	$(43)

At December 31, 2011, we had cash and cash equivalents of $12.6 million.  Working capital, defined as current assets minus current liabilities, at December 31, 2011 was $11.6 million as compared to working capital of $8.6 million at December 31, 2010 and $7.3 million at December 31, 2009.

Net cash provided by continuing operating activities was $7.7 million for fiscal 2011 compared to net cash provided by operating activities of $4.0 million for fiscal 2010.  This increase from the prior year is primarily due to better cash management in our accounts payable and accrued expenses at December 31, 2011.

Net cash used in investing activities was $5.8 million for fiscal 2011 and $8.5 million for fiscal 2010.  This decrease is primarily due to the cash payment of $1.3 million for the TranSenda acquisition in 2010 and the $1 million decrease in purchases of property and equipment in 2011.

Net cash provided by financing activities was $197,000 for fiscal 2011 compared to net cash provided by financing activities of $348,000 for fiscal 2010.  The difference from the prior year was primarily due to our entering into $1.3 million of sale/leaseback transactions to finance the purchase of property and equipment in 2011 offset by the purchase of treasury shares for $1.1 million in fiscal 2011.

The following table lists our cash contractual obligations as of December 31, 2011:

	Payments Due By Period
(in thousands) Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility rent operating leases	17,798	2,884	5,220	4,985	4,709
Employment agreements	1,970	971	999	—	—
Earn-outs for Tourtellotte acquisition	2,000	2,000	—	—	—
Capital lease	1,958	423	893	642	—
Total contractual cash obligations	$23,726	$6,278	$7,112	$5,627	$4,709

On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012.  In April 2011, the Company extended the expiration date of this line of credit to May 4, 2013.    Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage.  The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of December 31, 2011, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of five equipment lease obligations with the same bank at December 31, 2011.   In 2011, we entered into four capital lease obligations totaling $1.3 million consisting of sale/leaseback transactions.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

On February 22, 2012, the Company entered into an employment agreement with its President and Chief Executive Officer effective February 29, 2012 and expires on February 28, 2015.  In addition, the Company has employment agreements with its Chief Financial Officer and the President of eClinical Solutions.  The Chief Financial Officer’s agreement expires January 31, 2013 and is renewable on an annual basis.  The President of eClinical Solutions’ agreement expires September 30, 2012 and is renewable on an annual basis.  The aggregate amount due from January 1, 2012 through the expiration under these agreements was $1,970,000.

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

Recently Issued Accounting Statements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011 with early adoption permitted. We early adopted ASU 2011-05 and this did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Risk

Under our current foreign exchange rate risk management policy, we monitor our exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands and France subsidiaries.  Accordingly, we had purchased monthly Euro call options in prior years and may purchase them in the future to hedge against this exposure.  During the year ended December 31, 2011 and 2010, we did not purchase any Euro call options, because our foreign currency needs were generally met by the cash flow generated by our Euro denominated contracts.  As of December 31, 2011, there were no outstanding derivative positions.

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

Item 8.       Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

And Shareholders of

BioClinica, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of BioClinica, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 27, 2012

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$12,575	$10,443
Accounts receivable, net of allowance for doubtful accounts of $22 and $15, respectively	16,353	11,866
Prepaid expenses and other current assets	1,743	2,501
Deferred income taxes	5,637	3,625
Total current assets	36,308	28,435
Property and equipment, net	16,186	14,029
Intangibles, net	1,808	2,430
Goodwill	34,302	34,302
Deferred income taxes	1,021	128
Other assets	796	705

Total Assets	$90,421	$80,029

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,422	$1,983
Accrued expenses and other current liabilities	5,944	4,283
Deferred revenue	13,438	13,395
Deferred income tax	526	—
Current maturities of capital lease obligations	423	168
Current liability for acquisition earn-out	2,000	—
Total current liabilities	24,753	19,829
Long-term capital lease obligations	1,535	710
Long-term liability for acquisition earn-out	—	1,886
Deferred income taxes	4,499	1,845
Other liability	1,574	880
Total liabilities	32,361	25,150

Commitments and Contingencies (see Note 10)

Stockholders’ equity:
Preferred stock- $.00025 par value; authorized 3,000,000 shares, 0 issued and outstanding at December 31, 2011 and 2010	—	—
Common stock - $.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,649,994 shares at December 31, 2011 and authorized 36,000,000 shares, issued and outstanding 15,631,664 shares at December 31, 2010	4	4
Treasury stock — at cost; shares held: 233,913 at December 31, 2011 and 3,400 at December 31, 2010	(1,126)	(16)
Additional paid-in capital	49,564	48,074
Retained earnings	9,590	6,792
Accumulated other comprehensive income	28	25
Stockholders’ equity	58,060	54,879

Total liabilities and stockholders’ equity	$90,421	$80,029

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands except per share data)	2011	2010	2009
Service revenues	$67,993	$62,714	$57,393
Reimbursement revenues	15,971	12,474	15,330

Total revenues	83,964	75,188	72,723

Cost and expenses:
Cost of service revenues	42,217	39,559	35,630
Cost of reimbursement revenues	15,971	12,474	15,330
Sales and marketing expenses	8,726	9,004	8,052
General and administrative expenses	10,172	8,446	7,414
Amortization of intangible assets related to acquisitions	623	638	489
Restructuring charges	1,719	—	466
Mergers and acquisitions related costs	162	749	654

Total cost and expenses	79,590	70,870	68,035

Operating income	4,374	4,318	4,688

Interest income	8	23	41
Interest expense	(48)	(12)	(13)

Income before income taxes	4,334	4,329	4,716

Income tax provision	(1,536)	(1,576)	(1,757)

Net income	$2,798	$2,753	$2,959

Basic income per common share	$0.18	$0.18	$0.21
Weighted average number of common shares	15,652	15,035	14,354

Diluted income per common share	$0.17	$0.17	$0.20
Weighted average number of dilutive shares	16,432	15,874	15,100

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Statements of comprehensive income

	For the year ended December 31,
(in thousands)	2011	2010	2009
Net income	$2,798	$2,753	$2,959
Equity adjustment from foreign currency translation	3	(54)	21
Total comprehensive income	$2,801	$2,699	$2,980

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Common Stock Consideration for	Accumulated (Deficit) Retained	Other Comprehensive Gain	Stock-holders’
(in thousands)	Shares	Amount	Capital	Stock	Earn-out	Earnings	(Loss)	Equity
Balance at December 31, 2008	14,341	$4	$42,270	$—	$—	$1,080	$58	$43,412
Stock options exercised	38	—	31		—	—	—	31
Restricted shares issued	15	—	—		—	—	—	—
Stock consideration for acquisitions	—	—	—		1,309	—	—	1,309
Stock based compensation	—	—	760		—	—	—	760
Tax benefit on exercise of stock options	—	—	43		—	—	—	43
Equity adjustment from foreign currency translation	—	—	—		—	—	21	21
Net income	—					2,959	—	2,959
Balance at December 31, 2009	14,394	$4	$43,104	$—	$1,309	$4,039	$79	$48,535
Stock options exercised	262	—	122			—	—	122
Restricted shares issued	48	—	(55)			—	—	(55)
Stock consideration for acquisitions	350	—	1,309		(1,309)	—	—	—
Stock issued for acquisitions	578	—	2,468		—	—	—	2,468
Stock based compensation	—	—	1,080		—	—	—	1,080
Purchase of treasury stock	—	—	—	(16)	—	—	—	(16)
Tax benefit on exercise of stock options	—	—	46		—	—	—	46
Equity adjustment from foreign currency translation	—	—	—		—	—	(54)	(54)
Net income	—					2,753	—	2,753
Balance at December 31, 2010	15,632	$4	$48,074	$(16)	$—	$6,792	$25	$54,879
Stock options exercised	173	—	205	—	—	—	—	205
Restricted shares issued	76	—	(104)	—	—	—	—	(104)
Stock based compensation	—	—	1,369	—	—	—	—	1,369
Purchase of treasury stock	(231)	—	—	(1,110)	—	—	—	(1,110)
Tax benefit on exercise of stock options	—	—	20	—	—	—	—	20
Equity adjustment from foreign currency translation	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	2,798	—	2,798
Balance at December 31, 2011	15,650	$4	$49,564	$(1,126)	$—	$9,590	$28	$58,060

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$2,798	$2,753	$2,959
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	4,597	3,452	2,711
Provision for deferred income taxes	275	295	336
Accretion of acquisition earn-out	114	302	94
Bad debt provision	22	15	93
Stock based compensation expense	1,369	1,080	760
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(4,507)	(605)	1,802
Decrease (increase) in prepaid expenses and other current assets	761	(667)	447
Increase in other assets	(91)	(67)	(30)
Increase (decrease) in accounts payable	355	(1,848)	403
Increase (decrease) in accrued expenses and other current liabilities	1,294	(251)	(1,100)
Increase (decrease) in deferred revenue	42	(855)	(852)
Increase (decrease) in other liabilities	697	388	(71)
Net cash provided by operating activities	7,726	3,992	7,552

Cash flows used in investing activities:
Purchases of property and equipment	(1,859)	(2,916)	(2,763)
Capitalized software development costs	(3,908)	(4,277)	(1,806)
Net cash paid for acquisition	—	—	(3,144)
Net cash paid for acquisition earn-out	—	(1,257)	—
Net cash used in investing activities from continuing operations	(5,767)	(8,450)	(7,713)
Net cash received for sale of assets of discontinued operations	—	—	500
Net cash used in investing activities	(5,767)	(8,450)	(7,213)

Cash flows from financing activities:
Payments under capital lease obligations	(253)	—	(117)
Proceeds from sale/leaseback	1,335	195	—
Purchase of treasury stock	(1,110)	(15)	—
Proceeds from exercise of stock options	205	122	31
Excess tax benefit related to stock options	20	46	43
Net cash provided by (used in) financing activities	197	348	(43)

Effect of exchange rate changes on cash	(24)	(17)	9

Net increase (decrease) in cash and cash equivalents	2,132	(4,127)	305
Cash and cash equivalents at beginning of period	10,443	14,570	14,265
Cash and cash equivalents at end of period	$12,575	$10,443	$14,570

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$47	$3	$11
Cash paid during the period for income taxes	$871	$1,775	$1,226

The accompanying notes are an integral part of these statements.

Supplemental cash flow disclosure

Schedule of non cash investing and financing activities

	For the year ended December 31,
(in thousands)	2011	2010	2009
Increase in property, plant and equipment acquisitions in accounts payable	$354	$20	$334
Value of contingent stock and cash to be used for earn-out provisions related to acquired business	—	—	$4,150
Equipment purchases under capital lease obligations	$1,335	$892	—

Acquired business

	For the year ended December 31,
(in thousands)	2011	2010	2009
Accounts receivable	$—	$309	$934
Property and equipment	—	91	—
Other assets	—	58	55
Intangible assets and goodwill	—	2,469	2,248
Current liabilities assumed	—	(459)	(93)
Other liabilities assumed	—	—	—
Common stock issued	—	(2,468)	—
Cash paid for acquired business, net of cash acquired of $0, $0 and $0, respectively	$—	$—	$3,144

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

On January 6, 2009, we sold our CapMed division to MBI Benefits, Inc., an indirectly owned subsidiary of Metavante Technologies, Inc.  This division included the Personal Health Record (PHR) software and the patent-pending Personal HealthKey™ technology.  The sale of CapMed enables us to focus on our core clinical trial solutions business.

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

The equity adjustment from foreign currency translation was $3,000 and $54,000 at December 31, 2011 and 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to their short maturities.  The earn-out liability from the Tourtellotte acquisition is recorded at fair value, see Note 3 for additional information.

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
(in thousands)	2011	2010
Billed trade accounts receivable	14,070	11,085
Unbilled trade accounts receivable	2,283	781
Total net receivables	16,353	11,866

Allowance Rollforward:
Balance at December 31, 2009	$9
Additions	15
Write offs (net of recoveries)	(9)
Balance at December 31, 2010	$15
Additions	22
Write offs (net of recoveries)	(15)
Balance at December 31, 2011	$22

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company capitalized software development costs of $3,908,000, $4,277,000 and $1,806,000 for the years ended December 31, 2011, 2010 and 2009 respectively.  Amortization expense related to capitalized computer software costs amounted to $1,700,000, $663,000 and $423,000 at December 31, 2011, 2010 and 2009, respectively.  Capitalized software development costs are included as a component of property and equipment.

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The computation of basic earnings per common share and diluted earnings per common share is as follows:

	For the year ended December 31,
(in thousands except per share data)	2011	2010	2009
Net income — diluted and basic	2,798	2,753	2,959

Denominator — basic:
Weighted average number of common shares	15,652	15,035	14,354
Basic income per common share	$0.18	$0.18	$0.21

Denominator — diluted:
Weighted average number of common shares	15,652	15,035	14,354
Common share equivalents of outstanding stock options	228	288	403
Common share equivalents of unrecognized compensation expense	552	551	343
Weighted average number of dilutive common equivalent shares	16,432	15,874	15,100
Diluted income per common share	$0.17	$0.17	$0.20

We excluded options to purchase 575,000, 655,000 and 656,000 shares of our common stock for the 12 months ended December 31, 2011, 2010 and 2009, respectively, since they were out-of-the-money and antidilutive.

Recently Issued Accounting Statements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively.  This guidance is not expected to have a

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The issuance of ASU 2011-05 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and IFRS by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim periods and years beginning after December 15, 2011 with early adoption permitted. The Company early adopted ASU 2011-05 and this did not have an impact on its consolidated financial position, results of operations or cash flows.

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

2.  Restructuring charges

The launch of the Company’s BioPacs imaging management system and the release of the  integrated BioRead image review software further enhances the quality of the Company’s imaging corelab service offering and has enabled it to gain efficiencies by better utilizing resources across the U.S. and European operations.  As a result, in 2011, the Company realigned its global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for fiscal 2011. This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.

The Company has paid $970,000 of the restructuring cost as of December 31, 2011 and the $749,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities and Other Liability on the Consolidated Balance Sheet.  The remaining $749,000 of the unpaid restructuring cost consists of the facility lease obligations that will be paid out over the remaining term of the leases with the last lease payment in May 2014.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.  Acquisitions

2010 Acquisition

On March 25, 2010, the Company acquired substantially all of the assets of privately held TranSenda International, LLC (TranSenda). Headquartered in Bellevue, WA, TranSenda was a provider of clinical trial management software (CTMS) solutions.  TranSenda’s suite of web-based, Office-Smart CTMS solutions creates efficiencies for trial operations through interoperability with Microsoft Office tools.  With this acquisition, BioClinica enhanced its ability to serve customers throughout the clinical research process with technologies that include improved efficiencies by reducing study durations and costs through integrated operational management.  The acquisition was made pursuant to an Asset Purchase Agreement, dated March 25, 2010, by and between the Company and TranSenda (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company purchased and acquired from TranSenda all rights, title and interest of TranSenda in and to the Purchased Assets (as defined in the Purchase Agreement) and assumed the Assumed Liabilities (as defined in the Purchase Agreement) of TranSenda.

As consideration for the Purchased Assets and Assumed Liabilities, the Company paid 577,960 shares of common stock, par value $0.00025 per share, of the Company, valued at a volume weighted average price per share equal to $4.32556, and subject to a post-closing adjustment based on the Final Closing Net Working Capital (as defined in the Purchase Agreement).  Pursuant to the terms of the Purchase Agreement, 15% of the aggregate consideration is to be held in escrow to cover any potential indemnification claims under the Purchase Agreement for a period of 12 months following the Closing Date (as defined in the Purchase Agreement). As part of the Purchase Agreement, TranSenda agreed not to directly or indirectly offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any shares of the Company’s common stock received pursuant to the Purchase Agreement for a period beginning on the date the Purchase Agreement was executed and continuing to and including the date 12 months after such date.  The Company recorded the fair value of the acquisition of $2,468,000 based on the Company’s market value of $4.27 for the stock consideration on March 25, 2010, the date of acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with FASB ASC 805, Business Combinations, the Company expensed all costs related to the acquisition. The total costs incurred to date related to the acquisition were $23,000 for fiscal 2011 and $447,000 for fiscal 2010 and are included in mergers and acquisition related costs on the consolidated statement of income for fiscal 2011 and 2010.

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2009 Acquisitions:

On August 27, 2009, BioClinica acquired the CardioNow unit of Agfa Healthcare (“CardioNow”).   CardioNow has developed a web-based system for the secure transmission of medical cardiac images. The software was specifically developed for and marketed to the invasive cardiology departments of hospitals within the United States.  BioClinica has integrated and enhanced the CardioNow software and service to now offer our clients a streamlined electronic transport solution to facilitate the blinding, sharing, tracking and archiving of medical images for multi-center clinical trials as part of our suite of imaging services.  The purchase price for CardioNow consisted of cash consideration paid to Agfa Healthcare of $1.0 million. The Company paid the purchase price for CardioNow with cash from operations.  The financial results of CardioNow are included in the consolidated statement of income from the date of acquisition.  The pro forma impact of the CardioNow acquisition on 2009 results was immaterial.

On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry.   The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”).  The fair value of the cash earn-out of $2.8 million had been recorded as a liability and the fair value of the 350,000 shares of $1.3 million had been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of December 31, 2009. The Company used cash from operations to fund the cash purchase price for Tourtellotte.  The financial results of Tourtellotte are included in the consolidated statement of income from the acquisition date.  In December 2010, the Company paid the first acquisition earn-out of $1,257,000 in cash and the issuance of 350,000 shares of the Company’s Common Stock.  The remaining cash contingent consideration expected to be paid in the fair value amount of $2,000,000 was classified as a short-term liability on the financial statements at December 31, 2011.

Pro Forma Results.  The following schedule includes consolidated statements of income data for the unaudited pro forma results for the 12 months ended December 31, 2009 as if the Tourtellotte acquisition had occurred as of the beginning of the period presented after giving effect to certain adjustments.  The unaudited pro forma information is provided for illustrative purposes only and is not

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicative of the results of operations or financial condition that would have been achieved if the Tourtellotte acquisition would have taken place at the beginning of the period presented and should not be taken as indicative of our future consolidated results of operations or financial condition.  Pro forma adjustments are tax-effected at our effective tax rate.

Twelve Months Ended
(in thousands except per share data)	2009

Total revenue	$76,823
Income from continuing operations before interest and taxes	5,003
Income from continuing operations, net of taxes	3,156
Basic earnings per share:
Income from continuing operations	$0.22
Diluted earnings per share:
Income from continuing operations	$0.21

In connection with the acquisitions of CardioNow and Tourtellotte, the Company performed an evaluation of the guidance included in FASB ASC 280 and FASB ASC 350. Based on that evaluation, the Company included CardioNow and Tourtellotte as part of its clinical trials services reportable segment.

In accordance with FASB ASC 805, the Company expensed all costs related to the acquisitions. The total costs related to the acquisitions were $560,000 in fiscal 2009 and are included in mergers and acquisition related costs on the consolidated statement of income.

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

The remaining cash contingent consideration expected to be paid in the fair value amount of $2,000,000 was classified as a short-term liability on the financial statements at December 31, 2011.  The difference between the fair value of the cash contingent consideration at date of acquisition and the expected payment was recorded as an expense in the financial statements at the end of each reporting period.  The Company recorded $114,000 in fiscal 2011, $302,000 in fiscal 2010 and $94,000 in fiscal 2009 of accretion expense in mergers and acquisition related costs on the income statement for this difference.  In December 2010, the Company paid the first acquisition earn-out of $1,257,000 in cash and the issuance of 350,000 shares of the Company’s Common Stock.

In accordance with FASB ASC 820, the Company determined that the non-financial assets and liabilities summarized above are derived from Level 3 inputs determined by management based on various market and income analyses and recent asset appraisals. The goodwill recorded in connection with these acquisitions will be deductible for tax purposes over 15 years.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents changes in assets and liabilities measured at fair value using Level 3 inputs (in thousands):

Cash Contingent Consideration:
Balance at September 15, 2009	$2,747
Earn out accretion	94
Payment on earn-out	—
Balance at December 31, 2009	$2,841
Earn out accretion	302
Payment on earn-out	(1,257)
Balance at December 31, 2010	$1,886
Earn out accretion	114
Payment on earn-out	—
Balance at December 31, 2011	$2,000

Other:

In the second quarter of 2009, as a result of a potential acquisition which was terminated, we incurred $734,000 of acquisition related costs and received $750,000, comprised of a $500,000 break-up fee and $250,000 expense reimbursement, from the target company, resulting in a $16,000 gain on the transaction that is recorded as a reduction to general and administrative expenses.

4. Discontinued Operations

In the fourth quarter of 2008 the Company classified its interest in its CapMed business as held for sale.  Therefore, the financial statements for the year ended December 31, 2008 and prior periods were presented with CapMed operations as discontinued operations in the consolidated financial statements.  The sale generated total gross proceeds of $500,000 and a pretax loss of $5,049,000 ($3,001,000, net of income taxes), which was recognized in the fourth quarter of 2008.  The Company received the cash proceeds in the first quarter of 2009.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.  Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,		Estimated
(in thousands)	2011	2010	Useful Life
Equipment	$10,961	$10,978	5 years
Equipment under capital leases	6,517	5,224	5 years
Furniture and fixtures	2,644	2,504	7 years
Leasehold improvements	2,159	2,177	5 years
Computer software costs	15,749	11,698	5 years
	38,030	32,581
Less: Accumulated depreciation and amortization	(21,844)	(18,552)
Property and equipment, net	$16,186	$14,029

Accumulated depreciation related to equipment acquired under capital leases amounted to $4.5 million and $4.3 million at December 31, 2011 and 2010, respectively.  Accumulated amortization related to capitalized computer software costs amounted to $5.9 million and $4.0 million at December 31, 2011 and 2010, respectively.  Depreciation expense for the years ended December 31, 2011, 2010 and 2009 were $4.0 million, $2.8 million and $2.2 million, respectively.

6.  Intangible Assets

Included in other assets, the following is the acquired intangible assets:

	December 31,		Estimated
(in thousands)	2011	2010	Useful Life
Amortizable intangible assets:
Technology	$1,843	$1,843	5-10 years
Trademarks	48	48	5 years
Customer backlog	2,112	2,112	3-7 years
Non-competition agreement	349	349	2-3 years
	$4,352	$4,352
Accumulated amortization	(2,544)	(1,922)
	$1,808	$2,430

Unamortized intangible assets:
Goodwill	$34,302	$34,302

The goodwill relates to the Company’s clinical trials services segment.  The Company has evaluated the goodwill and has determined that there is no impairment of the values at December 31,

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011 and 2010.  Amortization expense of intangible assets for the years ended December 31, 2011, 2010 and 2009 were $623,000, $638,000 and $489,000, respectively.

Future amortization of the intangible assets is as follows:

(in thousands)	Year Ending December 31
2012	$534
2013	337
2014	309
2015	160
2016	110
Thereafter	358
$1,808

The following table details the changes in the carrying amount of goodwill:

(in thousands)	2011	2010
Balance at the beginning of year	$34,302	$32,933
Acquisition of businesses	—	1,369
Changes to goodwill due to tax contingencies	—	—
Balance at end of year	$34,302	$34,302

7.  Accrued Expenses

Accrued expenses and other current liabilities at December 31, 2011 and 2010 consist of the following:

	December 31,
(in thousands)	2011	2010
Accrued compensation	3,505	2,585
Accrued consulting fees	269	241
Accrued other	2,170	1,457
	5,944	4,283

8.  Capital Lease Obligations

Capital lease obligations consist of five equipment lease obligations with the same bank at December 31, 2011.   In 2010, we entered into one capital lease obligation totaling $892,000.  In 2011, we entered into four sale/leaseback transactions totaling $1.3 million whereby the Company sold and leased back computer equipment and software.  The resulting leases are being accounted for as capital leases and a total gain was recorded on the sales in the amount of $44,000 which is being deferred over the lives of the leases.    The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.  Stock Based Compensation

The Company  accounts for stock based compensation plans under the provisions of FASB ASC 718 Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors.  The stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award.  This period is generally the vesting period of the corresponding award.  We have adopted the forfeiture rate on stock option grants issued after January 1, 2006 and the application of the forfeiture rate on unvested stock options at January 1, 2006 was immaterial to our financial statement.

At December 31, 2011, the Company has one stock-based employee compensation plan.  The compensation cost that has been recorded to income under the plan for the year ended December 31, 2011 was $1,369,000, of which $610,000 is a result of the expensing of stock options pursuant to FASB ASC 718, $397,000 is a result of expensing restricted stock units issued to our Board of Directors, $185,000 is a result of expensing restricted stock units issued to our President and Chief Executive Officer and $177,000 is a result of expensing restricted stock units issued to our other executive officers. For the year ended December 31, 2010, the compensation cost that has been recorded to income under the plan was $1,080,000, of which $553,000 is a result of the expensing of stock options pursuant to FASB ASC 718, $311,000 is a result of expensing restricted stock units issued to our Board of Directors, $95,000 is a result of expensing restricted stock units issued to our President and Chief Executive Officer and $121,000 is a result of expensing restricted stock units issued to our other executive officers.

The following table presents the total stock-based compensation expense resulting from stock options and restricted stock unit awards:

(in thousands)	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Cost of revenues	$471	$385	$598
Sales and marketing	41	50	81
General and administrative	857	645	81
Stock-based compensation expense before income taxes	$1,369	$1,080	$760

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate (range)	1.26-2.70%	1.59-2.44%	2.06-2.33%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	49.00-53.00%	52.00-53.00%	61.00%
Expected term (in years)	6.00	5.00	5.00

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Options

Fiscal 2011

(in thousands)

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,717	$4.83	3.78	$1,246
Granted	241	4.69	6.21	—
Exercised	(173)	1.79	—	426
Forfeited or expired	(123)	4.55	—	—
Outstanding at December 31 ,2011	1,662	$5.15	3.42	$584
Unvested at December 31, 2011	480	4.83	4.86	112
Exercisable at December 31, 2011	1,182	$5.28	2.84	$472

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2010

(in thousands)

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,866	$4.29	3.83	$2,062
Granted	216	4.29	6.80	37
Exercised	(262)	0.96	—	1,081
Forfeited or expired	(103)	5.97	—	0
Outstanding at December 31 ,2010	1,717	$4.83	3.78	$1,246
Unvested at December 31, 2010	516	5.08	5.15	250
Exercisable at December 31, 2010	1,201	$4.72	3.19	$996

The weighted-average grant date fair value of options granted for the years ended December 31, 2011, 2010 and 2009 was $4.69, $4.29 and $3.06, respectively.  Cash received from option exercises for the years ended 2011, 2010 and 2009 was $205,000, $122,000, and $31,000, respectively.

As of December 31, 2011, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a period of 3.83 years.

In May 2010, the Company’s Board of Directors and stockholders approved the adoption of the BioClinica, Inc. 2010 Stock Incentive Plan (the “Plan”) and authorized the issuance of 1,121,616 shares of the Company’s common stock under the Plan and up to 250,000 shares of any options or restricted stock units awards outstanding under the previous plan at May 12, 2010, the effective date of the Plan, that are subsequently forfeited or cancelled or otherwise expire or terminate unexercised,  may add to the share reserve.  At December 31, 2011, we have 836,458 available shares to be issued from the Plan.

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option transactions pursuant to the Plan for the three years ended December 31, 2011:

(in thousands)	Number of Shares Underlying Options	Weighted Average Option Grant Date Fair Value
Non-vested at December 31, 2008	541	$7.23
Granted	298	$3.06
Vested	(277)	$6.13
Non-vested at December 31, 2009	562	$5.56
Granted	216	$4.29
Vested	(262)	$5.46
Non-vested at December 31, 2010	516	$5.08
Granted	241	$4.69
Vested	(277)	$5.17
Non-vested at December 31, 2011	480	$4.83

1.2 million, 1.2 million and 1.3 million options are exercisable at December 31, 2011, 2010 and 2009, respectively, at a weighted average exercise price of $5.28, $4.72 and $3.74, respectively.

The intrinsic value of stock options exercised for the years ended December 31, 2011, 2010 and 2009, were $463,000, $1.1 million and $130,000, respectively.

At December 31, 2011, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 1.16-$2.80	77	0.94 years	$2.48	77	0.94 years	$2.48
$ 3.04-$4.44	698	3.49 years	$3.65	487	3.12 years	$3.58
$ 4.68-$5.10	312	4.98 years	$4.76	130	3.28 years	$4.85
$ 6.97-$8.06	575	2.82 years	$7.54	488	2.74 years	$7.53
$ 1.16-$8.06	1,662	3.42 years	$5.15	1,182	2.84 years	$5.28

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units:

The following table summarizes the restricted stock unit transactions pursuant to the Plan for the three years ended December 31, 2011:

(in thousands)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	72,500
Granted	100,000	$3.41
Balance at December 31, 2009	172,500
Granted	232,500	$4.51
Issued to Common Stock (1)	(60,000)
Canceled	(5,000)
Balance at December 31, 2010	340,000
Granted	255,000	4.86
Issued to Common Stock (2)	(98,333)
Canceled	(70,000)
Balance at December 31, 2011	426,667

(1)         48,000 shares of common stock were issued to the employees, 12,000 shares were withheld for taxes.

(2)         65,853 shares of common stock were issued to the employees, 22,235 shares were withheld for taxes. We also issued 32,500 shares of common stock to our Board member who did not stand for re-election.

10.  Commitments

The Company has entered into non-cancelable operating leases for office facilities which expire through November 2018.

Future minimum aggregate rental payments on the non-cancelable portion of the leases are as follows:

(in thousands)	Year Ending December 31, 2010
2012	2,883
2013	2,689
2014	2,532
2015	2,502
2016	2,483
Thereafter	4,709
$17,798

Rent expense charged to operations for the years ended December 31, 2011, 2010 and 2009 was $3.5 million, $3.6 million and $3.3 million, respectively.

On February 22, 2012, the Company entered into an employment agreement with its President

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Chief Executive Officer effective February 29, 2012 and expires on February 28, 2015.  In addition, the Company has employment agreements with its Chief Financial Officer and the President of eClinical Solutions.  The Chief Financial Officer’s agreement expires January 31, 2013 and is renewable on an annual basis.  The President of eClinical Solutions’ agreement expires September 30, 2012 and is renewable on an annual basis.  The aggregate amount due from January 1, 2012 through the expiration under these agreements was $1,970,000.

On May 5, 2010, we entered into an unsecured, committed line of credit with PNC Bank, expiring May 5, 2012.  In April 2011, the Company extended the expiration date of this line of credit to May 4, 2013.  Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage.  The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of December 31, 2011, we had no borrowings under this line of credit, and we were compliant with the covenants.

11.  Employee Benefit Plan

The Company sponsors the BioClinica, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service.  The Company may make discretionary matching contributions in cash, subject to plan limits.  The Company made contributions of $335,000, $317,000 and $283,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

12.  Major Customers

For the year ended December 31, 2011, contracts with Pfizer Inc. encompassed 21 projects, representing 19.8% of our service revenues.  For the year ended December 31, 2010, contracts with Pfizer Inc. encompassed 22 projects, representing 19.9% of our service revenues.  No one client represented more than 10% of our service revenues for the year ended December 31, 2009.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.  Income Taxes

The income tax provision consist of the following:

	For the year ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$590	$661	$1,040
State and local	483	363	356
Foreign	188	130	25
	1,260	1,154	1,421
Deferred:
Federal	240	325	317
State and local	35	33	(172)
Foreign	—	64	191
	275	422	336
Income tax provision	$1,536	$1,576	$1,757

The Company’s reconciliation of the expected federal provision rate to the effective income tax rate is as follows:

	For the year ended December 31,
	2011	2010	2009

Tax provision at statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	7.9%	6.3%	4.1%
Permanent differences	1.1%	1.0%	0.6%
Foreign rate difference	(0.9)%	(0.9)%	(0.9)%
Federal credit for increasing research activities	(7.1)%	(5.4)%	—
Other	0.4%	1.4%	(0.5)%
Effective income tax rate	35.4%	36.4%	37.3%

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s domestic and foreign income before income tax is as follows:

	For the year ended December 31,
(in thousands)	2011	2010	2009

Domestic income before income tax	$3,687	$3,722	$4,080
Foreign income before income tax	647	607	636
Total income before income tax	$4,334	$4,329	$4,716

The components of net deferred tax assets consist of the following:

	For the year ended December 31,
(in thousands)	2011	2010
Deferred tax assets:
Accrued expenses	$162	$83
Deferred revenue	3,441	3,220
Non-cash stock compensation	1,392	989
Amortization of acquisition costs	505	665
State tax depreciation	190	284
Research and experimentation credit carryforward	135	—
Restructuring costs	215	—
Rent escalation	252	—
Other	132	136
Total deferred tax assets	6,424	5,377

Deferred tax liabilities:
Excess of tax over book depreciation	(3,751)	(2,511)
Amortization of acquisition costs	(494)	(543)
Prepaid expenses	(501)	(399)
Other	(14)	—
Total deferred tax liabilities	(4,760)	(3,453)

Valuation allowance	(31)	(16)

Net deferred tax assets	$1,633	$1,908

The Company has foreign NOL carryforwards from its French subsidiary of $121,000 as of December 31, 2011, $343,000 as of December 31, 2010 and $575,000 as of December 31, 2009.  The NOL carryforwards from the Company’s French subsidiary do not have an expiration date and can be carried forward indefinitely.  The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized.  In assessing the need for the valuation allowance, the Company considers future taxable income and on-going prudent and feasible tax planning strategies.  The Company recorded a $14,000 valuation allowance related to separate company NOL

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards not expected to be realized.  In the event that the Company was to determine that, in the future, they would be able to realize the deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made.  Likewise, should the Company determine that it is more likely than not that it will be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made.  Our deferred tax assets are primarily comprised of the temporary book to tax differences related to deferred revenue.

The tax benefit of the stock option deductions have been recorded to additional paid-in capital in the amount of $20,000 and $46,000 for the years ended December 31, 2011 and 2010, respectively.

The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.

The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $2.7 million of undistributed earnings from its non-U.S. operations as of December 31, 2011 because such earnings are intended to be reinvested indefinitely outside of the United States.

The Company applies FASB ASC 740 Income Taxes which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2011	2010	2009

Balance at the beginning of the period	$57	—	—
Additions based on tax positions related to the current year	57	$57	—
Additions for tax positions of prior years	21	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—
Balance at end of year	$135	$57	—

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $135,000 and $57,000 at December 31, 2011 and 2010, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.  During the years ended December 31, 2011 and 2010, the Company recognized a benefit of $1,000 and $1,000 in interest and penalties, respectively. The Company had $1,000 and $1,000 for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our federal tax returns for years 2009 through 2010 are subject to examination.  Our state taxes for years

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 through 2010 are subject to examination.  Our foreign taxes for years 2002 through 2009 are subject to examination by the respective authorities.

14.  Foreign Operations

The Company’s service revenue by customer location is as follows:

(in thousands)	2011	2010	2009

United States	$55,662	$49,204	$41,404
United Kingdom	1,923	3,390	2,732
Continental Europe	8,700	8,219	10,892
Canada	381	519	817
Asia/Pacific	1,065	1,297	1,399
Other	262	85	149
	$67,993	$62,714	$57,393

The Company maintains principal offices in Newtown and Audubon, Pennsylvania, Leiden, the Netherlands and Lyon, France.  Net fixed assets located in Newtown, Pennsylvania were $2.9 million and $2.8 million at December 31, 2011 and 2010, respectively.  Net fixed assets located in Audubon, Pennsylvania were $3.3 million and $3.5 million at December 31, 2011 and 2010, respectively.  Net fixed assets located in Leiden, the Netherlands, were $830,000 and $875,000 at December 31, 2011 and 2010, respectively.  Net fixed assets located in Lyon, France were $546,000 and $722,000 at December 31, 2011 and 2010, respectively.

15.  Related Party Transactions

At December 31, 2011, Covance, Inc. owned 15.0% of the Company’s outstanding common shares.  The Company and Covance, Inc. have entered into various services agreements, for Covance’s clients that sponsor clinical trials, in the ordinary course of business.  The Company’s service revenues from Covance, Inc. include $425,000, $666,000 and $446,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011 and 2010, the amounts due from Covance, Inc. were $178,000 and $157,000, respectively as reported in accounts receivable.

Quarterly Financial Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2011 and 2010.  This quarterly financial data should be read in conjunction with the audited consolidated financial statements included herein.  We have revised certain of the quarterly information below to appropriately reflect the following adjustments in the correct interim periods. Such adjustments had no impact to the reported annual results.  We identified and corrected clerical billing errors in the quarter ending June 30, 2010 that overstated service revenue and income from operations by $155,000 ($94,000 net of tax) and understated the quarter ending September 30, 2010 service revenue and income from operations by $155,000 ($94,000 net of tax).  We determined that these adjustments were not material to our consolidated financial statements for any of the quarterly periods affected; therefore, no revisions have been made to the fiscal 2010 quarterly financial statements included in our previously filed Form 10-Q’s for this matter.

Quarter Ended (Unaudited)

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands except per share data)	2011	2011	2011	2011	2010	2010	2010	2010

Service revenues	18,335	16,623	16,891	16,144	16,466	15,969	15,533	14,746
Reimbursement revenues	4,084	4,847	3,519	3,521	3,061	2,352	3,703	3,358

Total revenues	22,419	21,470	20,410	19,665	19,527	18,321	19,236	18,104

Cost and expenses:
Cost of service revenues	10,785	10,434	10,441	10,557	10,450	10,212	9,946	8,951
Cost of reimbursement revenues	4,084	4,847	3,519	3,521	3,061	2,352	3,703	3,358
Sales and marketing expenses	2,402	2,081	2,383	1,860	2,139	2,090	2,565	2,210
General and administrative expenses	3,145	2,434	2,371	2,222	2,389	2,069	1,916	2,072
Amortization of intangible assets related to acquisitions	156	155	156	156	165	194	138	141
Restructuring charges	—	1,040	—	679	—	—	—	—
Mergers and acquisitions expense	—	—	59	103	114	119	311	205

Total cost and expenses	20,572	20,991	18,929	19,098	18,318	17,036	18,579	16,937

Income from operations	1,847	479	1,481	567	1,209	1,285	657	1,167

Interest income	2	2	2	2	5	10	2	6
Interest expense	(16)	(14)	(9)	(9)	(5)	(0)	(4)	(3)

Income before tax	1,833	467	1,474	560	1,209	1,295	655	1,170

Income tax provision	(668)	(109)	(550)	(209)	(378)	(487)	(252)	(459)

Net income	1,165	358	924	351	831	808	403	711

Basic earnings per share:
Net Income	0.07	0.02	0.06	0.02	0.05	0.05	0.03	0.05

Diluted earnings per share:
Net Income	0.07	0.02	0.06	0.02	0.05	0.05	0.03	0.05

Weighted average shares used to calculate earnings per share:
Basic	15,677	15,640	15,647	15,652	15,246	15,174	15,115	14,545
Diluted	16,165	16,383	16,491	16,417	15,981	15,796	16,065	15,382

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2011, the end of the period covered by this report on Form 10-K.  Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

Changes in internal control over financial reporting There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                                                  Other Information.

Effective as of February 22, 2012, based upon additional duties assigned to him by the Company’s President and Chief Executive Officer, the Company has determined that Garry D. Johnson, its Senior Vice President and Chief Technology Officer, is an officer of the Company required to file reports pursuant to Section 16 of the Exchange Act.  Mr. Johnson’s title was also changed to Executive Vice President and Chief Technology Officer.   Mr. Johnson, 60 years old, joined the Company in September 2010 as its Senior Vice President and Chief Technology Officer.  Prior to joining BioClinica, Mr. Johnson was with Dendrite International, Inc. from November 2000 until May 2007 in various positions with his last title as Senior Vice President and Global Chief Technology Officer.

On February 22, 2012, our Board of Directors approved the employment agreement to be entered into with Mark Weinstein, President and Chief Executive Officer of the Company. This agreement is for a three year term, beginning as of February 29, 2012 and ending on February 28, 2015. The terms and conditions of the employment agreement are: (i) an annual base salary of $449,000 in addition to certain benefits and perquisites; (ii) cash bonuses in amounts that are to be determined by the Compensation Committee of the Board of Directors in accordance with the Company’s management incentive policy; (iii) equity incentive compensation awards from the Company’s incentive compensation plans on a basis commensurate with his position and responsibility at the sole discretion of the Compensation Committee; (iv) continuation of annual salary payments for a period of 12 months after the termination date in the event that Mr. Weinstein is terminated from employment with the Company for reasons other than cause, death or disability; and (v) a grant of unregistered securities of the Company (or other consideration provided to stockholders in connection with a change of control) in the event Mr. Weinstein is terminated within a specified time period before or after a change of control of the Company for reasons other than cause, death or disability.  The foregoing is a summary of the employment agreement with Mr. Weinstein and is qualified in its entirety by reference to the employment agreement attached as an exhibit to this Form 10-K and incorporated by reference herein.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

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

Item 11.                                                    Executive Compensation.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

Item 14.                                                   Principal Accounting Fees and Services.

The information required by this item is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference to such proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of February, 2012.

BIOCLINICA, INC.

By:	/s/Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Weinstein	President and Chief	February 27, 2012
Mark L. Weinstein	Executive Officer and Director
(principal executive officer)

/s/Ted I. Kaminer	Executive Vice President of
Ted I. Kaminer	Finance and Administration and
	Chief Financial Officer	February 27, 2012
(principal financial and
accounting officer)

/s/Jeffrey H. Berg, Ph.D.	Director	February 27, 2012
Jeffrey H. Berg, Ph.D.

/s/Martin M. Coyne	Director	February 27, 2012
Martin M. Coyne

/s/E. Martin Davidoff, CPA, Esq.	Director	February 27, 2012
E. Martin Davidoff, CPA, Esq.

/s/Marcella LoCastro, CPA, CITP	Director	February 27, 2012
Marcella LoCastro, CPA, CITP

/s/David E. Nowicki, D.M.D.	Chairman of the Board
David E. Nowicki, D.M.D.	and Director	February 27, 2012

/s/Adeoye Y. Olukotun	Director	February 27, 2012
Adeoye Y. Olukotun, M.D., M.P.H.,

/s/Wallace P. Parker	Director	February 27, 2012
Wallace P. Parker

/s/John P. Repko	Director	February 27, 2012
John P. Repko

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

10.6*†	Employment Agreement, dated February 22, 2012, by and between BioClinica, Inc. and Mark L. Weinstein.
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

10.12

Amendment to Loan Agreement, dated June 2, 2011, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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
101.1

Financial statements from the Annual Report on Form 10-K of BioClinica, Inc. for the year ended December 31, 2011, filed on February 27, 2012, formatted in XBRL (Extensible Business Reporting language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income and (v) the Notes to the Consolidated Financial Statements.

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