Form 10-Q
period 2012-03-31
BIOCLINICA INC
filed 2012-05-10
CIK 822418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2012:

Class	Number of Shares
Common Stock, $0.00025 par value	15,643,359

BIOCLINICA, INC. AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION.

Item 1.                                                         Financial Statements.

References in this Quarterly Report on Form 10-Q to “BioClinica,” “we,” “us,” or “our” refer to BioClinica, Inc., a Delaware corporation, and its subsidiaries, doing business as BioClinica.

Certain information and footnote disclosures required under generally accepted accounting principles (GAAP) in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect.  The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The results of operations for the interim periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$12,649	$12,575
Accounts receivable, net	16,826	16,353
Prepaid expenses and other current assets	1,773	1,743
Deferred income taxes	5,235	5,637
Total current assets	36,483	36,308

Property and equipment, net	17,098	16,186
Intangibles, net	1,655	1,808
Goodwill	34,302	34,302
Deferred income tax	1,000	1,021
Other assets	818	796

Total assets	$91,356	$90,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,477	$2,422
Accrued expenses and other current liabilities	4,572	5,944
Deferred revenue	13,443	13,438
Deferred income tax	—	526
Current maturities of capital lease obligations	522	423
Current liability for acquisition earn-out	2,000	2,000
Total current liabilities	24,014	24,753
Long-term capital lease obligations	1,846	1,535
Deferred income tax	4,728	4,499
Other liabilities	1,552	1,574
Total liabilities	$32,140	$32,361

Stockholders’ equity:
Preferred stock - $0.00025 par value; authorized 3,000,000 shares, none issued and outstanding at March 31, 2012 and at December 31, 2011	—	—
Common stock - $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,662,259 shares at March 31, 2012 and 15,649,994 shares at December 31, 2011	4	4
Treasury stock — at cost, shares held: 334,613 at March 31, 2012 and 233,913 at December 31, 2011	(1,666)	(1,126)
Additional paid-in capital	50,240	49,564
Retained earnings	10,584	9,590
Accumulated other comprehensive income	54	28
Total stockholders’ equity	$59,216	58,060

Total liabilities and stockholders’ equity	$91,356	$90,421

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months ended March 31,
(in thousands, except per share data)	2012	2011
Service revenues	$18,551	$16,144
Reimbursement revenues	4,134	3,521
Total revenues	22,685	19,665

Cost and expenses:
Cost of service revenues	11,598	10,557
Cost of reimbursement revenues	4,134	3,521
Sales and marketing expenses	2,614	1,860
General and administrative expenses	2,602	2,222
Amortization of intangible assets related to acquisition	153	156
Mergers and acquisitions related costs	—	103
Restructuring costs	—	679
Total cost and expenses	21,101	19,098
Operating income	1,584	567

Interest income	4	2
Interest expense	(17)	(9)
Income before income tax	1,571	560

Income tax provision	(577)	(209)
Net income	$994	$351

Basic income per common share	$0.06	$0.02
Weighted average number of common shares	15,644	15,652

Diluted income per common share	$0.06	$0.02
Weighted average number of diluted shares	16,512	16,417

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Statement of comprehensive income (in thousands)
Net income	$994	$351
Equity adjustment from foreign currency translation, net of tax	16	41
Total comprehensive income	$1,010	$392

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months ended
	March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$994	$351
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,237	1,030
Provision for deferred income taxes	126	41
Stock based compensation expense	424	341
Accretion of acquisition earn-out	—	57
Gain on sale/leaseback	22	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(473)	(778)
Increase in prepaid expenses and other current assets	(36)	(111)
Increase in other assets	(23)	(22)
Increase in accounts payable	517	1,435
Decrease in accrued expenses and other current liabilities	(1,422)	(1,077)
Increase (decrease) in deferred revenue	6	(221)
(Decrease) increase in other liabilities	(26)	122
Net cash provided by operating activities	$1,346	$1,168

Cash flows from investing activities:
Purchases of property and equipment	$(259)	$(303)
Capitalized software development costs	(1,189)	(977)
Net cash used in investing activities	$(1,448)	$(1,280)

Cash flows from financing activities:
Proceeds from sale/leaseback	515	—
Payments under equipment lease obligations	(104)	(40)
Purchase of treasury stock	(540)	(188)
Proceeds from exercise of stock options	286	35
Net cash provided by (used in) financing activities	$157	$(193)

Effect of exchange rate changes on cash	19	65

Net increase (decrease) in cash and cash equivalents	74	(240)
Cash and cash equivalents at beginning of period	12,575	10,443
Cash and cash equivalents at end of period	$12,649	$10,203

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17	$10
Cash paid during the period for income taxes	$312	$74

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Supplemental cash flow disclosure (in thousands)
Non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$530	$132
Equipment purchases under capital lease obligations	$515	$—

See Notes to Consolidated Financial Statements

Note 1 - Interim Financial Statements

Basis of Presentation.

The financial statements included in this Quarterly Report on Form 10-Q have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.

Interim results are not necessarily indicative of results for the full fiscal year.

Functional Currency.

The functional currency of each of the Company’s foreign operations is the local currency of the country in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period. Increases and decreases in net assets resulting from foreign currency translation are reflected in stockholder’s equity as a component of accumulated other comprehensive income (loss).  The equity adjustment from foreign currency translation was $26,000 and $65,000 for the three months ended March 31, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements.

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

Note 2 — Restructuring charges

In 2011, the Company realigned its global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for the fiscal year ended December 31, 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.

The Company has paid $1.3 million of the restructuring cost as of March 31, 2012 and the $406,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities and Other Liability on

the Consolidated Balance Sheet.  The remaining $406,000 of the unpaid restructuring cost consists of the facility lease obligations that will be paid out over the remaining term of the leases with the last lease payment in May 2014.

Note 3 — Stockholders’ Equity

The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2011 through March 31, 2012:

						Other
			Additional		Accumulated	Comprehensive
	Common Stock		Paid-in	Treasury	Retained	gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Stock	Earnings	(Loss)	Equity
Balance at December 31, 2011	15,650	$4	$49,564	$(1,126)	$9,590	$28	$58,060
Stock options exercised	100	—	286	—	—	—	286
Restricted shares issued	13	—	(34)	—	—	—	(34)
Stock based compensation	—	—	424	—	—	—	424
Purchase of treasury stock	(101)	—	—	(540)	—	—	(540)
Equity adjustments from foreign currency translation	—	—	—	—	—	26	26
Net income	—	—	—	—	994	—	994
Balance at March 31, 2012	15,662	$4	$50,240	$(1,666)	$10,584	$54	$59,216

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

The following table provides information relating to our repurchase of common stock for the three months ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2012	29,200	$4.77	29,200	$734,432
February 1 – February 29, 2012	27,600	$5.55	27,600	$581,304
March 1 – March 31, 2012	43,900	$5.63	43,900	$333,943
Total	100,700		100,700

Note 4 — Earnings Per Share

Basic income per common share for the three months ended March 31, 2012 and 2011 was calculated by dividing the net income available to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted income per share for the three months ended March 31, 2012 and 2011 was calculated by dividing net income by the weighted average number of shares of Common Stock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.

The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Net income – basic and diluted	$994	$351

Denominator – basic:
Weighted average number of common shares	15,644	15,652

Basic income per common share	$0.06	$0.02

Denominator – diluted:
Weighted average number of common shares	15,644	15,652
Common share equivalents of outstanding stock options and restricted stock units	476	428
Common share equivalents of unrecognized compensation expense	392	337
Weighted average number of dilutive common equity shares	16,512	16,417

Diluted income per common share	$0.06	$0.02

Options to purchase 506,000 and 553,000 shares of BioClinica’s common stock respectively, had been excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2012 and March 31, 2011, respectively, as they were all antidilutive.

Note 5 — Commitments and Contingencies

On May 5, 2010, we entered into a two year unsecured, committed line of credit with PNC Bank and have renewed this two year line of credit annually.  In April 2012, the Company again extended the expiration date of this line of credit to May 4, 2014.   Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of March 31, 2012, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of six equipment lease obligations with the same bank at March 31, 2012.   In the first quarter of 2012, we entered into one sale/leaseback transaction totaling $515,000 whereby we sold and leased back computer equipment and software.  The resulting lease is being accounted for as a capital lease and a gain was recorded on the sale in the amount of $22,000 which is being deferred over the life of the lease.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

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

Sales and Backlog

Our sales cycle, referring to the period from the presentation by us to a potential client to the engagement of us by such client, has typically ranged from three to 12 months.  In addition, the contracts under which we perform services typically cover a period of three months to seven years, and the volume and type of services performed by us generally vary during the course of a project. We cannot assure you that our project revenues will be at levels sufficient to maintain profitability.

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts.  In addition, our costs may increase to service our increased backlog.  Our backlog as of March 31, 2012 was $125.8 million, compared to $111.3 million at March 31, 2011.  Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations and expansions and reductions in scope of existing projects, all of which impacted our backlog at March 31, 2012.

Contracts included in backlog are subject to termination by our clients at any time.  In the event that a contract is cancelled by the client, we would be entitled to receive payment for all services performed up to the cancellation date.  The duration of the projects included in our backlog range from less than three months to 84 months.  We do not believe that backlog is a reliable predictor of future results because service revenues may be incurred in a given period on contracts that were not included in the previous reporting period’s backlog and/or contract cancellations or project delays may occur in a given period on contracts that were included in the previous reporting period’s backlog.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

(in thousands)	Three Months ended March 31, 2012	% of Total Revenue	Three Months ended March 31, 2011	% of Total Revenue	$ Change	% Change
Service revenues	$18,551	81.8%	$16,144	82.1%	$2,407	14.9%
Reimbursement revenues	4,134	18.2%	3,521	17.9%	613	17.4%
Total revenues	22,685	100.0%	19,665	100.0%	3,020	15.4%

Cost and expenses:
Cost of service revenues	11,598	51.1%	10,557	53.7%	1,041	9.9%
Cost of reimbursement revenues	4,134	18.2%	3,521	17.9%	613	17.4%
Sales and marketing expenses	2,614	11.5%	1,860	9.5%	754	40.5%
General and administrative expenses	2,602	11.5%	2,222	11.3%	380	17.1%
Amortization of intangible assets related to acquisitions	153	0.7%	156	0.8%	(3)	(1.9)%
Mergers and acquisitions related costs	—	—	103	0.5%	(103)	(100)%
Restructuring costs	—	—	679	3.5%	(679)	(100)%
Total cost and expenses	21,101	93.0%	19,098	97.1%	2,003	10.5%
Income from operations	1,584	7.0%	567	2.9%	1,017	179.4%
Interest income	4	—	2	—	2	100.0%
Interest expense	(17)	(0.1)%	(9)	—	(8)	(88.9)
Income before income tax	1,571	6.9%	560	2.8%	1,011	180.5%
Income tax provision	(577)	(2.5)%	(209)	(1.1)%	(368)	(176.1)%
Net income	$994	4.4%	$351	1.8%	$643	183.2%

Service revenues were $18.5 million for the three months ended March 31, 2012 and $16.1 million for the same period in 2011, an increase of $2.4 million or 14.9%.  The increase in service revenues was due to an increase in work performed on the increased backlog from the prior year.  Pfizer, Inc., encompassing 16 projects, represented 17.2% of our service revenue for the three months ended March 31, 2012.  For the three months ended March 31, 2011, Pfizer Inc., encompassing 17 distinct projects, represented 19.7% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $4.1 million for the three months ended March 31, 2012 and $3.5 million for the same period in 2011, an increase of $613,000, or 17.4%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues were $11.6 million for the three months ended March 31, 2012 and $10.6 million for the same period in 2011, an increase of $1.0 million, or 9.9%.  Cost of service revenues for the three months ended March 31, 2012 and the three months ended March 31, 2011 are comprised of professional salaries and benefits and allocated overhead.  The increase is primarily attributable to the additional personnel to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2012 due to increased servicing costs to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions.

Sales and marketing expenses were $2.6 million for the three months ended March 31, 2012 and $1.9 million for the same period in 2011, an increase of $754,000, or 40.5%. Sales and marketing expenses for the three months ended March 31, 2012 and the three months ended March 31, 2011 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The increase is due to additional sales personnel and related costs as we expand our sales efforts for our eClinical product in the U.S. and Europe.  We expect that our sales and marketing costs will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

General and administrative expenses were $2.6 million for the three months ended March 31, 2012 and $2.2 million for the same period in 2011, an increase of $380,000, or 17.1%.  General and administrative expenses for the three months ended March 31, 2012 and the three months ended March 31, 2011 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to increased information technology personnel and costs to support our technology needs.  We expect that our general and administrative expenses will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

Amortization of intangible assets related to acquisitions was $153,000 for the three months ended March 31, 2012 and $156,000 for the same period in 2011, a decrease of $3,000, or 1.9%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of Phoenix Data Systems, Tourtellotte, TranSenda and Theralys.  We expect that the amortization of intangible assets related to acquisitions will decrease for fiscal 2012 due to the completion of amortization of certain intangible assets.

There were no merger and acquisition related costs for the three months ended March 31, 2012, as compared to $103,000 for the same period in 2011.  The three months ended March 31, 2011 includes $57,000 for the accretion related to the change in the fair value of the second earn-out payment associated with our acquisition of Tourtellotte Solutions, Inc. in September 2009. It also includes professional fees associated with our acquisition of TranSenda International, LLC in March 2010.

There were no restructuring costs for the three months ended March 31, 2012 and $679,000 for the same time period in 2011.  The launch of our BioPacs imaging management system and the release of our integrated BioRead image review software further enhances the quality of our imaging corelab service offering and has enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations.  As a result, in 2011, we realigned our global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for fiscal 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.  We do not anticipate any additional restructuring costs for fiscal 2012.

Net interest expense was $13,000 for the three months ended March 31, 2012, and $7,000 for the three months ended March 31, 2011, an increase of $6,000, or 85.7%.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in expense is due to the capital lease obligations we entered into during 2011 and 2012.

Our income tax provision was $577,000 for the three months ended March 31, 2012 and $209,000 for the same period in 2011, an increase of $368,000, or 176.1%.  The effective tax rate is approximately 36.7% for the three months ends March 31, 2012 as compared to 37.3% for the same period in 2011.  We expect our effective tax rate for the full 2012 year to be 38.9%, this estimate excludes an approximate 3% federal credit for research and experimentation activities since Congress has not signed the legislation to extend this credit.

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

Statement of Cash Flow for the three months ended March 31, 2012 compared to March 31, 2011

(in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net cash provided by operating activities	$1,346	$1,168
Net cash used in investing activities	$(1,448)	$(1,280)
Net cash provided by (used in) financing activities	$157	$(193)

At March 31, 2012, we had cash and cash equivalents of $12.6 million.  Working capital, defined as current assets minus current liabilities, at March 31, 2012 was $12.5 million.

Net cash provided by operating activities for the three months ended March 31, 2012 was $1.3 million as compared to $1.2 million for the three months ended March 31, 2011.  This increase from the prior year is primarily due to the increase in net income from the increased sales as compared to the same period in the prior year.

Net cash used in investing activities for the three months ended March 31, 2012 was $1.5 million as compared to net cash used in investing activities of $1.3 million for the three months ended March 31, 2011.  This increase is primarily due to increased capitalized software costs as we invest in our technology platform for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  We currently anticipate that capital expenditures for fiscal 2012 will be approximately $9 million, funded by cash from operations, as compared to $5.8 million for fiscal 2011. These expenditures primarily represent capitalization of software costs and network and data center computer equipment.

Net cash provided by financing activities for the three months ended March 31, 2012 was $157,000 as compared to net cash used in financing activities of $193,000 for the three months ended March 31, 2011.  The difference from the prior year was primarily due to our purchase of treasury shares for $540,000 for the three months ended March 31, 2012 along with entering into a $515,000 capital lease obligation to finance the purchase of property and equipment.

On May 5, 2010, we entered into a two year unsecured, committed line of credit with PNC Bank and have renewed this two year line of credit annually.  In April 2012, the Company again extended the expiration date of this line of credit to May 4, 2014.  Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of March 31, 2012, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of six equipment lease obligations with the same bank at March 31, 2012.  In the first quarter of 2012, we entered into one sale/leaseback transaction totaling $515,000 whereby we sold and leased back computer equipment and software.  The resulting lease is being accounted for as a capital lease and a gain was recorded on the sale in the amount of $22,000 which is being deferred over the life of the lease.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of March 31, 2012, there have been no changes to such critical accounting policies and estimates.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds.  Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Foreign Currency Risk

Under our current foreign exchange rate risk management policy, we monitor our exposure to variability in our cash flows resulting from the Euro denominated costs for our Netherlands and France subsidiaries.  Accordingly, we had purchased monthly Euro call options in prior years and may purchase them in the future to hedge against this exposure.  During the three months ended March 31, 2012 and 2011, we did not purchase any Euro call options, because our foreign currency needs were generally met by the cash flow generated by our Euro denominated contracts.  As of March 31, 2012, there were no outstanding derivative positions.

Upon expiration or ineffectiveness of any derivatives, we would record a gain or loss from such derivatives that are deferred in stockholders’ equity to cost of revenues and general and administrative expenses in the Consolidated Statement of Income based on the nature of the underlying cash flow hedged.

Item 4.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of March 31, 2012, the end of the period covered by this report on Form 10-Q.  Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at March 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There was no change in our internal controls over financial reporting that occurred during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 1.                   Legal Proceedings.

In the normal course of business, we may be a party to legal proceedings.  We are not currently a party to any material legal proceedings.

Item 1A.                Risk Factors.

In addition to the other information set forth in the this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  There have been no material changes to those risk factors since we filed our fiscal 2011 Annual Report on Form 10-K.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following table provides information relating to our repurchase of common stock for the three months ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31, 2012	29,200	$4.77	29,200	$734,432
February 1 – February 29, 2012	27,600	$5.55	27,600	$581,304
March 1 – March 31, 2012	43,900	$5.63	43,900	$333,943
Total	100,700		100,700

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Mine Safety Disclosures

Not applicable.

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of BioClinica, Inc. for the quarter ended March 31, 2012, filed on May 10, 2012, formatted in XBRL (Extensible Business Reporting language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.

DATE: May 10, 2012	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: May 10, 2012	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)