Form 10-Q
period 2012-06-30
BIOCLINICA INC
filed 2012-08-09
CIK 822418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐  No: ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2012:

Class	Number of Shares
Common Stock, $0.00025 par value	15,588,803

BIOCLINICA, INC. AND SUBSIDIARIES

i

PART I.  FINANCIAL INFORMATION.

Item 1.         Financial Statements.

References in this Quarterly Report on Form 10-Q to “BioClinica,” “we,” “us,” or “our” refer to BioClinica, Inc., a Delaware corporation, and its subsidiaries, doing business as BioClinica.

Certain information and footnote disclosures required under generally accepted accounting principles (GAAP) in the United States of America have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that such financial disclosures are adequate so that the information presented is not misleading in any material respect.  The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The results of operations for the interim periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results to be expected for the entire fiscal year.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,087	$12,575
Accounts receivable, net	15,823	16,353
Prepaid expenses and other current assets	2,053	1,743
Deferred income taxes	5,460	5,637
Total current assets	36,423	36,308

Property and equipment, net	18,515	16,186
Intangibles, net	1,517	1,808
Goodwill	34,302	34,302
Deferred income tax	6	1,021
Other assets	864	796

Total assets	$91,627	$90,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,564	$2,422
Accrued expenses and other current liabilities	4,349	5,944
Deferred revenue	12,339	13,438
Deferred income tax	—	526
Current maturities of capital lease obligations	774	423
Current liability for acquisition earn-out	2,000	2,000
Total current liabilities	23,026	24,753
Long-term capital lease obligations	2,677	1,535
Deferred income tax	4,333	4,499
Other liabilities	1,465	1,574
Total liabilities	$31,501	$32,361

Stockholders’ equity:
Preferred stock - $0.00025 par value; authorized 3,000,000 shares, none issued and outstanding at June 30, 2012 and at December 31, 2012	—	—
Common stock - $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,613,559 shares at June 30, 2012 and 15,649,994 shares at December 31, 2011	4	4
Treasury stock — at cost, shares held: 415,313 at June 30, 2012 and 233,913 at December 31, 2011	(2,103)	(1,126)
Additional paid-in capital	50,620	49,564
Retained earnings	11,617	9,590
Accumulated other comprehensive income	(12)	28
Total stockholders’ equity	$60,126	58,060

Total liabilities and stockholders’ equity	$91,627	$90,421

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months ended June 30,
(in thousands, except per share data)	2012	2011
Service revenues	$19,057	$16,891
Reimbursement revenues	4,001	3,519
Total revenues	23,058	20,410

Cost and expenses:
Cost of service revenues	11,682	10,441
Cost of reimbursement revenues	4,001	3,519
Sales and marketing expenses	2,745	2,383
General and administrative expenses	2,782	2,371
Amortization of intangible assets related to acquisition	138	156
Mergers and acquisitions related costs	—	59
Total cost and expenses	21,348	18,929
Operating income	1,710	1,481

Interest income	2	2
Interest expense	(22)	(9)
Income before income tax	1,690	1,474

Income tax provision	(657)	(550)
Net income	$1,033	$924

Basic income per common share	$0.07	$0.06
Weighted average number of common shares	15,640	15,647

Diluted income per common share	$0.06	$0.06
Weighted average number of diluted shares	16,552	16,491

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Six Months ended June 30,
(in thousands, except per share data)	2012	2011
Service revenues	$37,608	$33,035
Reimbursement revenues	8,135	7,040
Total revenues	45,743	40,075

Cost and expenses:
Cost of service revenues	23,280	20,998
Cost of reimbursement revenues	8,135	7,040
Sales and marketing expenses	5,359	4,243
General and administrative expenses	5,384	4,593
Amortization of intangible assets related to acquisition	291	312
Mergers and acquisitions related costs	—	162
Restructuring costs	—	679
Total cost and expenses	42,449	38,027
Operating income	3,294	2,048

Interest income	6	5
Interest expense	(39)	(19)
Income before income tax	3,261	2,034

Income tax provision	(1,234)	(759)
Net income	$2,027	$1,275

Basic income per common share	$0.13	$0.08
Weighted average number of common shares	15,670	15,649

Diluted income per common share	$0.12	$0.08
Weighted average number of diluted shares	16,596	16,566

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended June 30,
	2012	2011
Statement of comprehensive income (in thousands)
Net income	$1,033	$924
Unrealized gain on derivative instruments, net of tax	(11)	—
Equity adjustment from foreign currency translation, net of tax	(34)	16
Total comprehensive income	$988	$940

	For the Six Months Ended June 30,
	2012	2011
Statement of comprehensive income (in thousands)
Net income	$2,027	$1,275
Unrealized gain on derivative instruments, net of tax	(11)	—
Equity adjustment from foreign currency translation, net of tax	(18)	57
Total comprehensive income	$1,998	$1,332

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months ended
	June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$2,027	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,399	2,154
Provision for deferred income taxes	446	558
Excess tax benefits related to stock options	53	(19)
Bad debt recovery	(2)	(15)
Stock based compensation expense	890	672
Accretion of acquisition earn-out	—	114
Gain on sale/leaseback	73	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	532	(2,781)
(Increase) decrease in prepaid expenses and other current assets	(322)	410
Increase in other assets	(66)	(2)
(Decrease) increase in accounts payable	(14)	2,077
Decrease in accrued expenses and other current liabilities	(1,671)	(1,146)
(Decrease) increase in deferred revenue	(1,099)	133
(Decrease) increase in other liabilities	(110)	234
Net cash provided by operating activities	$3,136	$3,664

Cash flows from investing activities:
Purchases of property and equipment	$(959)	$(738)
Capitalized software development costs	(2,428)	(1,908)
Net cash used in investing activities	$(3,387)	$(2,646)

Cash flows from financing activities:
Proceeds from sale/leaseback	1,734	514
Payments under equipment lease obligations	(240)	(88)
Purchase of treasury stock	(977)	(538)
Excess tax benefits related to stock options	(53)	19
Proceeds from exercise of stock options	317	87
Net cash provided by (used in) financing activities	$781	$(6)

Effect of exchange rate changes on cash	(18)	64

Net increase in cash and cash equivalents	512	1,076
Cash and cash equivalents at beginning of period	12,575	10,443
Cash and cash equivalents at end of period	$13,087	$11,519

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$39	$19
Cash paid during the period for income taxes	$1,252	$686

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Supplemental cash flow disclosure (in thousands)
Non cash investing and financing activities:
Increase in property, plant and equipment acquisitions in accounts payable	$1,163	$278
Equipment purchases under capital lease obligations	$1,734	$514

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

The equity adjustment from foreign currency translation was $(29,000) and $91,000 for the six months ended June 30, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance will be effective for BioClinica’s goodwill impairment tests performed after December 31, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued an accounting standards update that will require us to disclose information about offsetting and related arrangements associated with certain financial and derivative instruments to enable users of our financial statements to better understand the effect of those arrangements on our financial position.  The new guidance will be applicable to us for fiscal years, and interim periods within those years, beginning after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We are currently evaluating the impact of adopting this standard.

Note 2 — Restructuring charges

In 2011, the Company realigned its global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for the fiscal year ended December 31, 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.

The Company has paid $1.6 million of the restructuring cost as of June 30, 2012 and the $130,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet.  The remaining $130,000 of the unpaid restructuring cost consists of the facility lease obligations that will be paid out over the remaining term of the leases with the last lease payment in March 2013.

Note 3 — Stockholders’ Equity

The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2011 through June 30, 2012:

	Common Stock		Additional Paid-in	Treasury	Accumulated Retained	Other Comprehensive gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Stock	Earnings	(Loss)	Equity
Balance at December 31, 2011	15,650	$4	$49,564	$(1,126)	$9,590	$28	$58,060
Stock options exercised	108	—	317	—	—	—	317
Restricted shares issued	37	—	(98)	—	—	—	(98)
Stock based compensation	—	—	890	—	—	—	890
Purchase of treasury stock	(181)	—	—	(977)	—	—	(977)
Tax benefit on exercise of stock options	—	—	(53)	—	—	—	(53)
Unrealized gain on derivative instruments	—	—	—	—	—	(11)	(11)
Equity adjustments from foreign currency translation	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	2,027	—	2,027
Balance at June 30, 2012	15,614	$4	$50,620	$(2,103)	$11,617	$(12)	$60,126

On December 15, 2010, our Board of Directors authorized $2 million in funds for use in our common stock repurchase program over the following 18 months.  On May 16, 2012, our Board of Directors extended our common stock repurchase program through December 31, 2013 and increased the authorized funds to $4 million.  Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18.  The timing of the repurchases and the exact number of shares of common stock to be purchased will be determined by the discretion of our management, and will depend upon market conditions and other factors.  The program will be funded using our cash on hand and cash generated from operations.  The program may be extended, suspended or discontinued at any time.

Note 4 — Earnings Per Share

Basic income per common share for the three and six months ended June 30, 2012 and 2011 was calculated by dividing the net income available to holders of our common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share for the three and six months ended June 30, 2012 and 2011 was calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.

The computation of basic income per common share and diluted income per common share was as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income — basic and diluted	$1,033	$924	$2,027	$1,275

Denominator — basic:
Weighted average number of common shares	15,640	15,647	15,670	15,649

Basic income per common share	$0.07	$0.06	$0.13	$0.08

Denominator — diluted:
Weighted average number of common shares	15,640	15,647	15,670	15,649
Incremental shares from assumed conversions of stock based compensation plans	912	844	926	917
Weighted average number of dilutive common equity shares	16,552	16,491	16,596	16,566

Diluted income per common share	$0.06	$0.06	$0.12	$0.08

Options to purchase 480,000 and 435,000 shares of BioClinica’s common stock, had been excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2012 and June 30, 2011, respectively, as they were all antidilutive.  Options to purchase 480,000 and 430,000 shares of BioClinica’s common stock, had been excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2012 and June 30, 2011, respectively, as they were all antidilutive.

Note 5 — Commitments and Contingencies

On May 5, 2010, we entered into a two year unsecured, committed line of credit with PNC Bank and have renewed this two year line of credit annually.  In April 2012, the Company again extended the expiration date of this line of credit to May 4, 2014.  Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of June 30, 2012, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of seven equipment lease obligations with the same bank at June 30, 2012.  In the second quarter of 2012, we entered into one sale/leaseback transaction totaling $1.2 million whereby we sold and leased back computer equipment and software.  The resulting lease is being accounted for as a capital lease and a gain of $51,000 was recorded in the second quarter of 2012.  For the six months ended June 30, 2012, a gain of $73,000 was recorded.  The gain recorded on the sale is being deferred over the life of the lease.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

Note 6 — Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations.  In accordance with our current foreign exchange rate risk management policy, our program is not designated for trading or speculative purposes.

We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value.

During the second quarter of 2012, we entered into nine foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses in our Netherlands and France offices denominated in Euros. The notional principal of the foreign currency call options to purchase €2.0 million Euros was $2.7 million U.S. Dollars at June 30, 2012.  The foreign currency call options mature monthly starting September 2012 through May 2013.  We paid a total premium in the second quarter of 2012 of $54,000 for these foreign currency call options.

We initially report any gain or loss on the effective portion of the cash flow hedge as a component of Other Comprehensive Income and subsequently reclassify to the Cost of Service Revenue in the Consolidated Statements of Income when the hedged transactions occur.  Any ineffectiveness is recognized in earnings immediately.  At June 30, 2012, the effective portion of our cash flow hedges, before tax effect, was $(19,000).  During the six months ended June 30, 2012, none of the cash flow hedge transactions occurred and there were no reclassifications of the gain or loss due to ineffectiveness, therefore, we did not recognize anything in our Consolidated Statements of Income.

Valuation techniques used to measure fair value are intended to maximize the use of observable inputs and minimize the use of unobservable inputs. FASB establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

•                Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•                Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data.

•                Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are to be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company has determined the foreign currency call options to be Level 2.  The fair value of the foreign currency call options at June 30, 2012 was $35,000, and is reported in Other Assets in the accompanying Consolidated Balance Sheets.

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

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed-to contracts.  In addition, our Cost of Service Revenues may increase to service our increased backlog.  Our backlog as of June 30, 2012 was $110.2 million, compared to $112.5 million at June 30, 2011.  Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations and expansions and reductions in scope of existing projects, all of which impacted our backlog at June 30, 2012.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance will be effective for BioClinica’s goodwill impairment tests performed after December 31, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued an accounting standards update that will require us to disclose information about offsetting and related arrangements associated with certain financial and derivative instruments to enable users of our financial statements to better understand the effect of those arrangements on our financial position.  The new guidance will be applicable to us for fiscal years, and interim periods within those years, beginning after January 1, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued an accounting standards update with new guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We are currently evaluating the impact of adopting this standard.

Results of Operations

Three Months Ended June 30, 2012 and 2011

(in thousands)	Three Months ended June 30, 2012	% of Total Revenue	Three Months ended June 30, 2011	% of Total Revenue	$ Change	% Change
Service revenues	$19,057	82.6%	$16,891	82.8%	$2,166	12.8%
Reimbursement revenues	4,001	17.4%	3,519	17.2%	482	13.7%
Total revenues	23,058	100.0%	20,410	100.0%	2,648	13.0%

Cost and expenses:
Cost of service revenues	11,682	50.7%	10,441	51.2%	1,241	11.9%
Cost of reimbursement revenues	4,001	17.4%	3,519	17.2%	482	13.7%
Sales and marketing expenses	2,745	11.9%	2,383	11.7%	362	15.2%
General and administrative expenses	2,782	11.6%	2,371	11.6%	411	17.3%
Amortization of intangible assets related to acquisitions	138	0.8%	156	0.8%	(18)	(11.5)%
Mergers and acquisitions related costs	—	0.3%	59	0.3%	(59)	(100)%
Total cost and expenses	21,348	92.6%	18,929	92.7%	2,419	12.8%
Income from operations	1,710	7.4%	1,481	7.3%	229	15.5%
Interest income	2	—	2	—	—	—
Interest expense	(22)	(0.1)%	(9)	—	(13)	144.4
Income before income tax	1,690	7.3%	1,474	7.2%	216	14.7%
Income tax provision	(657)	(2.8)%	(550)	(2.7)%	(107)	(19.5)%
Net income	$1,033	4.5%	$924	4.5%	$109	11.8%

Service revenues were $19.1 million for the three months ended June 30, 2012 and $16.9 million for the same period in 2011, an increase of $2.2 million or 12.8%.  The increase in service revenues was due to an increase in work performed as a result of strong growth from our eClinical solutions, including our full service EDC, Trident IWR and OnPoint CTMS as well as solid performance in our medical imaging solutions offering.  Pfizer, Inc., encompassing 18 projects, represented 18.5% of our service revenue for the three months ended June 30, 2012.  For the three months ended June 30, 2011, Pfizer Inc., encompassing 19 distinct projects, represented 22.0% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $4.0 million for the three months ended June 30, 2012 and $3.5 million for the same period in 2011, an increase of $482,000, or 13.7%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues was $11.7 million for the three months ended June 30, 2012 and $10.4 million for the same period in 2011, an increase of $1.2 million, or 11.9%.  Cost of service revenues for the three months ended June 30, 2012 and the three months ended June 30, 2011 are comprised of professional salaries and benefits and allocated overhead.  The increase is primarily attributable to the additional personnel to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2012 due to increased servicing costs to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions.

Sales and marketing expenses were $2.7 million for the three months ended June 30, 2012 and $2.4 million for the same period in 2011, an increase of $362,000, or 15.2%. Sales and marketing expenses for the three months ended June 30, 2012 and the three months ended June 30, 2011 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The increase is due to additional sales personnel and related costs as we expand our sales efforts for our eClinical product in the U.S. and Europe.  We expect that our sales and marketing costs will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

General and administrative expenses were $2.8 million for the three months ended June 30, 2012 and $2.4 million for the same period in 2011, an increase of $411,000, or 17.3%.  General and administrative expenses for the three months ended June 30, 2012 and the three months ended June 30, 2011 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to increased information technology personnel and costs to support our technology needs.  We expect that our general and administrative expenses will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

Amortization of intangible assets related to acquisitions was $138,000 for the three months ended June 30, 2012 and $156,000 for the same period in 2011, a decrease of $18,000, or 11.5%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of Phoenix Data Systems, Tourtellotte, TranSenda and Theralys.  We expect that the amortization of intangible assets related to acquisitions will decrease for fiscal 2012 due to the completion of amortization of certain intangible assets.

There were no merger and acquisition related costs for the three months ended June 30, 2012, as compared to $59,000 for the same period in 2011.  The three months ended June 30, 2011 represents the accretion related to the change in the fair value of the second earn-out payment associated with our acquisition of Tourtellotte Solutions, Inc. in September 2009.

Net interest expense was $20,000 for the three months ended June 30, 2012, and $7,000 for the three months ended June 30, 2011, an increase of $13,000, or 171%.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in expense is due to the capital lease obligations we entered into during 2011 and 2012.

Our income tax provision was $657,000 for the three months ended June 30, 2012 and $550,000 for the same period in 2011, an increase of $107,000, or 19.5%.  The income tax rate is 38.9% for the three months ends June 30, 2012 as compared to 37.3% for the same period in 2011.  We expect our effective tax rate for the full 2012 year to be approximately 39%; this estimate excludes an approximate 3% federal credit for research and experimentation activities since Congress has not signed the legislation to extend this credit.

Results of Operations

Six Months Ended June 30, 2012 and 2011

(in thousands)	Six Months ended June 30, 2012	% of Total Revenue	Six Months ended June 30, 2011	% of Total Revenue	$ Change	% Change
Service revenues	$37,608	82.2%	$33,035	82.8%	$4,573	13.8%
Reimbursement revenues	8,135	17.8%	7,040	17.4%	1,095	15.6%
Total revenues	45,743	100.0%	40,075	100.0%	5,668	14.1%

Cost and expenses:
Cost of service revenues	23,280	50.9%	20,998	52.4%	2,282	10.9%
Cost of reimbursement revenues	8,135	17.8%	7,040	17.6%	1,095	15.6%
Sales and marketing expenses	5,359	11.7%	4,243	10.6%	1,116	26.3%
General and administrative expenses	5,384	11.8%	4,593	11.5%	791	17.2%
Amortization of intangible assets related to acquisitions	291	0.6%	312	0.8%	(21)	(6.7)%
Mergers and acquisitions related costs	—	—	162	0.4%	(162)	—
Restructuring costs	—	—	679	1.7%	(679)	—
Total cost and expenses	42,449	92.8%	38,027	94.9%	4,422	11.6%
Income from operations	3,294	7.2%	2,048	5.1%	1,246	60.6%
Interest income	6	—	5	—	1	20.0%
Interest expense	(39)	(0.1)%	(19)	—	(20)	105.3%
Income before income tax	3,261	7.1%	2,034	5.1%	1,227	60.3%
Income tax provision	(1,264)	(2.7)%	(759)	(1.9)%	(475)	(62.6)%
Net income	$2,027	4.4%	$1,275	3.2%	$752	59.0%

Service revenues were $37.6 million for the six months ended June 30, 2012 and $33.0 million for the same period in 2011, an increase of $4.6 million or 13.8%.  The increase in service revenues was due to an increase in work performed as a result of strong growth from our eClinical solutions, including our full service EDC, Trident IWR and OnPoint CTMS as well as solid performance in our medical imaging solutions offering.  Pfizer, Inc., encompassing 19 projects, represented 17.9% of our service revenue for the six months ended June 30, 2012.  For the six months ended June 30, 2011, Pfizer Inc., encompassing 19 distinct projects, represented 21.0% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $8.1 million for the six months ended June 30, 2012 and $7.0 million for the same period in 2011, an increase of $1.1 million, or 15.6%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues was $23.3 million for the six months ended June 30, 2012 and $21.0 million for the same period in 2011, an increase of $2.3 million, or 10.9%.  Cost of service revenues for the six months ended June 30, 2012 and the six months ended June 30, 2011 are comprised of professional salaries and benefits and allocated overhead.  The increase is primarily attributable to the additional personnel to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2012 due to increased servicing costs to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions.

Sales and marketing expenses were $5.4 million for the six months ended June 30, 2012 and $4.2 million for the same period in 2011, an increase of $1.1 million, or 26.3%. Sales and marketing expenses for the six months ended June 30, 2012 and the six months ended June 30, 2011 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The increase is due to additional sales personnel and related costs as we expand our sales efforts for our eClinical product in the U.S. and Europe.  We expect that our sales and marketing costs will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

General and administrative expenses were $5.4 million for the six months ended June 30, 2012 and $4.6 million for the same period in 2011, an increase of $791,000, or 17.2%.  General and administrative expenses for the six months ended June 30, 2012 and the six months ended June 30, 2011 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to increased information technology personnel and costs to support our technology needs.  We expect that our general and administrative expenses will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

Amortization of intangible assets related to acquisitions was $291,000 for the six months ended June 30, 2012 and $312,000 for the same period in 2011, a decrease of $21,000, or 6.7%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of Phoenix Data Systems, Tourtellotte, TranSenda and Theralys.  We expect that the amortization of intangible assets related to acquisitions will decrease for fiscal 2012 due to the completion of amortization of certain intangible assets.

There were no merger and acquisition related costs for the six months ended June 30, 2012, as compared to $162,000 for the same period in 2011.  The six months ended June 30, 2011 includes $57,000 for the accretion related to the change in the fair value of the second earn-out payment associated with our acquisition of Tourtellotte Solutions, Inc. in September 2009. It also includes professional fees associated with our acquisition of TranSenda International, LLC in March 2010.

There were no restructuring costs for the six months ended June 30, 2012, compared to $679,000 during the same period in 2011.  The launch of our BioPacs imaging management system and the release of our integrated BioRead image review software further enhances the quality of our imaging corelab service offering and has enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations.  As a result, in 2011, we realigned our global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for fiscal 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.  We do not anticipate any additional restructuring costs for fiscal 2012.

Net interest expense was $33,000 for the six months ended June 30, 2012, and $14,000 for the six months ended June 30, 2011, an increase of $19,000, or 136%.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in expense is due to the capital lease obligations we entered into during 2011 and 2012.

Our income tax provision was $1.2 million for the six months ended June 30, 2012 and $759,000 for the same period in 2011, an increase of $475,000, or 62.6%.  The income tax rate is 37.8% for the six months ends June 30, 2012 as compared to 37.3% for the same period in 2011.  We expect our effective tax rate for the full 2012 year to be approximately 39%; this estimate excludes an approximate 3% federal credit for research and experimentation activities since Congress has not signed the legislation to extend this credit.

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

Statement of Cash Flow for the six months ended June 30, 2012 compared to June 30, 2011

(in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash provided by operating activities	$3,136	$3,664
Net cash used in investing activities	$(3,387)	$(2,646)
Net cash provided by (used in) financing activities	$781	$(6)

At June 30, 2012, we had cash and cash equivalents of $13.1 million.  Working capital, defined as current assets minus current liabilities, at June 30, 2012 was $13.4 million.

Net cash provided by operating activities for the six months ended June 30, 2012 was $3.1 million as compared to $3.7 million for the six months ended June 30, 2011.  This decrease from the prior year is primarily due to the timing of vendor payments along with decreased deferred revenue.

Net cash used in investing activities for the six months ended June 30, 2012 was $3.4 million as compared to net cash used in investing activities of $2.7 million for the six months ended June 30, 2011.  This increase is primarily due to increased capitalized software costs as we invest in our technology platform for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  We currently anticipate that capital expenditures for fiscal 2012 will be approximately $9 million, funded by cash from operations, as compared to $5.8 million for fiscal 2011. These expenditures primarily represent capitalization of software costs and network and data center computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2012 was $781,000 as compared to net cash used in financing activities of $6,000 for the six months ended June 30, 2011.  The difference from the prior year was primarily due to our purchase of treasury shares for $977,000 for the six months ended June 30, 2012 along with entering into $1.7 million in capital lease obligations to finance the purchase of property and equipment.

As of June 30, 2012, our total cash and  cash equivalents included $11.9 million held by our U.S. entities and $1.2 million held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely.  Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

On May 5, 2010, we entered into a two year unsecured, committed line of credit with PNC Bank and have renewed this two year line of credit annually.  In April 2012, the Company again extended the expiration date of this line of credit to May 4, 2014.   Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of June 30, 2012, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of seven equipment lease obligations with the same bank at June 30, 2012.   In the second quarter of 2012, we entered into one sale/leaseback transaction totaling $1.2 million whereby we sold and leased back computer equipment and software.  The resulting lease is being accounted for as a capital lease and a gain was recorded on the sale in the amount of $51,000 which is being deferred over the life of the lease.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of June 30, 2012, there have been no changes to such critical accounting policies and estimates.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds.  Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Foreign Currency Risk

Most of our sales are denominated in U.S. Dollars but we have costs denominated in Euros for our Netherlands and France subsidiaries.  This exposes us to the risk of fluctuations in foreign currency exchange rates. We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted expenses denominated in Euros. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the

U.S. dollar/Euro exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of Other Comprehensive Income and subsequently reclassified into expenses on the Consolidated Statements of Income when the hedge transactions occurs.

During the second quarter of 2012, we entered into nine foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses in our Netherlands and France offices denominated in Euros. The notional principal of the foreign currency call options to purchase €2.0 million Euros was $2.7 million U.S. Dollars at June 30, 2012.  The foreign currency call options mature monthly starting September 2012 through August 2013.  We paid a total premium in the second quarter of 2012 of $54,000 for these foreign currency call options.

We initially report any gain or loss on the effective portion of the cash flow hedge as a component of Other Comprehensive Income and subsequently reclassify to the Income Statement when the hedged transactions occur.  Any ineffectiveness is recognized in earnings immediately.  At June 30, 2012,  the effective portion of our cash flow hedges, before tax effect, was $(19,000).  During six months ended June 30, 2012, none of the cash flow hedge transaction occurred, therefore, we did not recognize anything in our Consolidated Statements of Income.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of June 30, 2012, the end of the period covered by this report on Form 10-Q.  Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at June 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There was no change in our internal controls over financial reporting that occurred during the second quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.                                               Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

On December 15, 2010, our Board of Directors authorized $2 million in funds for use in our common stock repurchase program over the following 18 months.  On May 16, 2012, our Board of Directors extended our common stock repurchase program through December 31, 2013 and increased the authorized funds to $4 million.  Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18.  The timing of the repurchases and the exact number of shares of common stock to be purchased will be determined by the discretion of our management under the supervision of the Audit Committee of our Board of Directors, and will depend upon market conditions and other factors.  The program will be funded using our cash on hand and cash generated from operations.  The program may be extended, suspended or discontinued at any time.

The following table provides information relating to our repurchase of common stock for the six months ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Unaudited)
January 1 — January 31, 2012	29,200	$4.77	29,200	$734,432
February 1 — February 29, 2012	32,700	$5.57	32,700	$552,139
March 1 — March 31, 2012	38,800	$5.62	38,800	$333,943
April 1 — April 30, 2012	18,900	$5.73	18,900	$225,649
May 1 — May 31, 2012	34,900	$5.50	34,900	$2,033,618
June 1 — June 30, 2012	26,900	$5.08	26,900	$1,897,013
Total	181,400		181,400

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

101.1

Financial statements from the Quarterly Report on Form 10-Q of BioClinica, Inc. for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL (Extensible Business Reporting language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.

DATE: August 9, 2012	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: August 9, 2012	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)