Form 10-Q
period 2012-09-30
BIOCLINICA INC
filed 2012-11-09
CIK 822418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2012:

Class	Number of Shares
Common Stock, $0.00025 par value	15,611,173

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

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)	September 30, 2012	December 31. 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,184	$12,575
Accounts receivable, net	18,950	16,353
Prepaid expenses and other current assets	1,886	1,743
Deferred income taxes	5,522	5,637
Total current assets	39,542	36,308

Property and equipment, net	19,771	16,186
Intangibles, net	1,378	1,808
Goodwill	34,302	34,302
Deferred income tax	43	1,021
Other assets	765	796
Total assets	$95,801	$90,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,320	$2,422
Accrued expenses and other current liabilities	5,760	5,944
Deferred revenue	14,179	13,438
Deferred income tax	—	526
Current maturities of capital lease obligations	1,006	423
Current liability for acquisition earn-out	2,000	2,000
Total current liabilities	25,265	24,753

Long-term capital lease obligations	3,522	1,535
Deferred income tax	4,689	4,499
Other liabilities	1,453	1,574
Total liabilities	$34,929	$32,361

Stockholders’ equity
Preferred stock - $0.00025 par value; authorized 3,000,000 shares, none issued and outstanding at September 30, 2012 and at December 31, 2011	—	—
Common stock - $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,597,493 shares at September 30, 2012 and 15,649,994 shares at December 31, 2011	4	4
Treasury stock - at cost, shares held: 477,113 at September 30, 2012 and 233,913 at December 31, 2011	(2,440)	(1,126)
Additional paid-in capital	51,151	49,564
Retained earnings	12,159	9,590
Accumulated other comprehensive income	(2)	28
Total stockholders’ equity	$60,872	$58,060

Total liabilities and stockholders’ equity	$95,801	$90,421

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months ended September 30,
(in thousands, except per share data)	2012	2011
Service revenues	$19,227	$16,623
Reimbursement revenues	5,701	4,847
Total revenues	24,928	21,470

Costs and expenses
Cost of service revenues	11,968	10,434
Cost of reimbursement revenues	5,701	4,847
Sales and marketing expenses	2,489	2,081
General and administrative expenses	2,697	2,434
Amortization of intangible assets related to acquisition	138	155
Restructuring costs	839	1,040
Total cost and expenses	23,832	20,991
Operating income	1,096	479

Interest income	2	2
Interest expense	(36)	(14)
Income before income tax	1,062	467

Income tax provision	(520)	(109)
Net income	$542	$358

Basic income per common share	$0.03	$0.02
Weighted average number of common shares	15,596	15,640

Diluted income per common share	$0.03	$0.02
Weighted average number of diluted shares	16,461	16,383

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Nine Months ended September 30,
(in thousands, except per share data)	2012	2011
Service revenues	$56,835	$49,658
Reimbursement revenues	13,836	11,887
Total revenues	70,671	61,545

Costs and expenses
Cost of service revenues	35,248	31,432
Cost of reimbursement revenues	13,836	11,887
Sales and marketing expenses	7,848	6,324
General and administrative expenses	8,081	7,027
Amortization of intangible assets related to acquisition	429	467
Mergers and acquisitions related costs	—	162
Restructuring costs	839	1,719
Total cost and expenses	66,281	59,018
Operating income	4,390	2,527

Interest income	6	6
Interest expense	(73)	(32)
Income before income tax	4,323	2,501

Income tax provision	(1,754)	(868)
Net income	$2,569	$1,633

Basic income per common share	$0.16	$0.10
Weighted average number of common shares	15,626	15,645

Diluted income per common share	$0.16	$0.10
Weighted average number of diluted shares	16,467	16,515

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended September 30,
	2012	2011
Statement of comprehensive income (in thousands)
Net income	$542	$358
Equity adjustment from foreign currency translation, net of tax	9	(47)
Total comprehensive income	$551	$311

	For the Nine Months Ended September 30,
	2012	2011
Statement of comprehensive income (in thousands)
Net income	$2,569	$1,633
Unrealized loss on derivative instruments, net of tax	(16)	—
Equity adjustment from foreign currency translation, net of tax	(19)	44
Total comprehensive income	$2,534	$1,677

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$2,569	$1,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,767	3,266
Provision for deferred income taxes	769	829
Excess tax benefit related to stock options	(11)	—
Bad debt recovery (expense)	32	(15)
Stock based compensation expense	1,367	1,019
Accretion of acquisition earn-out	—	114
Gain on sale/leaseback	124	44
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,628)	(1,603)
Increase in prepaid expenses and other current assets	(166)	(89)
Decrease (increase) in other assets	32	(42)
(Decrease) increase in accounts payable	(123)	113
Decrease in accrued expenses and other current liabilities	(337)	(89)
Increase (decrease) in deferred revenue	742	(19)
(Decrease) increase in other liabilities	(123)	742
Net cash provided by operating activities	$6,014	$5,903

Cash flows from investing activities:
Purchases of property and equipment	(3,305)	(1,352)
Capitalized software development costs	(3,731)	(2,843)
Net cash used in investing activities	$(7,036)	$(4,195)

Cash flows from financing activities:
Proceeds from sale/leaseback	3,037	918
Payments under equipment lease obligations	(466)	(157)
Purchase of treasury stock	(1,314)	(784)
Excess tax benefits related to stock options	11	—
Proceeds from exercise of stock options	367	138
Net cash provided by financing activities	$1,635	$115

Effect of exchange rate changes on cash	(4)	26

Net increase in cash and cash equivalents	609	1,849
Cash and cash equivalents at beginning of period	12,575	10,443
Cash and cash equivalents at end of period	$13,184	$12,292

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$77	$32
Cash paid during the period for income taxes	$1,273	$736

See Notes to Consolidated Financial Statements

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months ended September 30,
	2012	2011
Supplemental cash flow disclosure (in thousands)
Non cash investing and financing activities:
Increase in property, plant, and equipment acquisitions in accounts payable	$22	$74
Equipment purchases under capital lease obligations	$3,037	$918

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

Interim results are not necessarily indicative of results for the full fiscal year.

Functional Currency.

The functional currency of each of the Company’s foreign operations is the local currency of the country in which the operation is located. All assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates during the period. Increases and decreases in net assets resulting from foreign currency translation are reflected in stockholder’s equity as a component of accumulated other comprehensive income (loss). The equity adjustment from foreign currency translation was $(19,000) and $44,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 2 – Restructuring charges

In 2012, the Company initiated a change in reporting structure and changes of roles and responsibilities within the operations that resulted in elimination of certain positions and resulted in a total restructuring charge of $839,000 for the quarter ended September 30, 2012.  This restructuring charge was comprised of $695,000 in employee severance, $5,000 in office space restructuring and $139,000 in legal and other costs.  The Company has paid $32,000 of the restructuring cost as of September 30, 2012 and the $807,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet.

In 2011, the Company realigned its global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for the fiscal year ended December 31, 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.  The Company has paid $1.6 million of the restructuring cost as of September 30, 2012 and the $102,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet.  The remaining $102,000 of the unpaid restructuring cost consists of the facility lease obligations that will be paid out over the remaining term of the leases with the last lease payment in March 2013.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Stockholders’ Equity

The following summarizes the activity of the Stockholders’ equity accounts for the period from December 31, 2011 through September 30, 2012:

	Common Stock		Additional Paid-in	Treasury	Accumulated Retained	Other Comprehensive gain	Stockholders’
(in thousands)	Shares	Amount	Capital	Stock	Earnings	(Loss)	Equity
Balance at December 31, 2011	15,650	$4	$49,564	$(1,126)	$9,590	$28	$58,060
Stock options exercised	134	—	367	—	—	—	367
Restricted shares issued	61	—	(158)	—	—	—	(158)
Stock based compensation	—	—	1,367	—	—	—	1,367
Purchase of treasury stock	(243)	—	—	(1,314)	—	—	(1,314)
Tax benefit on exercise of stock options	—	—	11	—	—	—	11
Unrealized gain on derivative instruments	—	—	—	—	—	(11)	(11)
Equity adjustments from foreign currency translation	—	—	—	—	—	(19)	(19)
Net income	—	—	—	—	2,569	—	2,569
Balance at September 30, 2012	15,602	$4	$51,151	$(2,440)	$12,159	$(2)	$60,872

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

Note 4 – Earnings Per Share

Basic income per common share for the three and nine months ended September 30, 2012 and 2011 was calculated by dividing the net income available to holders of our common stock by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share for the three and nine months ended September 30, 2012 and 2011 was calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the effect of potentially dilutive securities using the treasury stock method.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The computation of basic income per common share and diluted income per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income — basic and diluted	$542	$358	$2,569	$1,633

Denominator — basic:
Weighted average number of common shares	15,596	15,640	15,626	15,645

Basic income per common share	$0.03	$0.02	$0.16	$0.10

Denominator — diluted:
Weighted average number of common shares	15,596	15,640	15,626	15,645
Incremental shares from assumed conversions of stock based compensation plans	865	743	841	870
Weighted average number of dilutive common equity shares	16,461	16,383	16,467	16,515

Diluted income per common share	$0.03	$0.02	$0.16	$0.10

Options to purchase 500,000 and 536,000 shares of BioClinica’s common stock were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2012 and September 30, 2011, respectively, as they were antidilutive.  Options to purchase 500,000 and 536,000 shares of BioClinica’s common stock were excluded from the calculation of diluted earnings per common share for the nine months ended September 30, 2012 and September 30, 2011, respectively, as they were antidilutive.

Note 5 – Commitments and Contingencies

On May 5, 2010, we entered into a two year unsecured, committed line of credit with PNC Bank and have renewed this two year line of credit annually.  In April 2012, the Company again extended the expiration date of this line of credit to May 4, 2014.  Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2012, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of eight equipment lease obligations with the same bank at September 30, 2012.  In the third quarter of 2012, we entered into one sale/leaseback transaction totaling $1.3 million whereby we sold and leased back computer equipment and software.  The lease is accounted for as a capital lease and resulted in a gain of $51,000 which is deferred over the life of the lease. For the nine months ended September 30, 2012, a gain of $124,000 was recorded.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

Note 6 – Derivative Financial Instruments

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

During the second and third quarters of 2012, we entered into twelve foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses in our Netherlands and France offices denominated in Euros. The notional principal of the foreign currency call options to purchase €2.6 million Euros was $3.4 million U.S. Dollars at September 30, 2012.  The remaining foreign currency call options mature monthly between October 2012 and August 2013.  We paid a total premium in 2012 of $86,000 for these foreign currency call options.

We initially report any gain or loss on the effective portion of the cash flow hedge as a component of Other Comprehensive Income and subsequently reclassify to the Cost of Service Revenue in the Consolidated Statements of Income when the hedged transactions occur.  Any ineffectiveness would be recognized in earnings immediately.  At September 30, 2012, the effective portion of our cash flow hedges, before tax effect, was $(23,000).  During the nine months ended September 30, 2012, one of the hedged cash flow transactions occurred and we reclassified $3,000 of the loss to our Consolidated Statements of Income.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company has determined the foreign currency call options to be Level 2.  The fair value of the foreign currency call options at September 30, 2012 was $60,000, and is reported in Other Assets in the accompanying Consolidated Balance Sheets.

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

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed-to contracts.  In addition, our Cost of Service Revenues may increase to service our increased backlog.  Our backlog as of September 30, 2012 was $114.1 million, compared to $115.6 million at September 30, 2011.  The decrease from the prior year was due to the cancellation of a large drug program due to lack of efficacy.  This cancelled program for which we were providing medical imaging solutions was long term in nature and had a remaining backlog of approximately $17 million and a remaining duration of seven years.  Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations and expansions and reductions in scope of existing projects, all of which impacted our backlog at September 30, 2012.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

(in thousands)	Three Months ended September 30, 2012	% of Total Revenue	Three Months ended September 30, 2011	% of Total Revenue	$ Change	% Change
Service revenues	$19,227	77.1%	$16,623	77.4%	$2,604	15.7%
Reimbursement revenues	5,701	22.9%	4,847	22.6%	854	17.6%
Total revenues	24,928	100.0%	21,470	100.0%	3,458	16.1%

Cost and expenses:
Cost of service revenues	11,968	48.0%	10,434	48.6%	1,534	14.7%
Cost of reimbursement revenues	5,701	22.9%	4,847	22.6%	854	17.6%
Sales and marketing expenses	2,489	10.0%	2,081	9.7%	408	19.6%
General and administrative expenses	2,697	10.8%	2,434	11.3%	263	10.8%
Amortization of intangible assets related to acquisitions	138	0.6%	155	0.7%	(17)	-11.0%
Restructuring costs	839	3.4%	1,040	4.8%	(201)	-19.3%
Total cost and expenses	23,832	95.6%	20,991	97.8%	2,841	13.5%
Income from operations	1,096	4.4%	479	2.2%	617	128.8%
Interest income	2	0.0%	2	0.0%	—	0.0%
Interest expense	(36)	-0.1%	(14)	-0.1%	(22)	157.1%
Income before income tax	1,062	4.3%	467	2.2%	595	127.4%
Income tax provision	(520)	-2.1%	(109)	-0.5%	(411)	377.1%
Net income	$542	2.2%	$358	1.7%	$184	51.4%

Service revenues were $19.2 million for the three months ended September 30, 2012 and $16.6 million for the same period in 2011, an increase of $2.6 million or 15.7%.  The increase in service revenues was due to an increase in work performed as a result of strong growth from our eClinical solutions, including our full service EDC, Trident IWR and OnPoint CTMS as well as solid performance in our medical imaging solutions offering.  Pfizer, Inc., encompassing 18 projects, represented 19.9% of our service revenue for the three months ended September 30, 2012.  For the three months ended September 30, 2011, Pfizer Inc., encompassing 18 distinct projects, represented 19.2% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $5.7 million for the three months ended September 30, 2012 and $4.8 million for the same period in 2011, an increase of $854,000, or 17.6%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues was $11.9 million for the three months ended September 30, 2012 and $10.4 million for the same period in 2011, an increase of $1.5 million, or 14.7%.  Cost of service revenues for the three months ended September 30, 2012 and the three months ended September 30, 2011 are comprised of professional salaries and benefits and allocated overhead.  The increase is primarily attributable to the additional personnel to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2012 due to increased servicing costs to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions but decrease as a percentage of total revenue going forward.

Sales and marketing expenses were $2.5 million for the three months ended September 30, 2012 and $2.1 million for the same period in 2011, an increase of $408,000, or 19.6%. Sales and marketing expenses for the three months ended September 30, 2012 and the three months ended September 30, 2011 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The increase is due to additional sales personnel and related costs as we expand our sales efforts for our eClinical product in the U.S. and Europe.  We expect that our sales and marketing costs will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

General and administrative expenses were $2.7 million for the three months ended September 30, 2012 and $2.4 million for the same period in 2011, an increase of $263,000, or 10.8%.  General and administrative expenses for the three months ended September 30, 2012 and the three months ended September 30, 2011 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to increased information technology personnel and costs to support our technology needs.  We expect that our general and administrative expenses will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

Amortization of intangible assets related to acquisitions was $138,000 for the three months ended September 30, 2012 and $155,000 for the same period in 2011, a decrease of $17,000, or 11.0%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of Phoenix Data Systems, Tourtellotte, TranSenda and Theralys.  We expect that the amortization of intangible assets related to acquisitions will decrease for fiscal 2012 due to the completion of amortization of certain intangible assets.

Net interest expense was $34,000 for the three months ended September 30, 2012, and $12,000 for the same period in 2011, an increase of $22,000, or 183.3%.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in expense is due to the capital lease obligations we entered into during 2011 and 2012.

Restructuring costs were $839,000 for the three months ended September 30, 2012 and $1,040,000 for the same period in 2011.  In 2012, we initiated a change in reporting structure and changes of roles and responsibilities within our operations that resulted in elimination of certain positions and resulted in a total restructuring charge of $839,000 for the quarter ended September 30, 2012.  This restructuring charge was comprised of $695,000 in employee severance, $5,000 in office space restructuring and $139,000 in legal and other costs.  As a result of the restructuring, the Company expects to realize annual operating expense savings of $1.0 million.  In 2011, as a result of the launch of our BioPacs imaging management system and the release of our integrated BioRead image review software which further enhanced the quality of our imaging corelab service offering and enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations, we realigned our global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for fiscal 2011.  For the three months ended September 30, 2011, this restructuring charge was comprised of $884,000 write-off of facility lease obligations and $156,000 in legal and other costs.

Our income tax provision was $520,000 for the three months ended September 30, 2012 and $109,000 for the same period in 2011, an increase of $411,000, or 377.0%.  The income tax rate is 49.0% for the three months ends September 30, 2012 as compared to 23.3% for the same period in 2011.  This difference is primarily due to the change in estimate of the federal credit for research and experimentation with the filing in September 2012 of our annual tax returns for the year ending 2011.We expect our effective tax rate for the full 2012 year to be approximately 41%; this estimate excludes an approximate 2% federal credit for research and experimentation activities since Congress has not enacted the legislation to extend this credit.

Results of Operations

Nine Months Ended September 30, 2012 and 2011

(in thousands)	Nine Months ended September 30, 2012	% of Total Revenue	Nine Months ended September 30, 2011	% of Total Revenue	$ Change	% Change
Service revenues	$56,835	80.4%	$49,658	80.7%	$7,177	14.5%
Reimbursement revenues	13,836	19.6%	11,887	19.3%	1,949	16.4%
Total revenues	70,671	100.0%	61,545	100.0%	9,126	14.8%

Cost and expenses:
Cost of service revenues	35,248	49.9%	31,432	51.1%	3,816	12.1%
Cost of reimbursement revenues	13,836	19.6%	11,887	19.3%	1,949	16.4%
Sales and marketing expenses	7,848	11.1%	6,324	10.3%	1,524	24.1%
General and administrative expenses	8,081	11.4%	7,027	11.4%	1,054	15.0%
Amortization of intangible assets related to acquisitions	429	0.6%	467	0.8%	(38)	-8.1%
Mergers and acquisitions related costs	—	0.0%	162	0.3%	(162)	-100.0%
Restructuring costs	839	1.2%	1,719	2.8%	(880)	-51.2%
Total cost and expenses	66,281	93.8%	59,018	95.9%	7,263	12.3%
Income from operations	4,390	6.2%	2,527	4.1%	1,863	73.7%
Interest income	6	0.0%	6	0.0%	—	0.0%
Interest expense	(73)	-0.1%	(32)	-0.1%	(41)	128.1%
Income before income tax	4,323	6.1%	2,501	4.1%	1,822	72.9%
Income tax provision	(1,754)	-2.5%	(868)	-1.4%	(886)	102.1%
Net income	$2,569	3.6%	$1,633	2.7%	$936	57.3%

Service revenues were $56.8 million for the nine months ended September 30, 2012 and $49.7 million for the same period in 2011, an increase of $7.2 million or 14.5%.  The increase in service revenues was due to an increase in work performed as a result of strong growth from our eClinical solutions, including our full service EDC, Trident IWR and OnPoint CTMS as well as solid performance in our medical imaging solutions offering.  Pfizer, Inc., encompassing 21 projects, represented 18.6% of our service revenue for the nine months ended September 30, 2012.  For the nine months ended September 30, 2011, Pfizer Inc., encompassing 19 distinct projects, represented 20.3% of our service revenues.

Reimbursement revenues and cost of reimbursement revenues were $13.8 million for the nine months ended September 30, 2012 and $11.9 million for the same period in 2011, an increase of $1.9 million, or 16.4%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of this project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues was $35.2 million for the nine months ended September 30, 2012 and $31.4 million for the same period in 2011, an increase of $3.8 million, or 12.1%.  Cost of service revenues for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 are comprised of professional salaries and benefits and allocated overhead.  The increase is primarily attributable to the additional personnel to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2012 due to increased servicing costs to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC solutions but decrease as a percentage of total revenue going forward.

Sales and marketing expenses were $7.8 million for the nine months ended September 30, 2012 and $6.3 million for the same period in 2011, an increase of $1.5 million, or 24.1%. Sales and marketing expenses for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The increase is due to additional sales personnel and related costs as we expand our sales efforts for our eClinical product in the U.S. and Europe.  We expect that our sales and marketing costs will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

General and administrative expenses were $8.1 million for the nine months ended September 30, 2012 and $7.0 million for the same period in 2011, an increase of $1.1 million, or 15.0%.  General and administrative expenses for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance. The increase is due to increased information technology personnel and costs to support our technology needs.  We expect that our general and administrative expenses will increase for fiscal 2012 but decrease as a percentage of total revenue going forward.

Amortization of intangible assets related to acquisitions was $429,000 for the nine months ended September 30, 2012 and $467,000 for the same period in 2011, a decrease of $38,000, or 8.1%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of Phoenix Data Systems, Tourtellotte, TranSenda and Theralys.  We expect that the amortization of intangible assets related to acquisitions will decrease for fiscal 2012 due to the completion of amortization of certain intangible assets.

There were no merger and acquisition related costs for the nine months ended September 30, 2012, as compared to $162,000 for the same period in 2011.  The nine months ended September 30, 2011 includes $57,000 for the accretion related to the change in the fair value of the second earn-out payment associated with our acquisition of Tourtellotte Solutions, Inc. in September 2009. It also includes professional fees associated with our acquisition of TranSenda International, LLC in March 2010.

Restructuring costs were $839,000 for the nine months ended September 30, 2012, compared to $1,719,000 during the same period in 2011.  In 2012, we initiated a change in reporting structure and changes of roles and responsibilities within our operations that resulted in elimination of certain positions and resulted in a total restructuring charge of $839,000 for the quarter ended September 30, 2012.  This restructuring charge was comprised of $695,000 in employee severance, $5,000 in office space restructuring and $139,000 in legal and other costs.  As a result of the restructuring, the Company expects to realize annual operating expense savings of $1.0 million.  In 2011, as a result of the launch of our BioPacs imaging management system and the release of our integrated BioRead image review software which further enhanced the quality of our imaging corelab service offering and enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations, we realigned our global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for fiscal 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.

Net interest expense was $67,000 for the nine months ended September 30, 2012, and $26,000 for the same period in 2011, an increase of $41,000, or 157.7%.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in expense is due to the capital lease obligations we entered into during 2011 and 2012.

Our income tax provision was $1.8 million for the nine months ended September 30, 2012 and $868,000 for the same period in 2011, an increase of $886,000, or 102.1%.  The income tax rate is 40.6% for the nine months ends September 30, 2012 as compared to 34.7% for the same period in 2011.  This difference is primarily due to the change in estimate of the federal credit for research and experimentation with the filing in September 2012 of our annual tax returns for the year ending 2011.  We expect our effective tax rate for the full 2012 year to be approximately 41%; this estimate excludes an approximate 2% federal credit for research and experimentation activities since Congress has not enacted the legislation to extend this credit.

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

Statement of Cash Flow for the nine months ended September 30, 2012 compared to September 30, 2011

(in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash provided by operating activities	$6,014	$5,903
Net cash used in investing activities	$(7,036)	$(4,195)
Net cash provided by financing activities	$1,635	$115

At September 30, 2012, we had cash and cash equivalents of $13.2 million.  Working capital, defined as current assets minus current liabilities, at September 30, 2012 was $14.2 million.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $6.0 million as compared to $5.9 million for the nine months ended September 30, 2011.  This increase is primarily due to the increase in net income.

Net cash used in investing activities for the nine months ended September 30, 2012 was $7.0 million as compared to net cash used in investing activities of $4.2 million for the nine months ended September 30, 2011.  This increase is primarily due to increased capitalized software costs as we invest in our technology platform and an increase in computer equipment purchases for our data center for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  We currently anticipate that capital expenditures for fiscal 2012 will be approximately $9 million, funded by cash from operations, as compared to $5.8 million for fiscal 2011. These expenditures primarily represent capitalization of software costs and network and data center computer equipment.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $1.6 million as compared to net cash provided by financing activities of $115,000 for the nine months ended September 30, 2011.  The difference from the prior year was primarily due to our purchase of treasury shares for $1.3 million for the nine months ended September 30, 2012 along with entering into $3.0 million in capital lease obligations to finance the purchase of property and equipment.

As of September 30, 2012, our total cash and cash equivalents included $12.4 million held by our U.S. entities and $725,000 held by our foreign subsidiaries. If we need to access these overseas funds for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to reinvest the unremitted earnings of our foreign subsidiaries indefinitely.  Our current plans do not demonstrate a need to repatriate any overseas funds to fund our U.S. operations.

On May 5, 2010, we entered into a two year unsecured, committed line of credit with PNC Bank and have renewed this two year line of credit annually.  In April 2012, the Company again extended the expiration date of this line of credit to May 4, 2014.  Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of

September 30, 2012, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of eight equipment lease obligations with the same bank at September 30, 2012.  In the third quarter of 2012, we entered into one sale/leaseback transaction totaling $1.3 million whereby we sold and leased back computer equipment and software.  The resulting lease is being accounted for as a capital lease and a gain was recorded on the sale in the amount of $51,000 which is being deferred over the life of the lease.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of September 30, 2012, there have been no changes to such critical accounting policies and estimates.

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

During the second and third quarters of 2012, we entered into twelve foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses in our Netherlands and France offices denominated in Euros. The notional principal of the foreign currency call options to purchase €2.6 million Euros was $3.4 million U.S. Dollars at September 30, 2012.  The remaining foreign currency call options mature monthly between October 2012 and August 2013.  We paid a total premium in 2012 of $86,000 for these foreign currency call options.

We initially report any gain or loss on the effective portion of the cash flow hedge as a component of Other Comprehensive Income and subsequently reclassify to the Cost of Service Revenue in the Consolidated Statements of Income when the hedged transactions occur.  Any ineffectiveness is recognized in earnings immediately.  At September 30, 2012, the effective portion of our cash flow hedges, before tax effect, was $(23,000).  During the nine months ended September 30, 2012, one of the cash flow hedge transactions occurred and we reclassified $3,000 of the gain to our Consolidated Statements of Income.

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of September 30, 2012, the end of the period covered by this report on Form 10-Q.  Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at September 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.  There was no change in our internal controls over financial reporting that occurred during the third quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information relating to our repurchase of common stock for the three months ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Unaudited)
July 1 – July 31, 2012	23,700	$5.25	23,700	$1,772,485
August 1 – August 31, 2012	17,100	$5.42	17,100	$1,679,871
September 1 – September 30, 2012	21,000	$5.72	21,000	$1,559,613
Total	61,800		61,800

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information.

None.

Item 6.                                                         Exhibits.

4.1

Renewal Letter dated April 24, 2012 to the Committed Line of Credit Note dated May 5, 2010, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association (filed herewith).

10.1	Amended and restated 2010 Stock Incentive Plan, adopted by the stockholders of BioClinica, Inc. on May 16, 2012 (filed herewith).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (furnished herewith).

101.1

Financial statements from the Quarterly Report on Form 10-Q of BioClinica, Inc. for the quarter ended September 30, 2012, filed on November 9, 2012, formatted in XBRL (Extensible Business Reporting language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCLINICA, INC.

DATE: November 9, 2012	By:	/s/ Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 9, 2012	By:	/s/ Ted I. Kaminer
Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)