Form 10-K
period 2012-12-31
BIOCLINICA INC
filed 2013-02-22
CIK 822418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File No. 001-11182

BIOCLINICA, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	11-2872047
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

826 Newtown-Yardley Road, Newtown, Pennsylvania	18940-1721
(Address of principal executive offices)	(Zip Code)

(267) 757-3000

(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00025 par	NASDAQ Global Market
value per share

Preferred Share Purchase Rights

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
(do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes: ☐  No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $60.7 million on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the close price on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of January 31, 2013:

Class	Number of Shares
Common Stock, $.00025 par value	15,685,671

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

Transaction with Affiliates of JLL Partners

On January 30, 2013, it was announced that affiliates of JLL Partners, Inc., or JLL, including BioCore Holdings, Inc., or Parent, and BC Acquisition Corp., a wholly-owned subsidiary of Parent, or Purchaser, entered into an Agreement and Plan of Merger, or the Merger Agreement, with us whereby Parent will acquire us. The acquisition will be carried out in two steps.  The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $7.25 per share, payable net to the seller in cash, or the Tender Offer. Unless subsequently extended, the Tender Offer will expire on March 11, 2013 at 12:00 midnight New York City time.

Following the successful completion of the Tender Offer, Purchaser will be merged with the Company, and all shares of our common stock not purchased in the Tender Offer (other than shares held by Purchaser or its affiliates or the Company and dissenting shares) will be converted into the right to receive $7.25 in cash per share of our common stock. In addition, under the terms of the Merger Agreement, Purchaser is granted an option to acquire up to one share more than 90% of our issued and outstanding common stock if necessary to allow a “short-form” merger under Delaware law, which would not require a stockholder vote.  The Merger is subject to customary conditions.

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

Significant Clients

Contracts with one client, Pfizer Inc., which encompassed 24 projects, represented 18.7% of our service revenues for the year ended December 31, 2012.  Contracts with Pfizer, Inc., which encompassed 21 projects, represented 19.8% of our service revenues for the year ended December 31, 2011.  Contracts with Pfizer, Inc., which encompassed 22 projects, represented 19.9% of our service revenues for the year ended December 31, 2010.  Contracts are terminable by our clients at any time and for any reason.  The loss of business from a significant client or our failure to continue to obtain new business to replace completed or cancelled projects would have a material adverse effect on our business and revenues.

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

Employees

As of December 31, 2012, we had 585 full-time employees, four of whom were executive officers.

Of our employees, as of December 31, 2012, 40 were engaged in sales and marketing, 483 were engaged in client-related projects, and 62 were engaged in administration and management.  A significant number of our management and professional employees have prior industry experience.  We believe that we have been successful in attracting skilled and experienced personnel; however, it remains a competitive market for recruiting such personnel.  As of January 31, 2013, we have employment agreements with three of our executive officers.  See “Item 11.  Executive Compensation”.  We consider relations with our employees to be good.

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

Risks Related to Our Merger

If our acquisition by JLL is not completed as expected, our stock price, business and results of operations may suffer.

On January 30, 2013, it was announced that affiliates of JLL, including Parent and Purchaser, entered into the Merger Agreement with us whereby Parent will acquire us.  The acquisition will be carried out in two steps.  The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $7.25 per share, payable net to the seller in cash.  Unless subsequently extended, the Tender Offer will expire on March 11, 2013 at 12:00 midnight New York City time.

Following the successful completion of the Tender Offer, Purchaser will be merged with the Company, and all shares of our common stock not purchased in the Tender Offer (other than shares held by Purchaser or its affiliates or the Company and dissenting shares) will be converted into the right to receive $7.25 in cash per share of our common stock. In addition, under the terms of the Merger Agreement, Purchaser is granted an option to acquire up to one share more than 90% of our issued and outstanding common stock if necessary to allow a “short-form” merger under Delaware law, which would not require a stockholder vote.  The Merger is subject to customary conditions.

The Merger might be delayed or prevented if a court or other governmental authority were to block the merger or make it illegal.  If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including:

•                  activities related to the merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transaction does not occur;

•                  the market price of our common stock could decline following an announcement that the proposed transaction had been abandoned or delayed;

•                  because Purchaser would own a substantial majority of our common stock, there may not be an active trading market for our remaining shares of common stock and we may not be able to sustain our NASDAQ listing;

•                  we would remain liable for our costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses; and

•                  we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Lawsuits have been filed against us, our Board, JLL, Parent and Purchaser arising out of our proposed acquisition by JLL, and if not settled or otherwise resolved, they may result in additional costs and distraction.

Starting on February 1, 2013, several purported stockholders of BioClinica have filed complaints styled as  class action lawsuits in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against

BioClinica, Inc., the BioClinica board of directors, JLL Partners, Inc., BioCore Holdings, Inc. and BC Acquisition Corp. The complaints allege, among other things, that the board of directors of BioClinica conducted an unfair sales process resulting in an unfair consideration to the BioClinica stockholders in the Offer, and certain lawsuits allege that the information disclosed about the transaction was inadequate and omitted material information. The complaints assert that BioClinica’s board members breached their fiduciary duties in agreeing to the Offer and that BioClinica, JLL, Parent and Purchaser aided and abetted in the breaches of fiduciary duties.  In addition, certain lawsuits bring claims against the board of directors for breach of fiduciary duty for materially misleading and inadequate disclosures. The lawsuits seek to enjoin the Offer and seek other equitable relief and unspecified monetary damages.  BioClinica and the BioClinica board of directors believe the claims are without merit and intend to defend them vigorously.

If these lawsuits are not resolved at an early stage, they could divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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

Contracts with one client, Pfizer Inc., which encompassed 24 projects, represented 18.7% of our service revenues for the year ended December 31, 2012.  Contracts with Pfizer, Inc., which encompassed 21 projects, represented 19.8% of our service revenues for the year ended December 31, 2011.  The loss of business from a significant client or our failure to continue to obtain new business to replace completed or cancelled projects would have a material adverse effect on our business and revenues.

Our contracted/committed backlog may not be indicative of future results.

Our reported contracted/committed backlog of $122.2 million at December 31, 2012 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the expected service revenue that remains to be earned and recognized on signed and verbally agreed to contracts. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure you that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

Future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage operations and maintain a cohesive and stable environment. Specifically, we are dependent upon Mark L. Weinstein, President and Chief Executive Officer, Ted I. Kaminer, Executive Vice President of Finance and Administration and Chief Financial Officer, Garry Johnson, Executive Vice President and Chief Technology Officer and Peter Benton, Executive Vice President, President of eClinical Solutions. Although we have employment agreements with Mr. Weinstein, Mr. Kaminer and Mr. Benton, this does not necessarily mean that they will remain with us. Although we have executive retention agreements with our officers, we do not have employment agreements with any other key personnel. Furthermore, our performance also depends on our ability to attract and retain management and qualified professional and technical operating staff. Competition for these skilled personnel is intense. The loss of services of any key executive, or inability to continue to attract and retain qualified staff, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any key employee insurance on any of our executives.

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

During the year ended December 31, 2012, a portion of our service revenues were denominated in foreign currency.  Our financial statements are denominated in United States dollars. In the event a greater portion of our service revenues are denominated in a foreign currency, changes in foreign currency exchange rates could affect our results of operations and financial condition. Fluctuations in foreign currency exchange rates could materially impact the operating costs of our European facilities in Leiden, the Netherlands and Lyon, France, which are primarily Euro denominated.

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

In March 2010, the United States Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures.  This legislation may significantly impact the pharmaceutical and biotechnology industries.  In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.

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

As of December 31, 2012, we had the following capital structure (in thousands):

Common stock outstanding	15,656

Common stock issuable upon:
Exercise of options which are outstanding	1,586
Exercise of options which have not been granted	850
Restricted stock units outstanding	657

Total common stock outstanding assuming exercise or conversion of all of the above	18,749

As of December 31, 2012, we had outstanding options to purchase 1.6 million shares of common stock at exercise prices ranging from $2.80 to $8.06 per share (exercisable at a weighted average price of $5.39 per share), of which 1.2 million options were then exercisable. Exercise of our outstanding options into shares of our common stock may significantly and negatively affect the market price for our common stock as well as decrease your percentage ownership and voting power.  In addition, we may conduct future offerings of our common stock or other securities with rights to convert the securities into shares of our common stock.  As a result of these and other events, such as future acquisitions, that increase the number of our outstanding shares, your percentage ownership and voting power and the price of our common stock may decrease.

Shares of our common stock eligible for public sale may have a negative impact on its market price.

Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock. As of December 31, 2012, we had 15.7 million shares of our common stock issued and outstanding, substantially all of which are currently freely tradable.  As additional shares of common stock become available for resale in the public market pursuant to registration statements and releases of lock-up agreements, the market supply of shares of common stock will increase, which could also decrease its market price.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock), including Covance Inc., beneficially owned 20% of the outstanding shares of common stock and restricted stock units and stock options that could have been converted to common stock at December 31, 2012, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of our directors and other corporate actions. In addition, such influence by these affiliates could have the effect of discouraging others from attempting to take us over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

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

The overall market (including the market for our common stock) has also experienced significant decreases in value in the past. This volatility and potential market decline could affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.  Between January 1, 2013 and February 5, 2013, our common stock has traded at a low of $5.50 per share and a high of $7.29 per share.  Between January 1, 2012 and December 31, 2012, our common stock traded at a low of $4.22 per share and a high of $6.59 per share.

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

Certain provisions of our stockholder rights plan, charter and Delaware law could make a takeover more difficult and may also make it difficult for our stockholders to replace or remove our board of directors

We have an authorized class of 3,000,000 shares of undesignated preferred stock, of which 1,250,000 shares were previously issued and converted into common stock and 36,000 shares designated as Series A Junior Participating Preferred Stock under our stockholder rights plan as previously disclosed.  The remaining 1,714,000 shares may be issued by our board of directors, on such terms and with such rights, preferences and designations as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of our company. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner.  Our board of directors also adopted a stockholder rights plan, dated as of July 20, 2009, as amended and restated on March 23, 2011, similar to plans adopted by many other publicly traded companies.  The stockholder rights plan is intended to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to our stockholders as determined by our board of directors.  On January 29, 2013, we amended our stockholder rights plan to make it inapplicable to the Merger, the Merger Agreement and the transactions contemplated thereby. Such amendment also contemplates that the stockholder rights plan will terminate at the effective time of the Merger.

These provisions of our certificate of incorporation, stockholders rights plan and of Delaware law, may have the effect of delaying, deterring or preventing a change in control of our company, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock.

Item 1B.                Unresolved Staff Comments.

None.

Item 2.                   Properties.

We lease 58,681 square feet of office space located in Newtown, Pennsylvania.  This lease expires November 2018 and provides for a fixed base rent of $105,140 per month with an annual inflation increase. We also lease 45,422 square feet of office space in Audubon, Pennsylvania for $80,590 per month in base rent, which expires January 2019.  In addition, we lease 11,730 square feet of office space in Leiden, the Netherlands and another 6,265 square feet in Lyon, France.  These leases are denominated in Euros and expire in April 2013 and May 2017, respectively.  The base rent for the Netherlands is $20,910 per month and the base rent for Lyon is $14,140, based upon the conversion rate as of December 31, 2012, with an annual inflation increase.  We periodically review our office space requirements and may increase the amount of office space we lease as needed.

Item 3.                   Legal Proceedings.

Starting on February 1, 2013, several purported stockholders of BioClinica have filed complaints styled as  class action lawsuits in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against  BioClinica, Inc., the BioClinica board of directors, JLL Partners, Inc., BioCore Holdings, Inc. and BC Acquisition Corp. The complaints allege, among other things, that the board of directors of BioClinica conducted an unfair sales process resulting in an unfair consideration to the BioClinica stockholders in the Offer, and certain lawsuits allege that the information disclosed about the transaction was inadequate and omitted material information. The complaints assert that BioClinica’s board members breached their fiduciary duties in agreeing to the Offer and that BioClinica, JLL, Parent and Purchaser aided and abetted in the breaches of fiduciary duties.  In addition, certain lawsuits bring claims against the board of directors for breach of fiduciary duty for materially misleading and inadequate disclosures. The lawsuits seek to enjoin the Offer and seek other equitable relief and unspecified monetary damages.

Item 4.                   Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 8, 2009, our stockholders approved an amendment to our Certificate of Incorporation, as amended, to change our name from Bio-Imaging Technologies, Inc. to BioClinica, Inc. and to change our stock symbol from “BITI” to “BIOC”.  Our common stock began trading on the NASDAQ Global Market, formerly called the NASDAQ National Market, on December 18, 2003 under the symbol “BITI” and now trades under the symbol “BIOC”.  Prior to listing on the NASDAQ Global Market, our common stock was traded on the American Stock Exchange under the symbol BIT from February 25, 2003 until December 18, 2003.  Our common stock was quoted on the NASD OTC Bulletin Board under the symbol BITI prior to being listed on the American Stock Exchange.

The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for each full quarterly period within the two most recent fiscal years.  Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	Common Stock
Ended	High	Low

March 31, 2011	5.60	4.20
June 30, 2011	5.60	4.76
September 30, 2011	5.16	4.40
December 31, 2011	4.85	4.10
March 31, 2012	5.80	4.22
June 30, 2012	6.16	4.70
September 30, 2012	6.59	4.80
December 31, 2012	6.52	4.60

As of January 31, 2013, the number of holders of record of our common stock was 69 and the approximate number of beneficial holders, investors who hold our shares through brokers, of our common stock was 2,400.

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future.  We expect that any earnings which we may realize will be retained to finance our growth.

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	1,585,808	$5.39	850,249
Equity compensation plans not approved by security holders	—	—	—
Total	1,585,808	$5.39	850,249

The following table provides information relating to our repurchase of common stock in the fourth quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 — October 31, 2012	4,500	$5.94	4,500	$1,518,057
November 1 — November 30, 2012	2,000	$5.94	2,000	$1,506,123
December 1 — December 31, 2012	—	—	—	$1,506,123
Total	6,500		6,500

(1)         On December 17, 2010, our Board of Directors authorized $2 million in funds for use in our common stock repurchase program over the following 18 months.  On May 16, 2012 our Board of Directors extended our common stock repurchase program through December 31, 2013 and increased the authorized funds to $4 million.  Repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18.  The timing of the repurchases and the exact number of shares of common stock to be purchased will be determined by the discretion of our management, and will depend upon market conditions and other factors.  The program will be funded using our cash on hand and cash generated from operations.  The program may be extended, suspended or discontinued at any time.

STOCK PRICE PERFORMANCE GRAPH

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “BIOC”. The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on the common stock for the period from December 31, 2007 through December 31, 2012, with the cumulative total return of the NASDAQ U.S. Stock Index and the NASDAQ Health Services Index over the same period. The comparison assumes $100 was invested on December 31, 2007 in our common stock, in the NASDAQ U.S. Stock Index and in the NASDAQ Health Services Index and assumes reinvestment of dividends, if any.

	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012
BioClinica, Inc.	100.00	45.30	52.35	52.35	52.60	70.79
NASDAQ U.S. Stock Index	100.00	48.23	69.27	82.23	104.95	123.88
Nasdaq Health Services Index	100.00	73.03	96.56	116.40	110.24	131.82

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

For the years ended,

(in thousands, except per share data and number of employees)

	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CONTINUING OPERATIONS
Service revenue	$79,002	$67,993	$62,714	$57,393	$56,181
Total revenue	98,278	83,964	75,188	72,723	69,116
Income from continuing operations before interest and taxes	6,508	4,374	4,318	4,688	8,480
Income from continuing operations, net of taxes	3,727	2,798	2,753	2,959	5,791

Basic earnings per share:
Income from continuing operations	0.24	0.18	0.18	0.21	0.42

Diluted earnings per share:
Income from continuing operations	0.23	0.17	0.17	0.20	0.40

Weighted average shares used to calculate earnings per share:
Basic	15,626	15,652	15,035	14,354	13,752
Diluted	16,486	16,432	15,874	15,100	14,469

FINANCIAL POSITION
Cash, cash equivalents	$13,915	$12,575	$10,443	$14,570	$14,265
Working capital	14,392	11,555	8,606	7,302	7,918
Total assets	101,006	90,421	80,029	75,337	69,208
Other liabilities	1,512	1,574	2,766	2,162	641
Stockholders’ equity	62,464	58,060	54,879	48,535	43,412

OTHER DATA
Purchases of property and equipment and capitalized software development costs	$8,904	$5,767	$7,193	$4,258	$2,916
Depreciation and amortization	5,251	4,597	3,452	2,711	2,266
Number of employees	585	522	475	479	474
Restructuring charges	839	1,719	—	466	—

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

Our contracted/committed backlog, referred to as backlog, is the expected service revenue that remains to be earned and recognized on both signed and verbally agreed to contracts.  In addition, our costs may increase to service our increased backlog.  Our backlog as of December 31, 2012 was $122.2 million, compared to $123.1 million at December 31, 2011.  Changes in backlog for the period reflect the net effect of new contract signings, addendums, cancellations, expansions, and reductions in scope of existing projects, all of which impacted our backlog at December 31, 2012.

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

On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc., or Tourtellotte. Tourtellotte provided software applications and consulting services which support clinical trials in the pharmaceutical industry.   The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, we agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets, hereinafter referred to as the “earn-out”.  In December 2010, pursuant to obtaining certain milestones, we paid to the sellers of Tourtellotte, $1.2 million in cash and 350,000 shares of our common stock and in November 2012 we paid $2,000,000 of the remaining earn-out.  At December 31, 2012, we had no further obligations under the earn-out for the Tourtellotte acquisition.  We used cash from operations to fund the cash purchase price for Tourtellotte.

Recent Events

On January 30, 2013, it was announced that affiliates of JLL, including Parent and Purchaser, entered into the Merger Agreement with us whereby Parent will acquire us.  The acquisition will be carried out in two steps.  The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $7.25 per share, payable net to the seller in cash.  Unless subsequently extended, the Tender Offer will expire on March 11, 2013 at 12:00 midnight New York City time.

Following the successful completion of the Tender Offer, Purchaser will be merged with the Company, and all shares of our common stock not purchased in the Tender Offer (other than shares held by Purchaser or its affiliates or the Company and dissenting shares) will be converted into the right to receive $7.25 in cash per share of our common stock. In addition, under the terms of the Merger Agreement, Purchaser is granted an option to acquire up to one share more than 90% of our issued and outstanding common stock if necessary to allow a “short-form” merger under Delaware law, which would not require a stockholder vote.  The Merger is subject to customary conditions.

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

We use a discounted cash flow model to estimate the current fair value of the reporting unit when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value.  A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including revenue growth rate, operating profit margins, discount rate, tax rates, capital spending, and working capital changes.  We consider market participant assumptions in estimating fair value of the reporting unit.  Revenue growth rate and operating profit assumptions are consistent with those utilized in our operating plan and long-term financial planning process.  Management judgment is required in the determination of each assumption utilized in the valuation model, and actual results could differ from the estimates.  At December 31, 2012, we conducted the required annual test of impairment.  In 2012, the estimated fair value of the clinical trial services reporting unit was in excess of its carrying values, resulting in no impairment.

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

Foreign Currency Risks

Our financial statements are denominated in U.S. dollars. Fluctuations in foreign currency exchange rates could materially increase the operating costs of our facilities in the Netherlands and France, which are Euro denominated.  A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $73,000 and $87,000 to our net asset position, at December 31, 2012 and December 31, 2011, respectively.  In addition, certain of our contracts are denominated in foreign currency.  We believe that any adverse fluctuation in the foreign currency markets relating to these costs will not result in any material adverse effect on our financial condition or results of operations.  In the event we derive a greater portion of our service revenues from international operations, factors associated with international operations, including changes in foreign currency exchange rates, could affect our results of operations and financial condition.

Our foreign currency financial assets and liabilities primarily consist of cash, trade receivables, prepaid expenses, fixed assets, trade payables and accrued expenses.  We were in a net asset position at December 31, 2012 and December 31, 2011.  An increase in the exchange rate would result in less net assets when converted to U.S. dollars.  Conversely, if we were in a net liability position, a decrease in the exchange rate would result in more net liabilities when converted to U.S. dollars.

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations.  In accordance with our current foreign exchange rate risk management policy, our program is not designated for trading or speculative purposes.

We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value.  See Note 4 of the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011.

		% of Total		% of Total
	2012	Revenue	2011	Revenue	$ Change	% Change
Service revenues	$79,002	80.4%	$67,993	81.0%	$11,009	16.2%
Reimbursement revenues	19,276	19.6%	15,971	19.0%	3,305	20.7%
Total revenues	98,278	100.0%	83,964	100.0%	14,314	17.0%

Costs and expenses
Cost of service revenues	48,639	49.5%	42,217	50.3%	6,422	15.2%
Cost of reimbursement revenues	19,276	19.6%	15,971	19.0%	3,305	20.7%
Sales and marketing expenses	10,732	10.9%	8,726	10.4%	2,006	23.0%
General and administrative expenses	11,560	11.8%	10,172	12.1%	1,388	13.6%
Amortization of intangible assets related to acquisition	534	0.5%	623	0.7%	(89)	-14.3%
Mergers and acquisitions related costs	190	0.2%	162	0.2%	28	17.3%
Restructuring costs	839	0.9%	1,719	2.0%	(880)	-51.2%
Total cost and expenses	91,770	93.4%	79,590	94.8%	12,180	15.3%
Operating income	6,508	6.6%	4,374	5.2%	2,134	48.8%
Interest income	10	0.0%	8	0.0%	2	25.0%
Interest expense	(114)	-0.1%	(48)	-0.1%	(66)	137.5%
Income before income tax	6,404	6.5%	4,334	5.2%	2,070	47.8%
Income tax provision	(2,677)	-2.7%	(1,536)	-1.8%	(1,141)	74.3%
Net income	$3,727	3.8%	$2,798	3.3%	$929	33.2%

Service revenues were $79.0 million for fiscal 2012 and $68.0 million for fiscal 2011, an increase of $11.0 million, or 16.2%.  The increase in service revenues was due to an increase in work performed as a result of growth from our eClinical solutions, including our full service EDC, Trident IWR and OnPoint CTMS as well as an increase in our medical imaging solutions offering.  Pfizer, Inc., encompassing 24 projects, represented 18.7% of our service revenue for fiscal 2012.  Pfizer, Inc., encompassing 21 projects, represented 19.8% of our service revenue for fiscal 2011.

Reimbursement revenues and cost of reimbursement revenues were $19.3 million for fiscal 2012 and $16.0 million for fiscal 2011, an increase of $3.3 million, or 20.7%.  Reimbursement revenues and cost of reimbursement revenues consist of payments received from the customer for reimbursable costs.  Reimbursement revenues and cost of reimbursement revenues fluctuate significantly over the course of any given project, and quarter to quarter variations are a reflection of project timing.  Therefore, our management believes that reimbursement revenues and cost of reimbursement revenues are not a significant indicator of our overall performance trends.  At the request of our clients, we may directly pay the independent radiologists who review our client’s imaging data.  In such cases, per contractual arrangement, these costs are billed to our clients and are included in reimbursement revenues and cost of reimbursement revenues.

Cost of service revenues were $48.6 million for fiscal 2012 and $42.2 million for fiscal 2011, an increase of $6.4 million, or 15.2%.  Cost of service revenues for fiscal 2012 and fiscal 2011 were comprised of professional salaries and benefits and allocated overhead.  The increase is primarily attributable to the additional personnel to support the growth of our Trident IWR, OnPoint CTMS  and full service Express EDC solutions. The cost of revenues as a percentage of total revenues also fluctuates due to work-flow variations in the utilization of staff and the mix of services provided by us in any given period. We expect that our cost of service revenues will increase for the remainder of fiscal 2013 due to increased servicing costs to support the growth of our Trident IWR, OnPoint CTMS and full service Express EDC.

Sales and marketing expenses were $10.7 million for fiscal 2012 and $8.7 million for fiscal 2011, an increase of $2.0 million or 23.0%.  Sales and marketing expenses for fiscal 2012 and fiscal 2011 were comprised of direct sales and marketing costs, salaries and benefits and allocated overhead.  The increase is due to additional sales personnel and related costs as we expand our sales efforts for our eClinical product in the U.S. and Europe.  We expect that our sales and marketing costs will increase for fiscal 2013.

General and administrative expenses were $11.6 million for fiscal 2012 and $10.2 million for fiscal 2011, an increase of $1.4 million or 13.56%.  General and administrative expenses for fiscal 2012 and fiscal 2011 consisted primarily of salaries and benefits, allocated overhead, professional and consulting services and corporate insurance.  The increase is due to increased information technology personnel and costs to support our technology needs.  We expect that our general and administrative expenses will increase for fiscal 2013.

Amortization of intangible assets related to acquisitions was $534,000 for fiscal 2012 and $623,000 for fiscal 2011, a decrease of $89,000, or 14.3%.  Amortization of intangible assets related to acquisitions consisted primarily of amortization of customer backlog, customer relationships, software and non-compete intangibles acquired from the acquisitions of PDS, Tourtellotte, TranSenda and Theralys.  The decrease is primarily due to the completion of the amortization of the Theralys assets.  We expect that the amortization of intangible assets related to acquisitions will decrease for fiscal 2013 due to the completion of amortization of certain intangible assets.

Restructuring costs were $839,000 for fiscal 2012 and $1.7 million for fiscal 2011.  In 2012, we initiated a change in reporting structure and changes of roles and responsibilities within our operations that resulted in elimination of certain positions and resulted in a total restructuring charge of $839,000.  This restructuring charge was comprised of $695,000 in employee severance, $5,000 in office space restructuring and $139,000 in legal and other costs.  As a result of the restructuring, the Company expects to realize annual operating expense savings of $1.0 million.  The launch of our BioPacs imaging management system and the release of our  integrated BioRead image review software further enhances the quality of our imaging corelab service offering and has enabled us to gain efficiencies by better utilizing resources across our U.S. and European operations.  As a result, in 2011, we realigned our global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for fiscal 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.

Merger and acquisition related costs were $190,000 for fiscal 2012, compared to $162,000 for fiscal 2011. Fiscal 2012 costs primarily consist of legal and consulting fees related to our assessment of potential strategic alternatives throughout 2012.  Fiscal 2011 includes $114,000 for the accretion related to the change in the fair value of the second earn-out payment associated with the Tourtellotte acquisition.

Net interest expense was $104,000 for fiscal 2012 compared to $40,000 for fiscal 2011, an increase of $64,000.  Interest income is comprised of interest income earned on our cash balance and interest expense is comprised of interest expense incurred on equipment lease obligations.  The increase in expense is due to the capital lease obligations we entered into during 2012 and 2011.

Our income tax provision was $2.7 million for fiscal 2012 and $1.5 million for fiscal 2011.  Our effective tax rate was 42% for fiscal 2012 and 35% for fiscal 2011.  The increase from the prior year is due to not including the federal credit for research and experimentation and the state tax apportionment.  Our 2012 effective tax rate would have been lower by approximately 3% if Congress had enacted the legislation to extend the federal credit for research and experimentation by December 31, 2012.  In addition, 1.4% of the increase is due to the change in estimate of the federal credit for research and experimentation with the filing in September 2012 of our annual tax returns for the year ending 2011.

Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010.

		% of Total		% of Total
	2011	Revenue	2010	Revenue	$ Change	% Change
Service revenues	$67,993	81.0%	$62,714	83.4%	$5,279	8.4%
Reimbursement revenues	15,971	19.0%	12,474	16.6%	3,497	28.0%
Total revenues	83,964	100.0%	75,188	100.0%	8,776	11.7%

Costs and expenses
Cost of service revenues	42,217	50.3%	39,559	52.6%	2,658	6.7%
Cost of reimbursement revenues	15,971	19.0%	12,474	16.6%	3,497	28.0%
Sales and marketing expenses	8,726	10.4%	9,004	12.0%	(278)	-3.1%
General and administrative expenses	10,172	12.1%	8,446	11.2%	1,726	20.4%
Amortization of intangible assets related to acquisition	623	0.7%	638	0.8%	(15)	-2.4%
Mergers and acquisitions related costs	162	0.2%	749	1.0%	(587)	-78.4%
Restructuring costs	1,719	2.0%	—	0.0%	1719	—
Total cost and expenses	79,590	94.8%	70,870	94.3%	8,720	12.3%
Operating income	4,374	5.2%	4,318	5.7%	56	1.3%
Interest income	8	0.0%	23	0.0%	(15)	-65.2%
Interest expense	(48)	-0.1%	(12)	0.0%	(36)	300.0%
Income before income tax	4,334	5.2%	4,329	5.8%	5	0.1%
Income tax provision	(1,536)	-1.8%	(1,576)	-2.1%	40	-2.5%
Net income	$2,798	3.3%	$2,753	3.7%	$45	1.6%

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

Statement of Cash Flow for the year ended December 31, 2012 compared to December 31, 2011 and December 31, 2010.

(in thousands)	2012	2011	2010
Net cash provided by activities from continuing operations	$9,853	$7,726	$3,992
Net cash used in investing activities from continuing operations	$(10,904)	$(5,767)	$(8,450)
Net cash provided by financing activities from continuing operations	$2,378	$197	$348

At December 31, 2012, we had cash and cash equivalents of $13.9 million.  Working capital, defined as current assets minus current liabilities, at December 31, 2012 was $14.4 million as compared to working capital of $11.6 million at December 31, 2011 and $8.6 million at December 31, 2010.

Net cash provided by continuing operating activities was $9.9 million for fiscal 2012 compared to net cash provided by operating activities of $7.7 million for fiscal 2011.  This increase from the prior year is primarily due to the increase in net income of $900,000 and improved management of working capital.

Net cash used in investing activities was $10.9 million for fiscal 2012 and $5.8 million for fiscal 2011.  This increase is primarily due to the cash payment of $2.0 million for the TranSenda acquisition earn-out and an increase of $2.0 million in computer equipment purchases for our data center in 2012.

Net cash provided by financing activities was $2.4 million for fiscal 2012 compared to net cash provided by financing activities of $197,000 for fiscal 2011.  The difference from the prior year was primarily due to our entering into $3.9 million of sale/leaseback transactions to finance the purchase of property and equipment in 2012 offset by the purchase of treasury shares for $1.4 million in fiscal 2012.

The following table lists our cash contractual obligations as of December 31, 2012:

	Payments Due By Period
(in thousands) Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility rent operating leases	29,370	2,940	5,530	5,353	15,547
Employment agreements	1,552	977	575	—	—
Capital lease	5,124	1,176	2,457	1,491	—
Total contractual cash obligations	$36,046	$5,093	$8,562	$6,844	$15,547

On May 5, 2010, we entered into a two year unsecured, committed line of credit with PNC Bank and have renewed this two year line of credit annually.  In April 2012, the Company again extended the expiration date of this line of credit to May 4, 2014.  Under the credit agreement, we have the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage. The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of December 31, 2012, we had no borrowings under this line of credit, and we were compliant with the covenants.

Capital lease obligations consist of nine equipment lease obligations with the same bank at December 31, 2012.  In fiscal 2012, we entered into four sale/leaseback transactions totaling $3.9 million whereby we sold and leased back computer equipment and software.  The leases are accounted for as a capital lease and resulted in a gain of $147,000 which is deferred over the life of the lease.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

On February 22, 2012, the Company entered into an employment agreement with its President and Chief Executive Officer effective February 29, 2012 and expires on February 28, 2015.  In addition, the Company has employment agreements with its Chief Financial Officer and the President of eClinical Solutions.  The Chief Financial Officer’s agreement expires February 24, 2014 and is renewable on an annual basis.  The President of eClinical Solutions’ agreement expires September 30, 2013 and is renewable on an annual basis.  The aggregate amount payable from January 1, 2013 through the expiration under these agreements is $1.5 million.

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

Recently Issued Accounting Statements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance is effective for BioClinica’s goodwill impairment tests performed at December 31, 2012 and does not have a material impact on the Company’s consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities which provides further clarification relating to the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities. Effective for fiscal years beginning on or after January 1, 2013, ASU 2011-11 requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2013-01 added further scope clarification that ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.  This ASU will be effective for fiscal years beginning on or after January 1, 2013, including interim periods within those fiscal years.

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7a.               Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest in high-quality financial instruments, comprised of savings accounts, certificate of deposits and money market funds.  Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Foreign Currency Risk

Most of our sales are denominated in U.S. Dollars but we have costs denominated in Euros for our Netherlands and France subsidiaries.  This exposes us to the risk of fluctuations in foreign currency exchange rates. A ten percent increase or decrease in the Euro to U.S. dollar spot exchange rate would result in a change of $73,000 and $87,000 to our net asset position, at December 31, 2012 and December 31, 2011, respectively.  We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted expenses denominated in Euros. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/Euro exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of Other Comprehensive Income and subsequently reclassified into expenses on the Consolidated Statements of Income when the hedge transactions occurs.

During 2012, we entered into twelve foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses in our Netherlands and France offices denominated in Euros. The notional principal of the foreign currency call options to purchase €2.0 million Euros was $2.6 million U.S. Dollars at December 31, 2012.  The remaining foreign currency call options mature monthly between January 2013 and August 2013.  We paid a total premium in 2012 of $86,000 for these foreign currency call options.

We initially report any gain or loss on the effective portion of the cash flow hedge as a component of Other Comprehensive Income and subsequently reclassify to the Cost of Service Revenue in the Consolidated Statements of Income when the hedged transactions occur.  Any ineffectiveness is recognized in earnings immediately.  At December 31, 2012, the effective portion of our cash flow hedges, before tax effect, was $(5,000).  During 2012, four of the cash flow hedge transactions occurred and we reclassified $15,000 of the loss to our Consolidated Statement of Income.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Foreign Currency Risks” for a more detailed discussion of our foreign currency risks and exposures.

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

And Stockholders of

BioClinica, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, present fairly, in all material respects, the financial position of BioClinica, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 22, 2013

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,915	$12,575
Accounts receivable, net	22,620	16,353
Prepaid expenses and other current assets	1,858	1,743
Deferred income taxes	4,519	5,637
Total current assets	42,912	36,308

Property and equipment, net	21,463	16,186
Intangibles, net	1,274	1,808
Goodwill	34,302	34,302
Deferred income tax	—	1,021
Other assets	1,055	796
Total assets	$101,006	$90,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,630	$2,422
Accrued expenses and other current liabilities	6,807	5,944
Deferred revenue	14,907	13,438
Deferred income tax	—	526
Current maturities of capital lease obligations	1,176	423
Current liability for acquisition earn-out	—	2,000
Total current liabilities	28,520	24,753

Long-term capital lease obligations	3,948	1,535
Deferred income tax	4,562	4,499
Other liabilities	1,512	1,574
Total liabilities	$38,542	$32,361

Stockholders’ equity
Preferred stock - $0.00025 par value; authorized 3,000,000 shares, none issued and outstanding at December 31, 2012 and at December 31, 2011	—	—
Common stock - $0.00025 par value; authorized 36,000,000 shares, issued and outstanding 15,656,146 shares at December 31, 2012 and 15,649,994 shares at December 31, 2011	4	4
Treasury stock - at cost, shares held: 483,613 at December 31, 2012 and 233,913 at December 31, 2011	(2,479)	(1,126)
Additional paid-in capital	51,599	49,564
Retained earnings	13,317	9,590
Accumulated other comprehensive income	23	28
Total stockholders’ equity	$62,464	$58,060

Total liabilities and stockholders’ equity	$101,006	$90,421

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands, except per share data)	2012	2011	2010
Service revenues	$79,002	$67,993	$62,714
Reimbursement revenues	19,276	15,971	12,474
Total revenues	98,278	83,964	75,188

Costs and expenses
Cost of service revenues	48,639	42,217	39,559
Cost of reimbursement revenues	19,276	15,971	12,474
Sales and marketing expenses	10,732	8,726	9,004
General and administrative expenses	11,560	10,172	8,446
Amortization of intangible assets related to acquisition	534	623	638
Mergers and acquisitions related costs	190	162	749
Restructuring costs	839	1,719	—
Total cost and expenses	91,770	79,590	70,870
Operating income	6,508	4,374	4,318

Interest income	10	8	23
Interest expense	(114)	(48)	(12)
Income before income tax	6,404	4,334	4,329

Income tax provision	(2,677)	(1,536)	(1,576)
Net income	$3,727	$2,798	$2,753

Basic income per common share	$0.24	$0.18	$0.18
Weighted average number of common shares	15,626	15,652	15,035

Diluted income per common share	$0.23	$0.17	$0.17
Weighted average number of diluted shares	16,486	16,432	15,874

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Statement of comprehensive income	For the year ended December 31,
(in thousands)	2012	2011	2010
Net income	$3,727	$2,798	$2,753
Equity adjustment from foreign currency translation, net of tax	(24)	3	(54)
Unrealized gain on derivative instruments, net of tax	19	—	—
Total comprehensive income	$3,722	$2,801	$2,699

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Common Stock Consideration for	Accumulated Retained	Other Comprehensive Gain	Stock-holders’
(in thousands)	Shares	Amount	Capital	Stock	Earn-out	Earnings	(Loss)	Equity
Balance at December 31, 2009	14,394	$4	$43,104	$—	$1,309	$4,039	$79	$48,535
Stock options exercised	262	—	122			—	—	122
Restricted shares issued	48	—	(55)			—	—	(55)
Stock consideration for acquisitions	350	—	1,309		(1,309)	—	—	—
Stock issued for acquisitions	578	—	2,468		—	—	—	2,468
Stock based compensation	—	—	1,080		—	—		1,080
Purchase of treasury stock	—	—	—	(16)	—	—	—	(16)
Tax benefit on exercise of stock options	—	—	46		—		—	46
Equity adjustment from foreign currency translation	—	—	—		—	—	(54)	(54)
Net income	—					2,753	—	2,753
Balance at December 31, 2010	15,632	$4	$48,074	$(16)	$—	$6,792	$25	$54,879
Stock options exercised	173	—	205	—	—	—	—	205
Restricted shares issued	76	—	(104)	—	—	—	—	(104)
Stock based compensation	—	—	1,369	—	—	—	—	1,369
Purchase of treasury stock	(231)	—	—	(1,110)	—	—	—	(1,110)
Tax benefit on exercise of stock options	—	—	20	—	—	—	—	20
Equity adjustment from foreign currency translation	—	—	—	—	—	—	3	3
Net income	—	—	—	—	—	2,798	—	2,798
Balance at December 31, 2011	15,650	$4	$49,564	$(1,126)	$—	$9,590	$28	$58,060
Stock options exercised	171	—	466	—	—	—	—	466
Restricted shares issued	85	—	(225)	—	—	—	—	(225)
Stock based compensation	—	—	1,846	—	—	—	—	1,846
Purchase of treasury stock	(250)	—	—	(1,353)	—	—	—	(1,353)
Tax benefit on exercise of stock options	—	—	(52)	—	—	—	—	(52)
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(24)	(24)
Unrealized gain on derivative instruments	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	3,727	—	3,727
Balance at December 31, 2012	15,656	$4	$51,599	$(2,479)	$—	$13,317	$23	$62,464

The accompanying notes are an integral part of these statements.

BIOCLINICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$3,727	$2,798	$2,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,251	4,550	3,443
Provision for deferred income taxes	1,676	295	341
Excess tax benefit related to stock options	(99)	(20)	(46)
Bad debt recovery	10	22	15
Stock based compensation expense	1,846	1,369	1,080
Accretion of acquisition earn-out	—	114	302
Gain on sale/leaseback	147	47	9
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,277)	(4,507)	(605)
(Increase) decrease in prepaid expenses and other current assets	(143)	761	(667)
Increase in other assets	(260)	(91)	(67)
Increase (decrease) in accounts payable	2,540	355	(1,848)
Increase (decrease) in accrued expenses and other current liabilities	31	1,294	(251)
Increase (decrease) in deferred revenue	1,469	42	(855)
(Decrease) increase in other liabilities	(65)	697	388
Net cash provided by operating activities	$9,853	$7,726	$3,992

Cash flows from investing activities:
Purchases of property and equipment	(3,918)	(1,859)	(2,916)
Capitalized software development costs	(4,986)	(3,908)	(4,277)
Net cash paid for acquisition earn-out	(2,000)	—	(1,257)
Net cash used in investing activities	$(10,904)	$(5,767)	$(8,450)

Cash flows from financing activities:
Proceeds from sale/leaseback	3,893	1,335	195
Payments under equipment lease obligations	(727)	(253)	—
Purchase of treasury stock	(1,353)	(1,110)	(15)
Excess tax benefits related to stock options	99	20	46
Proceeds from exercise of stock options	466	205	122
Net cash provided by financing activities	$2,378	$197	$348

Effect of exchange rate changes on cash	13	(24)	(17)

Net increase (decrease) in cash and cash equivalents	1,340	2,132	(4,127)
Cash and cash equivalents at beginning of period	12,575	10,443	14,570
Cash and cash equivalents at end of period	$13,915	$12,575	$10,443

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$112	$47	$3
Cash paid during the period for income taxes	$1,334	$871	$1,775

The accompanying notes are an integral part of these statements.

Supplemental cash flow disclosure

Schedule of non cash investing and financing activities

	For the year ended December 31,
(in thousands)	2012	2011	2010
Increase in property, plant and equipment acquisitions in accounts payable	$664	$354	$20
Equipment purchases under capital lease obligations	$3,893	$1,335	$892

Acquired business

	For the year ended December 31,
(in thousands)	2012	2011	2010
Accounts receivable	$—	$—	$309
Property and equipment	—	—	91
Other assets	—	—	58
Intangible assets and goodwill	—	—	2,469
Current liabilities assumed	—	—	(459)
Other liabilities assumed	—	—	—
Common stock issued	—	—	(2,468)
Cash paid for acquired business, net of cash acquired of $0, $0 and $0, respectively	$—	$—	$—

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

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the fiscal year.  The resulting translation adjustments are recorded as a component of stockholders’ equity.  Gains and losses from foreign currency transactions are included in net income.

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

The equity adjustment from foreign currency translation was $(24,000) and $3,000 at December 31, 2012 and 2011, respectively.

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Unbilled services represent revenue recognized which pursuant to contractual terms have not yet been billed to the client.  Amounts become billable pursuant to contractual milestones or in accordance with predetermined payment schedules.  Unbilled services are billable within one year from the respective balance sheet date and are usually billed within the next quarter from any balance sheet.  Deferred revenue is recorded for cash received from clients for services that have not yet been earned at the respective balance sheet date.

The Company, at the request of its clients, directly contracts with and pays independent

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands)	December 31,
	2012	2011
Billed trade accounts receivable	21,127	14,070
Unbilled trade accounts receivable	1,374	2,283
Other	119	—
Total net receivables	22,620	16,353

Allowance Rollforward:
Balance at December 31, 2010	$15
Additions	22
Write offs (net of recoveries)	(15)
Balance at December 31, 2011	$22
Additions	12
Write offs (net of recoveries)	(22)
Balance at December 31, 2012	$12

Property and Equipment

Property and equipment is recorded at historical cost and depreciated over the estimated useful lives of the respective assets.  Amortization of leasehold improvements is provided for over the lesser of the related lease term or the useful lives of the related assets.  The cost and related accumulated

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capitalized Software Development

Pursuant to ASC 350-40: Internal-Use Software; the Company capitalizes development costs for an internal use software project once the preliminary project stage is completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended.  The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use.  The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenue, estimated economic life and changes in software and hardware technologies.

Pursuant to ASC 985-20: Costs of Software to Be Sold, Leased, or Marketed; software development costs related to products that will be sold, leased or marketed to be operated by customers on their equipment and premises, are expensed as incurred and consist primarily of design and development costs of new products and significant enhancements to existing products incurred before the establishment of technological feasibility. Recoverable costs incurred subsequent to technological feasibility of new products and enhancements to existing products as well as costs associated with purchased software and software obtained through business acquisitions are capitalized and amortized over the estimated useful lives of the related products, generally five to ten years (average life is five years), using the straight-line method or the ratio of current revenue to current and anticipated revenue from such software, whichever provides the greater amortization.

The Company capitalized software development costs of $4,986,000, $3,908,000 and $4,277,000 for the years ended December 31, 2012, 2011 and 2010 respectively.  Amortization expense related to capitalized computer software costs amounted to $2,460,000, $1,700,000 and $663,000 at December 31, 2012, 2011 and 2010, respectively.  Capitalized software development costs are included as a component of property and equipment.

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the consolidated balance sheets.

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

The computation of basic earnings per common share and diluted earnings per common share is as follows:

	For the year ended December 31,
(in thousands, except per share data)	2012	2011	2010
Net income — basic and diluted	$3,727	$2,798	$2,753

Denominator — basic:
Weighted average number of common shares	15,626	15,652	15,035

Basic income per common share	$0.24	$0.18	$0.18

Denominator — diluted:
Weighted average number of common shares	15,626	15,652	15,035
Incremental shares from assumed conversions of stock based compensation plans	860	780	839
Weighted average number of dilutive common equity shares	16,486	16,432	15,874

Diluted income per common share	$0.23	$0.17	$0.17

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We excluded options to purchase 540,000, 575,000 and 655,000 shares of our common stock for the 12 months ended December 31, 2012, 2011 and 2010, respectively, since they were out-of-the-money and antidilutive.

Recently Issued Accounting Statements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. This guidance is effective for BioClinica’s goodwill impairment tests performed at December 31, 2012 and does not have a material impact on the Company’s consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities which provides further clarification relating to the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities. Effective for fiscal years beginning on or after January 1, 2013, ASU 2011-11 requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2013-01 added further scope clarification that ASU 2011-11 applies to

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.  This ASU will be effective for fiscal years beginning on or after January 1, 2013, including interim periods within those fiscal years.

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective prospectively for reporting periods beginning after December 15, 2012. Other than a change in presentation, we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

2.  Restructuring charges

In 2012, the Company initiated a change in reporting structure and changes of roles and responsibilities within the operations that resulted in elimination of certain positions and resulted in a total restructuring charge of $839,000 for fiscal 2012.  This restructuring charge was comprised of $695,000 in employee severance, $5,000 in office space restructuring and $139,000 in legal and other costs.  The Company has paid $754,000 of the restructuring cost as of December 31, 2012 and the $85,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet.

In 2011, the Company realigned its global resources to eliminate certain duplicate functions and took a total restructuring charge of $1.7 million for the fiscal year ended December 31, 2011.  This restructuring charge was comprised of $656,000 in employee severance, $884,000 write-off of facility lease obligations and $179,000 in legal and other costs.  The Company has paid $1.6 million of the restructuring cost as of December 31, 2012 and the $102,000 remaining to be paid is included in Accrued Expense and Other Current Liabilities on the Consolidated Balance Sheet.  The remaining $102,000 of the unpaid restructuring cost consists of the facility lease obligations that will be paid out over the remaining term of the leases with the last lease payment in March 2013.

3.  Acquisitions

TranSenda Acquisition

On March 25, 2010, the Company acquired substantially all of the assets of privately held

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro Forma Results.  The following schedule includes consolidated statements of income data for the unaudited pro forma results for the period ended December 31, 2010 as if the TranSenda acquisition had occurred as of the beginning of the periods presented after giving effect to certain adjustments.  The unaudited pro forma information is provided for illustrative purposes only and is not indicative of the results of operations or financial condition that would have been achieved if the TranSenda acquisition would have taken place at the beginning of the periods presented and should not be taken as indicative of our future consolidated results of operations or financial condition.  Pro forma adjustments are tax-effected at our effective tax rate.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands except per share data)	(Unaudited) Twelve Months Ended 2010

Total revenue	$75,419
Income from operations	3,645
Net Income	2,325
Basic earnings per share	$0.15
Diluted earnings per share	$0.15

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Tourtellotte Acquisition

On September 15, 2009, BioClinica acquired substantially all of the assets of Tourtellotte Solutions, Inc. (“Tourtellotte”). Tourtellotte provides software applications and consulting services which support clinical trials in the pharmaceutical industry.   The purchase price for Tourtellotte was $2.1 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.2 million in cash and 350,000 shares of our common stock based upon achieving certain milestones, which include certain product development and revenue targets (the “earn-out”).  The fair value of the cash earn-out of $2.8 million had been recorded as a liability and the fair value of the 350,000 shares of $1.3 million had been classified separately within stockholders’ equity as contingent consideration for a total purchase price of $6.2 million as of December 31, 2009. The Company used cash from operations to fund the cash purchase price for Tourtellotte.  In December 2010, pursuant to obtaining certain milestones, we paid to the sellers of Tourtellotte, $1.2 million in cash and 350,000 shares of our common stock and in November 2012 we paid $2,000,000 of the remaining earn-out.  At December 31, 2012, we had no further obligations under the earn-out for the Tourtellotte acquisition.

The cash contingent consideration at December 31, 2011, had a fair value amount of $2,000,000 and was classified as a short-term liability on the financial statements at December 31, 2011.  The difference between the fair value of the cash contingent consideration at date of acquisition and the expected payment was recorded as an expense in the financial statements at the end of each reporting period.  The Company recorded $0 in fiscal 2012, $114,000 in fiscal 2011 and $302,000 in fiscal 2010 of accretion expense in mergers and acquisition related costs on the income statement for this difference.

In accordance with FASB ASC 820, the Company determined that the non-financial assets and liabilities summarized above are derived from Level 3 inputs determined by management based on various market and income analyses and asset appraisals.

4. Derivative Financial Instruments

The Company enters into foreign currency contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations.  In accordance with the Company’s current foreign exchange rate risk management policy, this program is not designated for trading or speculative purposes.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company  recognizes derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value.

During 2012, the Company entered into twelve foreign currency call options designated as cash flow hedges to hedge certain forecasted expenses in its Netherlands and France offices denominated in Euros. The notional principal of the foreign currency call options to purchase €2.0 million Euros was $2.6 million U.S. Dollars at December 31, 2012.  The remaining foreign currency call options mature monthly between January 2013 and August 2013.  The Company paid a total premium in 2012 of $86,000 for these foreign currency call options.

The Company initially reports any gain or loss on the effective portion of the cash flow hedge as a component of Other Comprehensive Income and subsequently reclassify to the Cost of Service Revenue in the Consolidated Statements of Income when the hedged transactions occur.  Any ineffectiveness is recognized in earnings immediately.  At December 31, 2012, the effective portion of our cash flow hedges, before tax effect, was $(5,000).  During the fiscal 2012, four of the cash flow hedge transactions occurred and the Company reclassified $15,000 of the loss to our Consolidated Statement of Income.

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

The Company has determined the foreign currency call options to be Level 2.  The fair value of the foreign currency call options at December 31, 2012 was $66,000, and is reported in Other Current Assets in the accompanying Consolidated Balance Sheets.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.  Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31,		Estimated
(in thousands)	2012	2011	Useful Life
Equipment	$11,913	$10,961	5 years
Equipment under capital leases	10,410	6,517	5 years
Furniture and fixtures	2,665	2,644	7 years
Leasehold improvements	2,331	2,159	5 years
Computer software costs	20,949	15,749	5 years
	48,268	38,030
Less: Accumulated depreciation and amortization	(26,805)	(21,844)
Property and equipment, net	$21,463	$16,186

Accumulated depreciation related to equipment acquired under capital leases amounted to $5.2 million and $4.5 million at December 31, 2012 and 2011, respectively.  Accumulated amortization related to capitalized computer software costs amounted to $8.6 million and $5.9 million at December 31, 2012 and 2011, respectively.  Depreciation expense for the years ended December 31, 2012, 2011 and 2010 were $5.0 million, $4.0 million and $2.8 million, respectively.

6.  Intangible Assets

Included in other assets, the following is the acquired intangible assets:

	December 31,		Estimated
(in thousands)	2012	2011	Useful Life
Amortizable intangible assets:
Technology	$1,843	$1,843	5-10 years
Trademarks	48	48	5 years
Customer backlog	2,112	2,112	3-7 years
Non-competition agreement	349	349	2-3 years
	$4,352	$4,352
Accumulated amortization	(3,078)	(2,544)
	$1,274	$1,808

Unamortized intangible assets:
Goodwill	$34,302	$34,302

The goodwill relates to the Company’s clinical trials services segment.  The Company has

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluated the goodwill and has determined that there is no impairment of the values at December 31, 2012 and 2011.  Amortization expense of intangible assets for the years ended December 31, 2012, 2011 and 2010 were $534,000, $623,000 and $638,000, respectively.

Future amortization of the intangible assets is as follows:

(in thousands)	Year Ending December 31
2013	$337
2014	309
2015	160
2016	110
2017	110
Thereafter	248
$1,274

The following table details the changes in the carrying amount of goodwill:

(in thousands)	2012	2011
Balance at the beginning of year	$34,302	$34,302
Acquisition of businesses	—	—
Changes to goodwill due to tax contingencies	—	—
Balance at end of year	$34,302	$34,302

7.  Accrued Expenses

Accrued expenses and other current liabilities at December 31, 2012 and 2011 consist of the following:

	December 31,
(in thousands)	2012	2011
Accrued compensation	4,323	3,505
Accrued consulting fees	322	269
Accrued other	2,162	2,170
	6,807	5,944

8.  Capital Lease Obligations

Capital lease obligations consist of nine equipment lease obligations with the same bank at December 31, 2012.   In 2012, we entered into another four sale/leaseback transactions totaling $3.9 million.  In 2011, we entered into four sale/leaseback transactions totaling $1.3 million whereby the Company sold and leased back computer equipment and software.  In 2010, we entered into one capital lease obligation totaling $892,000.  The resulting leases are being accounted for as capital leases and a total gain was recorded on the sale, which is being deferred over the lives of the leases.  This gain was

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$147,000 in fiscal 2012, $47,000 in fiscal 2011, and $9,000 in fiscal 2010.  The lease terms are for five years with interest rates ranging from 3.04% to 3.87% per annum.

Future principal capital lease obligation payments are as follows:

(in thousands)	Year Ending December 31, 2012
2013	1,176
2014	1,216
2015	1,241
2016	993
2017	498
$5,124

9.  Stock Based Compensation

The Company  accounts for stock based compensation plans under the provisions of FASB ASC 718 Compensation — Stock Compensation (“FASB ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors.  The stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award.  This period is the vesting period of the corresponding award.  We have adopted the forfeiture rate on stock option grants issued after January 1, 2006 and the application of the forfeiture rate on unvested stock options at January 1, 2006 was immaterial to our financial statement.

At December 31, 2012, the Company has one stock-based employee compensation plan.  The compensation cost that has been recorded to income under the plan for the year ended December 31, 2012 was $1,846,000, of which $666,000 is a result of the expensing of stock options pursuant to FASB ASC 718, $482,000 is a result of expensing restricted stock units issued to our Board of Directors, $287,000 is a result of expensing restricted stock units issued to our President and Chief Executive Officer and $411,000 is a result of expensing restricted stock units issued to our other executive officers. For the year ended December 31, 2011, the compensation cost that has been recorded to income under the plan was $1,369,000, of which $610,000 is a result of the expensing of stock options pursuant to FASB ASC 718, $397,000 is a result of expensing restricted stock units issued to our Board of Directors, $185,000 is a result of expensing restricted stock units issued to our President and Chief Executive Officer and $177,000 is a result of expensing restricted stock units issued to our other executive officers.  For the year ended December 31, 2010, the compensation cost that has been recorded to income under the plan was $1,080,000, of which $553,000 is a result of the expensing of stock options pursuant to FASB ASC 718, $311,000 is a result of expensing restricted stock units issued to our Board of Directors, $95,000 is a result of expensing restricted stock units issued to our President and Chief Executive Officer and $121,000 is a result of expensing restricted stock units issued to our other executive officers.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the classification of stock-based compensation expense resulting from stock options and restricted stock unit awards:

(in thousands)	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Cost of revenues	$544	$471	$385
Sales and marketing	55	41	50
General and administrative	1,247	857	645
Stock-based compensation expense before income taxes	$1,846	$1,369	$1,080

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate (range)	0.87-1.21%	1.26-2.70%	1.59-2.44%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	47.00-49.00%	49.00-53.00%	52.00-53.00%
Expected term (in years)	6.00	6.00	5.00

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

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Fiscal 2012

(in thousands) Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,662	$5.15	3.42	$584
Granted	256	5.56	9.15	—
Exercised	(171)	3.21	—	559
Forfeited or expired	(161)	5.53	—	—
Outstanding at December 31 ,2012	1,586	$5.39	3.60	$526
Unvested at December 31, 2012	398	5.07	6.74	259
Exercisable at December 31, 2012	1,188	$5.50	2.54	$267

Fiscal 2011

(in thousands) Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,717	$4.83	3.78	$1,246
Granted	241	4.69	6.21	—
Exercised	(173)	1.79	—	426
Forfeited or expired	(123)	4.55	—	—
Outstanding at December 31 ,2011	1,662	$5.15	3.42	$584
Unvested at December 31, 2011	480	4.83	4.86	112
Exercisable at December 31, 2011	1,182	$5.28	2.84	$472

The weighted-average grant date fair value of options granted for the years ended December 31, 2012, 2011 and 2010 was $5.56, $4.69 and $4.29, respectively.  Cash received from option exercises for the years ended 2012, 2011 and 2010 was $466,000, $205,000, and $122,000, respectively.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a period of 5.17 years.

In May 2010, the Company’s Board of Directors and stockholders approved the adoption of the BioClinica, Inc. 2010 Stock Incentive Plan (the “Plan”) and authorized the issuance of 1,121,616 shares of the Company’s common stock under the Plan and up to 250,000 shares of any options or restricted stock units awards outstanding under the previous plan at May 12, 2010, the effective date of the Plan, that are subsequently forfeited or cancelled or otherwise expire or terminate unexercised,  may add to the share reserve.  An amendment to the Plan was approved by the stockholders in May 2012 for an additional issuance of 500,000 shares of the Company’s common stock.  At December 31, 2012, the Company had 850,249 available shares to be issued from the Plan.

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

The following table summarizes the stock option transactions pursuant to the Plan for the three years ended December 31, 2012:

(in thousands)	Number of Shares Underlying Options	Weighted Average Option Grant Date Fair Value
Non-vested at December 31, 2009	562	$5.56
Granted	216	$4.29
Vested	(262)	$5.46
Non-vested at December 31, 2010	516	$5.08
Granted	241	$4.69
Vested	(277)	$5.17
Non-vested at December 31, 2011	480	$4.83
Granted	256	$5.56
Vested	(338)	$5.11
Non-vested at December 31, 2012	398	$5.07

1.2 million, 1.2 million and 1.3 million options are exercisable at December 31, 2012, 2011 and 2010, respectively, at a weighted average exercise price of $5.50, $5.28 and $4.72, respectively.

The intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010, were $433,000, $463,000 and $1.1 million, respectively.

At December 31, 2012, by range of exercise prices, the number of shares represented by outstanding options with their weighted average exercise price and weighted average remaining contractual life, in years, and the number of shares represented by exercisable options with their

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average exercise price are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.16-$2.80	31	0.10 years	$2.80	31	0.10 years	$2.80
$3.04-$4.44	522	2.74 years	$3.73	441	2.62 years	$3.66
$4.68-$5.20	290	3.95 years	$4.77	176	3.03 years	$4.81
$5.52-$8.06	743	4.21 years	$6.90	540	2.46 years	$7.38
$1.16-$8.06	1,586	3.60 years	$5.39	1,188	2.54 years	$5.50

Restricted Stock Units:

The following table summarizes the restricted stock unit transactions pursuant to the Plan for the three years ended December 31, 2012:

(in thousands)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	172,500
Granted	232,500	$4.51
Issued to Common Stock (1)	(60,000)
Cancelled	(5,000)
Balance at December 31, 2010	340,000
Granted	255,000	4.86
Issued to Common Stock (2)	(98,333)
Cancelled	(70,000)
Balance at December 31, 2011	426,667
Granted	356,000	5.47
Issued to Common Stock (3)	(125,833)
Cancelled	—
Balance at December 31, 2012	656,834

(1)   48,000 shares of common stock were issued to the employees, 12,000 shares were withheld for taxes.

(2)         43,618 shares of common stock were issued to the employees, 22,235 shares were withheld for taxes. We also issued 32,500 shares of common stock to our Board member who did not stand for re-election.

(3)         84,977 shares of common stock were issued to the employees, 40,856 shares were withheld for taxes.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.  Commitments

The Company has entered into non-cancelable operating leases for office facilities which expire through January 2019.

Future minimum aggregate rental payments on the non-cancelable portion of the leases are as follows:

(in thousands)	Year Ending December 31, 2012
2013	2,939
2014	2,787
2015	2,743
2016	2,721
2017	2,632
Thereafter	15,547
$29,369

Rent expense charged to operations for the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $3.5 million and $3.6 million, respectively.

On February 22, 2012, the Company entered into an employment agreement with its President and Chief Executive Officer effective February 29, 2012 and expires on February 28, 2015.  In addition, the Company has employment agreements with its Chief Financial Officer and the President of eClinical Solutions.  The Chief Financial Officer’s agreement expires February 24, 2014 and is renewable on an annual basis.  The President of eClinical Solutions’ agreement expires September 30, 2013 and is renewable on an annual basis.  The aggregate amount payable from January 1, 2013 through the expiration under these agreements is $1,553,000.

On May 5, 2010, the Company entered into a two year unsecured, committed line of credit with PNC Bank and have renewed this two year line of credit annually.   In April 2012, the Company again extended the expiration date of this line of credit to May 4, 2014.    Under the credit agreement, the Company has the ability to borrow $7.5 million at interest rates equal to LIBOR plus 1.75%.  In addition, we pay a fee of 0.25% per annum on the loan commitment regardless of usage.  The credit agreement requires our compliance with certain covenants, including maintaining a minimum stockholders’ equity of $35 million.  As of December 31, 2012, we had no borrowings under this line of credit, and we were compliant with the covenants.

11.  Employee Benefit Plan

The Company sponsors the BioClinica, Inc. Employees’ Savings Plan (the “401(k) Plan”), a defined contribution plan with a cash or deferred arrangement. Under the terms of the 401(k) Plan, eligible employees may elect to reduce their annual compensation up to the annual limit prescribed by the Internal Revenue Service.  The Company may make discretionary matching contributions in cash, subject

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to plan limits.  The Company made contributions of $358,000, $335,000 and $317,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

12.  Major Customers

For the year ended December 31, 2012, contracts with Pfizer Inc. encompassed 24 projects, representing 18.7% of our service revenues.  For the year ended December 31, 2011, contracts with Pfizer Inc. encompassed 21 projects, representing 19.8% of our service revenues.  For the year ended December 31, 2010, contracts with Pfizer Inc. encompassed 22 projects, representing 19.9% of our service revenues.

13.  Income Taxes

The income tax provision consists of the following:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$507	$590	$661
State and local	628	483	363
Foreign	21	188	130
	1,156	1,260	1,154
Deferred:
Federal	1,426	240	325
State and local	(15)	35	33
Foreign	110	—	64
	1,521	275	422
Income tax provision	$2,677	$1,536	$1,576

The Company’s reconciliation of the expected federal provision rate to the effective income tax rate is as follows:

	For the year ended December 31,
	2012	2011	2010

Tax provision at statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	6.2%	7.9%	6.3%
Permanent differences	1.0%	1.1%	1.0%
Foreign rate difference	(0.5)%	(0.9)%	(0.9)%
Federal credit for increasing research activities	1.4%	(7.1)%	(5.4)%
Other	(0.3)%	0.4%	1.4%
Effective income tax rate	41.8%	35.4%	36.4%

If Congress had enacted the American Tax Relief Act before December 31, 2012, the Company‘s effective tax rate would have been reduced by approximately 3% for the federal research and experimentation credit.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s domestic and foreign income before income tax is as follows:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Domestic income before income tax	$5,862	$3,687	$3,722
Foreign income before income tax	542	647	607
Total income before income tax	$6,404	$4,334	$4,329

The components of net deferred tax assets consist of the following:

	For the year ended December 31,
(in thousands)	2012	2011
Deferred tax assets:
Accrued expenses	$196	$162
Deferred revenue	2,804	3,441
Non-cash stock compensation	1,669	1,392
Amortization of acquisition costs	407	505
State tax depreciation	305	190
Research and experimentation credit carryforward	—	135
Restructuring costs	—	215
Rent escalation	401	252
Other	73	132
Total deferred tax assets	5,855	6,424

Deferred tax liabilities:
Excess of tax over book depreciation	(4,813)	(3,751)
Amortization of acquisition costs	(441)	(494)
Prepaid expenses	(625)	(501)
Other	(4)	(14)
Total deferred tax liabilities	(5,883)	(4,760)

State valuation allowance	(15)	(31)

Net deferred tax (liability) assets	$(43)	$1,633

The Company has foreign NOL carryforwards from its French subsidiary of $0 as of December 31, 2012 and $121,000 as of December 31, 2011.  The NOL carryforwards from the Company’s French subsidiary do not have an expiration date and can be carried forward indefinitely.  The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized.  In assessing the need for the valuation allowance, the Company considers future taxable income and on-going prudent and feasible tax planning strategies.  The Company recorded a $14,000 valuation allowance related to separate company NOL

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards not expected to be realized.  In the event that the Company was to determine that, in the future, they would be able to realize the deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, thereby increasing net income in the period such determination was made.  Likewise, should the Company determine that it is more likely than not that it will be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged, thereby decreasing net income in the period such determination was made.

The excess tax benefit of the stock option deductions have been recorded to additional paid-in capital in the amount of $99,000 and $20,000 for the years ended December 31, 2012 and 2011, respectively.

The Company recognizes contingent liabilities for any tax related exposures when those exposures are more likely than not to occur.

The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $3.2 million of undistributed earnings from its non-U.S. operations as of December 31, 2012 because such earnings are intended to be reinvested indefinitely outside of the United States.

The Company applies FASB ASC 740 Income Taxes which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2012	2011	2010
Balance at the beginning of the period	$135	$57	—
Additions based on tax positions related to the current year	—	57	$57
Additions for tax positions of prior years	—	21	—
Reductions for tax positions of prior years	(23)	—	—
Settlements	—	—	—
Balance at end of year	$112	$135	$57

The total amount of net unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $112,000 and $135,000 at December 31, 2012 and 2011, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.  During the years ended December 31, 2012 and 2011, the Company recognized an expense of $0 and an expense of $1,000, respectively. The Company had $1,000 and $1,000 for the payment of interest and penalties accrued at December 31, 2012 and 2011, respectively.  The Company does not expect any material changes in the unrecognized tax benefit over the next twelve months.

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate.  Our federal tax returns for years 2009 through 2011 are subject to examination.  Our state taxes for years 2000 through 2011 are subject to examination.  Our foreign taxes for years 2009 through 2011 are subject to examination by the respective authorities.

14.  Foreign Operations

The Company’s service revenue by customer location is as follows:

(in thousands)	2012	2011	2010

United States	$65,167	$55,662	$49,204
United Kingdom	1,550	1,923	3,390
Continental Europe	9,350	8,700	8,219
Canada	495	381	519
Asia/Pacific	1,990	1,065	1,297
Other	450	262	85
	$79,002	$67,993	$62,714

The Company maintains principal offices in Newtown and Audubon, Pennsylvania, Leiden, the Netherlands and Lyon, France.  Net fixed assets located in the United States were $9.5 million and $6.5 million at December 31, 2012 and 2011, respectively.  Net fixed assets located in Leiden, the Netherlands, were $638,000 and $830,000 at December 31, 2012 and 2011, respectively.  Net fixed assets located in Lyon, France were $586,000 and $546,000 at December 31, 2012 and 2011, respectively.

15.  Related Party Transactions

At December 31, 2011, Covance, Inc. owned 15.0% of the Company’s outstanding common shares.  The Company and Covance, Inc. have entered into various services agreements, for Covance’s clients that sponsor clinical trials, in the ordinary course of business.  The Company’s service revenues from Covance, Inc. include $207,000, $425,000 and $666,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012 and 2011, the amounts due from Covance, Inc. were $0 and $178,000, respectively as reported in accounts receivable.

16.  Subsequent Event

On January 30, 2013, it was announced that affiliates of JLL, including Parent and Purchaser, entered into the Merger Agreement with us whereby Parent will acquire us.  The acquisition will be carried out in two steps.  The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $7.25 per share, payable net to the seller in cash.  Unless subsequently extended, the Tender Offer will expire on March 11, 2013 at 12:00 midnight New York City time.

Following the successful completion of the Tender Offer, Purchaser will be merged with the Company, and all shares of our common stock not purchased in the Tender Offer (other than shares held

BIOCLINICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by Purchaser or its affiliates or the Company and dissenting shares) will be converted into the right to receive $7.25 in cash per share of our common stock. In addition, under the terms of the Merger Agreement, Purchaser is granted an option to acquire up to one share more than 90% of our issued and outstanding common stock if necessary to allow a “short-form” merger under Delaware law, which would not require a stockholder vote.  The Merger is subject to customary conditions.

Starting on February 1, 2013, several purported stockholders of BioClinica have filed complaints styled as  class action lawsuits in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against  BioClinica, Inc., the BioClinica board of directors, JLL Partners, Inc., BioCore Holdings, Inc. and BC Acquisition Corp. The complaints allege, among other things, that the board of directors of BioClinica conducted an unfair sales process resulting in an unfair consideration to the BioClinica stockholders in the Offer, and certain lawsuits allege that the information disclosed about the transaction was inadequate and omitted material information. The complaints assert that BioClinica’s board members breached their fiduciary duties in agreeing to the Offer and that BioClinica, JLL, Parent and Purchaser aided and abetted in the breaches of fiduciary duties.  In addition, certain lawsuits bring claims against the board of directors for breach of fiduciary duty for materially misleading and inadequate disclosures. The lawsuits seek to enjoin the Offer and seek other equitable relief and unspecified monetary damages.  At this stage of the proceedings, we are unable to conclude that the likelihood of an unfavorable outcome is either probable or remote.

Quarterly Financial Results (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2012 and 2011.  This quarterly financial data should be read in conjunction with the audited consolidated financial statements included herein.

Quarter Ended (Unaudited)

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands except per share data)	2012	2012	2012	2012	2011	2011	2011	2011

Service revenues	22,167	19,227	19,057	18,551	18,335	16,623	16,891	16,144
Reimbursement revenues	5,440	5,701	4,001	4,134	4,084	4,847	3,519	3,521

Total revenues	27,607	24,928	23,058	22,685	22,419	21,470	20,410	19,665

Cost and expenses:
Cost of service revenues	13,391	11,968	11,682	11,598	10,785	10,434	10,441	10,557
Cost of reimbursement revenues	5,440	5,701	4,001	4,134	4,084	4,847	3,519	3,521
Sales and marketing expenses	2,884	2,489	2,745	2,614	2,402	2,081	2,383	1,860
General and administrative expenses	3,479	2,697	2,782	2,602	3,145	2,434	2,371	2,222
Amortization of intangible assets related to acquisitions	105	138	138	153	156	155	156	156
Restructuring charges	—	839	—	—	—	1,040	—	679
Mergers and acquisitions expense	190	—	—	—	—	—	59	103

Total cost and expenses	25,489	23,832	21,348	21,101	20,572	20,991	18,929	19,098

Income from operations	2,118	1,096	1,710	1,584	1,847	479	1,481	567

Interest income	4	—	2	4	2	2	2	2
Interest expense	(41)	(34)	(22)	(17)	(16)	(14)	(9)	(9)

Income before tax	2,081	1,062	1,690	1,571	1,833	467	1,474	560

Income tax provision	(923)	(520)	(657)	(577)	(668)	(109)	(550)	(209)

Net income	1,158	542	1,033	994	1,165	358	924	351

Basic earnings per share:
Net Income	0.07	0.03	0.07	0.06	0.07	0.02	0.06	0.02

Diluted earnings per share:
Net Income	0.07	0.03	0.06	0.06	0.07	0.02	0.06	0.02

Weighted average shares used to calculate earnings per share:
Basic	15,604	15,596	15,640	15,644	15,677	15,640	15,647	15,652
Diluted	16,522	16,461	16,552	16,512	16,165	16,383	16,491	16,417

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (“Exchange Act”), as amended) as of December 31, 2012, the end of the period covered by this report on Form 10-K.  Based on this evaluation, our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer) have concluded that our disclosure controls and procedures were effective at December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were operating in an effective manner for the period covered by this report, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its evaluation, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our independent registered public accounting firm because smaller reporting companies are exempt from this requirement.

Changes in internal control over financial reporting  There was no change in our internal controls over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                                                Other Information.

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

Set forth below is the name, age and position of each director of BioClinica as of February 8, 2013:

Name	Age	Served as a Director Since	Position with the Company
David E. Nowicki, D.M.D.	61	1998	Chairman of the Board and Director

Mark L. Weinstein	60	1998	President, Chief Executive Officer and Director

Jeffrey H. Berg, Ph.D.	70	1994	Director

Martin M. Coyne	64	2011	Director

E. Martin Davidoff, CPA, Esq.	61	2004	Director

Marcella LoCastro, CPA, CITP	60	2011	Director

Adeoye Y. Olukotun, M.D., M.P.H.	68	2008	Director

Wallace P. Parker, Jr.	63	2010	Director

John P. Repko	50	2011	Director

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. The Board of Directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have leadership experience at major domestic and international companies with operations inside and outside the United States, as well as experience on other companies’ boards, which provides an understanding of different business processes, challenges and strategies. Further, BioClinica’s directors also have other experience that makes them valuable members, such as pharmaceutical/bio-technology or industry related experience that provides insight into issues faced by us.

The principal occupations, for at least the past five years, certain experience, qualifications, attributes and skills of each director and nominee are as follows:

Dr. Nowicki has been a director of BioClinica since July 1998 and was appointed Chairman of the Board of Directors of BioClinica in October 1999.  Dr. Nowicki has had a private practice in periodontics and dental implants since September 1981.  Dr. Nowicki received his DMD from the University of Medicine and Dentistry of New Jersey in 1976.  He completed his postdoctoral training in Periodontology in 1978 and later served on the postgraduate faculty of the University of Medicine and Dentistry of New Jersey as an associate clinical professor and lecturer for 13 years. He has served as President and Executive Board member, of a large single facility YMCA, serving over 5,000 members, establishing partnerships with counterparts in Russia. He has served on the boards of several other non-profit and community service organizations implementing the principles of Board Policy Governance.  He has lectured nationally about periodontology, computer imaging for implant surgery, and systems thinking in health care.  Dr. Nowicki’s medical background and knowledge of the healthcare industry is beneficial in helping evaluate strategic direction. In addition,

Dr. Nowicki provides insight for best practices in corporate governance to the Board of Directors and facilitates effective communication between the Board of Directors and Management.

Mr. Weinstein has been a director of BioClinica since March 1998 and has served as the President and Chief Executive Officer of BioClinica since February 1998.  Mr. Weinstein also served as the Chief Financial Officer of BioClinica from January 31, 2000 to February 18, 2003.  Mr. Weinstein joined BioClinica in June 1997 as Senior Vice President, Sales and Marketing and was appointed Interim Chief Executive Officer in December 1997.  Prior to joining BioClinica, from September 1996 to May 1997, he was the Chief Operating Officer of Internet Tradeline, Inc., an internet-based electronic solutions provider.  From July 1991 to August 1996, Mr. Weinstein worked for Medical Economics Company, an international health care information company and wholly-owned division of The Thomson Corporation.  He held several senior management positions at Medical Economics Company with his last position being President and Chief Operating Officer of the International Group.  Mr. Weinstein received his MBA from College of William and Mary and his Bachelor’s degree in Economics from University of Virginia.  Mr. Weinstein brings a tremendous knowledge regarding BioClinica from a short and long term strategic perspective and from a day-to-day operational perspective.  Mr. Weinstein serves as a conduit between the Board of Directors and management and oversees management’s efforts to realize the Board of Director’s strategic goals.

Dr. Berg has been a director of BioClinica since January 1994, and is currently the President of Health Care Insights, a healthcare research and consulting firm.  Dr. Berg has been President of Health Care Insights since March 1991.  From February 2004 until April 2005, he was the Director of Medical Technology for Crystal Research Associates.  He was an analyst for HCFP/Brenner Securities from May 2002 to January 2004.  From September 1995 to May 2002, Dr. Berg was a senior research analyst for MH Meyerson, a brokerage firm.  While President of Health Care Insights, from January 1994 to June 1995, Dr. Berg also served as a financial analyst for GKN Securities Corp., an investment banking firm which served as the underwriter in BioClinica’s June 1992 public offering, and was a financial analyst from March 1992 until December 1992 for The Chicago Corporation, a brokerage firm.  For the past 16 years, Dr. Berg has been a Contributing Editor to the Biomedical Business & Technology newsletter and Media’s Medical Device Daily publication, published by AHC Media.  Dr. Berg received a PhD in organic chemistry from New York University’s Graduate School of Arts and Science and a MBA from its Graduate School of Business Administration.  He has a Bachelor’s degree from Yeshiva College.  Dr. Berg has served as a director of BioClinica for over 19 years, allowing him to understand the challenges and opportunities BioClinica has faced and will face in the future.  Dr. Berg’s experience as a consultant and analyst in the healthcare industry is beneficial to the Board of Directors.

Mr. Coyne has been a director of BioClinica since May 2011.  Mr. Coyne has served as a director of Akamai Technologies, Inc. since November 2001.  Mr. Coyne was named their Lead Director in May 2003.  Between 1995 and his retirement in July 2003, Mr. Coyne served in a variety of senior management positions at the Eastman Kodak Company, which develops, manufactures and markets imaging products and services in the healthcare and consumer markets.  Mr. Coyne most recently served as Group Executive, Photography Group, and Executive Vice President of Eastman Kodak.  He also served as President of the Kodak Health Imaging Group.  Mr. Coyne currently serves on the boards of directors of one private company RockTech.  He is President and CEO of the New Jersey Chapter of the National Association of Corporate Directors.  He is also an NACD Board Leadership Fellow.  In the past, he has been a director of OpenPages Inc., Avecia Group Ltd and Chairman of the Board of Welch Allyn.  Mr. Coyne’s long experience at Eastman Kodak and as a director in multiple companies has enabled him to provide meaningful advice on operational issues, strategy and CEO succession planning to management and other members of boards of directors as they address considerations for overseeing and guiding a complex and evolving organization.  Mr. Coyne has extensive experience and insight into the oversight of risk management and corporate governance, succession planning and executive development issues, which enhances the ability of the Board of Directors to fulfill its fiduciary role.  Over the course of his nearly 10 years of service on various boards, he has demonstrated invaluable skill in taking a primary role in ensuring strong corporate governance and effective communication among directors and between the Board of Directors and senior management. Mr. Coyne earned a B.S. degree in Pharmacy from Fordham University and an M.B.A. from Fairleigh Dickinson University and has also attended the Advanced Management Program at the Wharton School of Business.  Mr. Coyne provides relevant management and corporate governance experience for service on the Board of Directors.

Mr. Davidoff has been a director of BioClinica since May 2004 and has operated his own tax practice, as both a certified public accountant and tax attorney, since 1981. He served as President of the American Association of Attorney-Certified Public Accountants (AAA-CPA), is founder of the Internal Revenue Service (IRS) Tax Liaison Committee and is the Chair for the IRS Liaison Sub-Committee on Legislative Affairs for the AAA-CPA. As a member of the American Institute of Certified Public Accountant’s (AICPA) Tax Division, he has served on their Tax Legislative Liaison Committee. He completed two years on the Executive Committee of the New Jersey Society of Certified Public Accountants (NJSCPA), having served as the organization’s Secretary and as Vice President for Taxation and Legislation. Mr. Davidoff has also served as President of the Middlesex/Somerset chapter of the NJSCPA and as the chairman of the NJSCPA Federal Taxation and Membership Committees. He is a member of the tax section of the New Jersey Bar Association. In 1995, Mr. Davidoff was appointed by then Governor Christine Todd Whitman to the White House Conference on Small Business. Among the honors he has received are the 1998/1999 New Jersey Society of CPAs Distinguished Service Award for his dedicated service and commitment to the Society; the SBA 1997 Accountant Advocate of the Year for New Jersey and Region II (New York, New Jersey, Virgin Islands, and Puerto Rico); and the 1998 Nicholas Maul Leadership Award from the Middlesex County Regional Chamber of Commerce. Selected as one of the 2004, 2005, 2006, 2007, 2008, 2009 and 2010 Top 100 Most Influential People in Accounting by Accounting Today, the editions noted that “Davidoff’s views on issues affecting tax practice are heard at the highest levels of government.” CPA Magazine has also chosen Mr. Davidoff as one of the Top 50 IRS Practitioners of 2008 in their April/May 2008 edition and one of the Top 40 Tax Advisors To Know During a Recession in their April/May 2009 edition. Mr. Davidoff received his undergraduate degree from Massachusetts Institute of Technology, MBA from Boston University Graduate School of Management, and a JD from the Washington University School of Law. Mr. Davidoff is a certified public accountant and as such, the Board has designated Mr. Davidoff as an “audit committee financial expert” pursuant to SEC rules and NASDAQ listing standards. Mr. Davidoff provides advice to the Board of Directors regarding accounting and tax issues.

Ms. LoCastro has been a director of BioClinica since May 2011.  Ms. LoCastro is CEO of MLoCastro Consulting LLC and provides women’s leadership training and coaching to professional services firms.  She serves as a Senior Advisor in Alvarez & Marsal’s Private Equity Services — Operations Group, Montclair State University’s Foundation and College of Business and New Jersey Society of Certified Public Accountants (NJSCPA) Magazine Editorial Boards, as well as served on the NJSCPA Executive Committee. She has over 35 years of experience working with CEOs and CFOs providing accounting solutions, software package implementations, business process improvement and management reporting solutions.  She was the Associate and Managing Partner of the NY office of Tatum, LLP from September 2007 to December 2008, the Managing Director of Solomon Edwards Group NJ office from April 2006 to July 2007, and has held Partner roles with Deloitte LLP, JH Cohn LLP, Arthur Andersen LLP and Ernst & Young LLP.  She was the first woman partner at JH Cohn, Arthur Andersen and Ernst & Young in their NJ offices. Ms. LoCastro is a recipient of Business News New Jersey Leader Recognition Award and was honored by EWNJ — Salute to the Policy Makers, New Jersey Association of Women Business Owners Salute to Women Leaders; Ten Years of Excellence Award, YWCA of Essex/West Hudson Business Woman of the Year Award, SBA Accountant Advocate of the Year Award in 2000, Women’s Fund of NJ Award for Outstanding Achievement in the Field of Technology, the New Jersey Society of Certified Public Accountants (NJSCPA) with its 2006 Service Award and 2012 Women of Note Recognition , Garden State Woman of the Year Professional Services Award for 2006, CIANJ recognition as a Women of Influence in NJ in 2006, NJBIZ New Jersey’s Best 50 Women in Business for 2007, and Montclair State University as the first group of Alumni to be selected for honorary membership in Beta Gamma Sigma, the international honor society for collegiate schools of business in recognition for personal achievement in 2008.  She received her undergraduate degree from Montclair State University in Mathematics and her MBA from Fairleigh Dickinson University in Accounting and Taxation.  Ms. LoCastro is a member of the Board of the Directors of the publicly traded biopharmaceutical company Immunomedics, Inc. (Nasdaq: IMMU).  The Board of Directors has designated Ms. LoCastro as an “audit committee financial expert” pursuant to SEC rules and NASDAQ listing standards.

Dr. Adeoye Olukotun has been a director of BioClinica since August 2008. Since January 2006, Dr. Olukotun is the Chief Executive Officer of CardioVax Inc., a biotechnology company focused on developing innovative cardiovascular therapies. In September 2004, Dr. Olukotun co-founded VIA Pharmaceuticals and served as the Chief Medical Officer from the company’s formation until December 2008. He is a Board Certified Cardiologist and has more than 25 years of experience in clinical research and drug development in the pharmaceutical industry. Dr. Olukotun has been instrumental in the submission of more than 14 New Drug Applications, Premarket Authorization Applications, and 510k Applications. He

has published more than 50 articles in peer-reviewed scientific journals. Before CardioVax and VIA, Dr. Olukotun founded CR Strategies, LLC, a clinical research and development consulting firm in Princeton, NJ, and served as its Chief Executive Officer from 2000 to 2003. He also was Chief Medical Officer of Esperion Therapeutics, Inc., a cardiovascular drug development company, until its acquisition by Pfizer in 2004. From 1996 to 2000, Dr. Olukotun was Vice President of Medical and Regulatory Affairs and Chief Medical Officer of Mallinckrodt, Inc. Prior to joining Mallinckrodt, Dr. Olukotun spent 14 years at Bristol-Myers Squibb Company, where he served as Vice President of two divisions focused on cardiovascular research, and was involved in the clinical development of several cardiovascular and lipid-regulating agents. Dr. Olukotun received his MD degree from Albert Einstein College of Medicine, New York and obtained a MPH degree from Harvard University School of Public Health, Boston. He is a Fellow of the American College of Cardiology as well as the American Heart Association. He is a member of the Boards of Directors of the publicly traded biotechnology company Nordion, Inc. (TSX: NDN) (NYSE: NDX).  Dr. Olukotun brings to the Board of Directors experience in the pharmaceutical industry along with his knowledge of the drug development process. This experience and knowledge, together with his medical training, provide value for service on the Board of Directors.

Mr. Parker has been a director of BioClinica since November 2010.  Mr. Parker served as President of KeySpan Energy’s Energy Delivery & Customer Relationship Group and CEO of KeySpan Services, Inc. from 2001 to 2007, during which period he oversaw operations that generated over $5 billion in revenue and managed assets in excess of $12 billion. He has broad-based experience in regulatory affairs, operations management, sales and marketing, engineering, customer relations and human resources. Mr. Parker has a comprehensive management background, having been with KeySpan Energy from 1971 to 2007, where he was promoted to positions of increasing responsibilities. KeySpan Energy, which was one of the largest energy companies in the United States, was acquired by National Grid in 2007. Mr. Parker is a cum laude graduate of Lehigh University and also completed the Harvard Business School Advanced Management Program. He is active in several business, civic and not-for-profit organizations. Among those organizations are First Community Bank, where he serves on the Board and is Chair of the Marketing and Compensation Committees, Centenary College, New York City Relief and Cancer Hope Network, where he is Chairman and CEO. He has won numerous awards during his career, and was inducted into the American Gas Association “Hall of Fame” for industry marketing contributions.  Mr. Parker’s extensive management and financial experience provides the Board of Directors with valuable business and management guidance.  The Board of Directors has designated Mr. Parker as an “audit committee financial expert” pursuant to SEC rules and NASDAQ listing standards.

Mr. Repko has been a director of BioClinica since May 2011. Since May 2012, Mr. Repko is a senior vice president and the CIO (chief information officer) of Tyco and is responsible for its information technology strategy, systems and services. Before joining Tyco, he was the senior vice president and CIO of Covance, one of the world’s largest drug development services companies from March 2003 to May 2012.  Prior to joining Covance, Mr. Repko served as Senior Vice President & Chief Information Officer at GE American Communications - A Division of GE Capital from 1988 to 2003, and a Senior Auditor and CPA at Ernst and Young from 1985 to 1988. Mr. Repko received a Master’s degree in Business Administration and Information Technology from Drexel University, and holds a Bachelor’s degree in Accounting from Villanova University. He is trained and certified as a GE Six Sigma Master Black Belt. His position at Tyco and his knowledge of the clinical trials business provide relevant management and industry experience for service on the Board of Directors.

None of our directors is related to any other director or to any of our executive officers, and none of our executive officers serves as a member of the board or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Under a prior stock purchase agreement, we had agreed to take all actions necessary to nominate and cause the election to the Board of Directors of up to three designees of Covance, Inc., a substantial stockholder of BioClinica.  Such obligation terminates at such time as Covance owns less than 200,000 shares of our Common Stock.  Covance has not designated a nominee for director for the 2012 or 2013 fiscal years.  Covance has reserved all rights under its agreement with BioClinica for subsequent years.

The following table identifies our current executive officers:

Name	Age	Capacities in Which Served	In Current Position Since
Mark L. Weinstein(1)	60	President and Chief Executive Officer	February 1998

Ted I. Kaminer(2)	54	Executive Vice President of Finance & Administration and Chief Financial Officer	February 2003

Peter S. Benton(3)	48	Executive Vice President, President eClinical Solutions	March 2009

Garry D. Johnson(4)	61	Executive Vice President, Chief Technology Officer	February 2012

(1)                                 Mr. Weinstein assumed the responsibilities of Chief Financial Officer of BioClinica from January 31, 2001 to February 18, 2003, in addition to serving as our President and Chief Executive Officer.

(2)                                 Mr. Kaminer joined BioClinica in February 2003 as our Senior Vice President and Chief Financial Officer.  In March 2009, Mr. Kaminer was appointed Executive Vice President of Finance and Administration and Chief Financial Officer.  Prior to joining BioClinica, he served as Chief Financial Officer and Vice President of ION Networks Inc., and Senior Vice President of Finance and Chief Financial Officer of CMPExpress. Mr. Kaminer also spent 12 years with various investment banking firms in the corporate finance area.  Mr. Kaminer was previously associated with PriceWaterhouse (the predecessor of PricewaterhouseCoopers) and received his Bachelor’s degree from Cornell University and MBA in finance from The Wharton School, University of Pennsylvania.

(3)                                 Mr. Benton joined BioClinica in September 2008 as President, Phoenix Data Systems Division.  In March 2009, Mr. Benton was appointed an executive officer of BioClinica and his title was changed to Executive Vice President, President eClinical Solutions.  Mr. Benton was Chief Operating Officer at etrials Worldwide, Inc. from July 2007 until April 2008.  Mr. Benton was also Managing Director of Wharton Venture Partners from April 2004 until July 2008.  Previously, Mr. Benton held the position of Vice President, Central Planning at Johnson & Johnson Pharmaceutical Research & Development LLC from September 2001 until March 2004.  Mr. Benton’s experience also includes general management experience at TRW, Inc.’s automotive sector and General Electric, where he started his career in the manufacturing management program.  Mr. Benton holds a Bachelor’s degree in Mechanical Engineering from Northeastern University and an MBA from The Wharton School, University of Pennsylvania.

(4)                                 Mr. Johnson joined BioClinica in September 2010 as Senior Vice President and Chief Technology Officer.  In February 2012, Mr. Johnson was appointed an executive officer of BioClinica and his title was changed to Executive Vice President, Chief Technology Officer.  Prior to joining BioClinica, Mr. Johnson was with Dendrite International, Inc. from November 2000 until May 2007 in various positions with his last title as Senior Vice President and Global Chief Technology Officer.  Mr. Johnson holds a Bachelor’s degree in management from Fairfield University.

None of our executive officers are related to any other executive officer or to any director of BioClinica.  Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, our executive officers and any persons who beneficially own more than 10% of our outstanding Common Stock are subject to the requirements of Section 16(a) of the Exchange Act, which requires them to file reports with the Securities and Exchange Commission with respect to their ownership and changes in their ownership of BioClinica’s Common Stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their transactions in 2012 in the Common Stock and their Common Stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2012, we believe that all reporting requirements under Section 16(a) for such year were met in a timely manner by our directors, executive officers and beneficial owners of greater than 10% of our Common Stock.

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

•                                          the prompt internal reporting of violations of our Code of Business Conduct and Ethics to an appropriate person or persons identified in our Code of Business Conduct and Ethics; and

•                                          accountability for adherence to our Code of Business Conduct and Ethics.

Each of our employees, officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Business Conduct and Ethics.  A copy of our Code of Business Conduct and Ethics may be obtained from our website at www.bioclinica.com.

Director Candidates

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to Board of Directors members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Corporate Governance Committee and the Board of Directors.  The Nominating and Corporate Governance Committee nominated each of the foregoing nominees to our Board of Directors.

In considering whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, the Nominating and Corporate Governance Committee will apply the criteria contained in the Nominating and Corporate Governance Committee’s charter.  These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, age, diversity, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders.  The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee.  In addition, although we do not have a formal diversity policy, diversity is one of the criteria for nomination.  We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than $2,000 in market value, or 1% of our Common Stock for at least one year as of the date such recommendation is made, to: Nominating and Corporate Governance Committee, c/o Corporate Secretary, BioClinica, Inc., 826 Newtown-Yardley Road, Newtown, Pennsylvania 18940.  Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Audit Committee.

The primary responsibilities of the Audit Committee, as more fully set forth in the Audit Committee Charter adopted on September 1, 2000, as amended and restated on February 5, 2003, March 26, 2004 and December 13, 2011 and as previously provided and posted on our website at www.bioclinica.com include:

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

•                                          meeting independently with our internal auditing staff, independent registered public accounting firm and management; and

•                                          preparing the audit committee report required by SEC rules

During fiscal 2012, the Audit Committee had been, and is currently, comprised of David E. Nowicki, D.M.D., Chairman of the Audit Committee, E. Martin Davidoff, CPA, Esq., Marcello LoCastro, CPA, CITP,  Wallace P. Parker and John P. Repko.  The Audit Committee held four (4) regular in person meetings in fiscal 2012.

Each Audit Committee member is an independent member of the Board of Directors as defined under NASDAQ rules, including the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  As an independent director of our Board of Directors, each Audit Committee member is not an officer or employee of BioClinica or its subsidiaries and does not have a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In addition, the Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Our Board of Directors has determined that Mr. Davidoff, Ms. LoCastro and Mr. Parker, current directors and members of the Audit Committee, are each an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.                                             Executive Compensation.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation paid by us to each non-employee member of the Board of Directors for the 2012 fiscal year.  Executive officers who also serve on the Board of Directors do not receive any additional compensation for such service.

2012 Director Compensation

Name	Fees Earned in Cash	Restricted Stock Units/Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
	(a)	(b)(c)	(c)
Jeffrey H. Berg, Ph.D.	$50,250	$62,400	—	—	—	—	$112,650
Martin M. Coyne	$60,000	$62,400	—	—	—	—	$122,400
E. Martin Davidoff	$50,750	$62,400	—	—	—	—	$113,150
Marcella LoCastro, CPA, CITP	$55,750	$62,400	—	—	—	—	$118,150
David E. Nowicki, D.M.D.	$105,625	$72,800	—	—	—	—	$178,425
Adeoye Y. Olukotun, M.D., M.P.H.	$49,500	$62,400	—	—	—	—	$111,900
Wallace P. Parker, Jr.	$79,000	$62,400	—	—	—	—	$141,400
John P. Repko	$31,475	$78,000	—	—	—	—	$109,475

(a)                                 Represents the cash retainer fees earned for service on the Board of Directors and Board of Directors committees during the 2012 fiscal year.

(b)                            Represents the grant-date fair value of the restricted stock units awarded to each non-employee director during the 2012 fiscal year.  The applicable grant-date fair value of each award was determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718) and accordingly was calculated by multiplying the number of shares of our Common Stock subject to the award by the $5.20 fair market value per share of our Common Stock on the award date, without any adjustment for estimated forfeitures related to such service vesting.  These amounts reflect BioClinica’s accounting expense and do not correspond to the actual value that will be realized by each non-employee director.  For information on the valuation assumptions, refer to Note 9 — Stock Based Compensation of the Notes to Financial Statements in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.  For further information concerning such equity awards, see the section below entitled  “Equity Compensation.”

(c)                                  The aggregate number of restricted stock units and stock option awards outstanding at December 31, 2012 for our non-employee directors were:

Name	Aggregate Number of Shares Subject to Restricted Stock Unit Awards Outstanding on December 31, 2012	Aggregate Number of Shares Subject to Stock Option Awards Outstanding on December 31, 2012
Jeffrey H. Berg, Ph.D.	54,500	56,250
Martin M. Coyne	24,500	—
E. Martin Davidoff	54,500	27,000
Marcella LoCastro, CPA, CITP	24,500	—
David E. Nowicki, D.M.D.	56,500	46,250
Adeoye Y. Olukotun, M.D., M.P.H.	52,000	—
Wallace P. Parker, Jr.	34,500	—
John P. Repko	15,000	—

General.   The compensation program for non-employee directors is designed to fairly pay directors for work required for a company of BioClinica’s size and scope and to align directors’ interests with the long-term interests of stockholders.  The Compensation Committee retained J. Richard & Co., a nationally recognized independent compensation consulting firm, to review and propose a reasonable, competitive and appropriate total compensation program for our directors for the 2012 and 2013 fiscal years.

Cash Compensation.   The cash retainer fees for non-employee directors for the 2012 and 2013 fiscal years are as follows:

	2012	2013
Board Retainer	$27,500	$27,500
Chairman, Board of Directors	$35,000	$35,000
Chairman, Audit Committee	$20,000	$20,000
Member, Audit Committee	$12,500	$12,500
Chairman, Compensation Committee	$20,000	$20,000
Member, Compensation Committee	$12,500	$12,500
Chairman, Nominating & Corporate Governance Committee	$7,500	$7,500
Member, Nominating & Corporate Governance Committee	$4,000	$4,000

In addition, for the 2013 fiscal year, each non-employee director will receive $1,500 for each Board meeting attended and $1,000 for each Committee meeting attended.  In fiscal 2012, each non-employee director received $1,500 for each Board meeting attended and $1,000 for each Committee meeting attended.

Equity Compensation.   Each non-employee director, except for Mr. Repko and Dr. Nowicki, was granted restricted stock units on May 16, 2012 covering 12,000 shares of our Common Stock.  Dr. Nowicki was granted restricted stock units on May 16, 2012 covering 14,000 shares of our Common Stock as Chairman of the Board of Directors.  As of May 5, 2012, Mr. Repko was no longer employed by Covance and therefore was no longer considered to be a designee of Covance to the Board.  However, due to Mr. Repko’s experience in the industry, the Board decided not to amend its recommendation that Mr. Repko be elected to the Board in connection with BioClinica’s 2012 annual meeting of stockholders.  Following Mr. Repko’s re-election to the Board at BioClinica’s 2012 annual meeting of stockholders, and in consideration of the fact that Mr. Repko did not receive compensation for his prior Board service, Mr. Repko was granted restricted stock units on May 16, 2012 covering 15,000 shares of our Common Stock, the standard grant issued to a new director. As of May 5, 2012, Covance does not have any other designee on our Board of Directors

For fiscal 2013, no restricted stock units will be granted to directors.

Each restricted stock unit which vests will entitle the director to one share of Common Stock upon his or her cessation of Board of Directors service.  The restricted stock units will vest as to one-twelfth (1/12) of the covered shares upon completion of each successive month of Board of Directors service over the twelve-month period measured from the grant date. The restricted stock units are subject to a pro-rata reduction if a director attends less than seventy-five percent (75%) of all Board of Directors meetings and all meetings of any committee on which he or she serves during the applicable vesting period.

All of our directors are reimbursed for their expenses for each Board of Directors meeting and each Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meeting attended.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives and Philosophy

This Compensation Discussion and Analysis details the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers for fiscal 2012 and our plans for fiscal 2013.  BioClinica’s Chief Executive Officer, the CEO, the Chief Financial Officer, the CFO, and the other executive officers included in the Summary Compensation Table below will be referred to as the named executive officers for purposes of this discussion.  The named executive officers are the only executive officers of BioClinica.

Compensation Objectives and Philosophy

The Compensation Committee, of our Board of Directors, is responsible for reviewing and approving the compensation payable to our named executive officers. As part of such process, the Compensation Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•                  Recruit, motivate and retain executives capable of meeting our strategic objectives;

•                  Provide incentives to ensure superior executive performance, successful financial results for BioClinica and the creation of value for our stockholders; and

•                  Align the interests of executives with the long-term interests of stockholders.

The Compensation Committee seeks to achieve these objectives by:

•                  Establishing a compensation structure that is both market competitive and internally fair;

•                  Linking a substantial portion of compensation to our achievement of financial objectives and the individual’s contribution to the attainment of those objectives;

•                  Providing below target for underachievement and above target awards for overachievement of goals;

•                  Providing long-term, equity-based incentives and encouraging direct share ownership by our named executive officers; and

•                  Performance-based compensation in the form of short-term (including cash bonuses) and long-term incentives (including equity grants) on average constituted over 50% of fiscal 2012 total target compensation for our named executive officers.

Setting Executive Compensation

The Compensation Committee awards both short-term and long-term compensation for current performance, and also awards incentives to achieve short-term and long-term goals.  Short-term compensation is typically in the form of base salary and annual cash incentive bonuses, and long-term compensation is typically in the form of equity with long-term vesting schedules.  Because of the current condition of the economy, the nature of our business and the way we operate the business and implement our strategies, we may not witness for several years the positive results of many decisions made or actions taken by our named executive officers in the current fiscal year, including strategies implemented to manage risk and position us for future growth.  Accordingly, the Compensation Committee, by seeking a balance of short-term and long-

term compensation, seeks to motivate and reward named executive officers for their current decisions that may not produce immediate or short-term results, but will likely have a positive long-term effect on our business and financial results.  The Compensation Committee also periodically reviews, along with the Audit Committee of the Board of Directors, any potential short-term or long-term risks as a result of our compensation policies and decisions.  Currently, the Compensation Committee believes that these risks are not reasonably likely to have a material adverse effect on our business.  Nonetheless, the Compensation Committee, working with the Audit Committee, seeks to mitigate any such risks to the extent possible.

The Compensation Committee has the sole authority to approve independent compensation consultant fees and terms of engagement.  For fiscal 2012, the Compensation Committee engaged J. Richard & Co., or J. Richard, a nationally recognized independent compensation consulting firm, to provide competitive compensation data and general advice on our compensation programs and policies for named executive officers. J. Richard also provides consulting on the compensation of the Board of Directors; other than this consulting, J. Richard does not provide any other service to BioClinica.   J. Richard performed a market analysis of the compensation paid by comparable peer group companies, with data derived from public filings and industry reports, and provided the Compensation Committee with recommended compensation ranges for the named executive officers based on the competitive data.   On an annual basis, the Compensation Committee reviews J. Richard’s qualifications in order to determine whether J. Richard will be re-engaged to consult with respect to our compensation programs and policies for the upcoming fiscal year.

In addition, the CEO provided the Compensation Committee with a detailed review of the performance of the other named executive officers and made recommendations to the Compensation Committee with respect to the compensation packages for those named executive officers, other than himself, for fiscal 2012.

It is the Compensation Committee’s objective to target the total direct compensation (salary, target bonus and equity awards) of each named executive officer at the median level for comparable positions in our selected peer group.  However, in determining the total direct compensation of each named executive officer, the Compensation Committee also considers a number of other factors, including recent BioClinica and individual performance, the CEO’s recommendations as to compensation levels for named executive officers (other than himself), the named executive officer’s level of responsibility, the cost of living in the Philadelphia and surrounding area and internal pay equity.

The Compensation Committee also reviews the compensation metrics of the CEO versus the other named executive officers.  Although certain percentages and allocations may differ, the overall cash and equity compensation package of the CEO is not materially greater than the overall cash and equity compensation package of each other named executive officer.

There is no pre-established policy for allocation of compensation between the cash and equity components or between short-term and long-term components.  Instead, the Compensation Committee determines the mix of compensation for each named executive officer based on its review of the data for comparable positions at competitive peer group companies and its analysis of that individual’s performance and such individual’s contribution to our financial performance and to BioClinica’s long term growth.

The peer group used for competitive comparisons for fiscal 2012 reflects companies providing a similar mix of services as BioClinica and within a reasonable range of our revenues and consisted of the following companies: Accelrys, Inc., Caliper Life Sciences, Inc., Computer Programs & Systems, Inc., Demandtec, Inc., Enzo Biochem, Inc., eResearch Technology, Inc., Healthstream, Inc., Luminex Corporation, Medidata Solutions, Inc., Mediware Information Systems, Inc., Medtox Scientific, Inc., Merge Healthcare Inc., Orchid Cellmark Inc., and Vocus, Inc.

In November, 2012, the Compensation Committee engaged F.W. Cook as its compensation consultant with respect to 2013 compensation of the named executive officers.

Components of Compensation

For fiscal 2012, our executive compensation program for the named executive officers was comprised of the following components:

•                   Base salary;

•                  Annual short-term cash incentive;

•                  Long-term equity incentive awards; and

•                  Customary benefits.

Base Salary

In General — It is the Compensation Committee’s objective to set a competitive rate of annual base salary for each named executive officer.  The Compensation Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their named executive officers with a component of compensation that provides a level of security and stability from year to year and is not dependent, to any material extent, on our financial performance.  In addition, Messrs. Weinstein, Kaminer and Benton each have an existing employment agreement with BioClinica, which sets a minimum annual salary, subject to periodic upward adjustment at the discretion of the Compensation Committee or our Board of Directors.

Fiscal 2012 Base Salary — The Compensation Committee worked with J. Richard to establish salary bands, based on a review of compensation awarded for comparable positions at competitive peer group companies, for the named executive officers for fiscal 2012, with minimum to maximum opportunities that cover the normal range of market variability.  The review indicated that base salaries of the named executive officers were below the median (and below the 25th percentile for the CEO) of the peer group, in part because base salaries were frozen in 2010 and 2011.  The actual base salary for each named executive officer was then derived from those salary bands based on his responsibility, tenure and past performance and market comparability.  The CEO also provided the Compensation Committee with recommendations for base salaries for the named executive officers, other than himself.  This process, together with the Compensation Committee’s recognition of the cost of living in the Philadelphia and surrounding area resulted in the Compensation Committee setting the base salaries (and total target compensation) of the named executive officers approximately the median of similar positions in our selected peer group.

Mr. Johnson’s salary was negotiated in connection with his employment in 2012.

The table below shows annual base salary rate increases for each named executive officer:

Name	Title	2011 Salary	2012 Salary	% Increase from 2011
Mark L. Weinstein	President & CEO	$415,000	$449,000	8.2%
Ted I. Kaminer	Executive VP Finance & Administration & CFO	$310,000	$330,000	6.5%
Peter S. Benton	Executive VP, President eClinical Solutions	$290,000	$305,000	5.2%
Garry D. Johnson (1)	Executive VP, Chief Technology Officer	—	$290,000	—

(1)         Mr. Johnson became a named executive officer on February 22, 2012.

Fiscal 2013 Base Salaries — On February 8, 2013, the Compensation Committee authorized an increase, effective as of March 1, 2013, in base salaries of each named executive officer as follows:  Mr. Weinstein:  $475,000, Mr. Kaminer:  $340,000, Mr. Benton:  $315,000, and Mr. Johnson:  $300,000.  These increases were based on F.W. Cook’s review of base salaries in our peer group companies and are targeted in general at the median of similar positions in the peer group.

Annual Short-Term Cash Incentives (Bonuses)

In General — As part of their compensation package, our named executive officers have the opportunity to earn annual cash bonus awards under the Management Incentive Plan, or MIP.  MIP cash awards are designed to reward superior executive performance while reinforcing our short-term strategic operating and financial goals to maximize stockholder value.  Each year, the Compensation Committee establishes a bonus target for each named executive officer set at a percentage of base salary that is the same percentage for all named executive officers, except for the CEO who has a higher percentage due to a higher level of responsibility with respect to our operations.  It is the Compensation Committee’s intention to target annual cash incentive awards at the median for comparable positions in our selected peer group to base a greater percentage of the annual award payout on corporate objectives as opposed to individual performance for named executive officers.

Fiscal 2012 Bonus Awards — For fiscal year 2012, the Compensation Committee determined along with its compensation consultant that the 2012 bonus targets for the named executive officers should be weighted 37.5% to achievement of our non-GAAP operating income objectives, 37.5% to achievement of our service revenue objectives, and 25% to achievement of individual performance metrics and other corporate goals.  The Compensation Committee believes that our continued success is driven by our ability to grow revenues and operating profits and accordingly, revenue and operating income were the appropriate financial metrics for the plan.

Target bonuses were set at 100% of base salary for our CEO and 90% of base salary for our other named executive officers.  The potential payout of the portion of the bonus attributable to each of our operating income and revenue targets ranged from 50% to 120% of target bonus allocated to such goals for our CEO and from 50% to 100% of target bonus allocated to such goals for our other named executive officers.  The portion of the bonus attributable to individual performance metric and other corporate goals ranged from 0% to 100% of target bonus allocated to such goals based on the Compensation Committee’s subjective evaluation of the level attainment of such goals.  However, the Compensation Committee had the discretion to increase the award for any named executive officer (other than the CEO) based on the CEO’s recommendation for exceptional performance. The Compensation Committee also retained the discretion to reduce the dollar amount of the awards otherwise payable to the named executive officers in connection with the underachievement of pre-established operating income and revenue performance targets.

The individual performance goals and other corporate goals were identical for all our named executive officers and may be summarized as follows:

•                                          Provide agreed to updates to the board including on succession planning, strategic plan and annual operating budget.

•                                          Certain operational matters including completing management review and filling certain leadership and senior positions.

•                                          Attaining target amount of signings.

Each named executive officer could be awarded from 0% to 25% of his target bonus based on the Compensation Committee’s subjective amount of the attainment of these goals.

The actual bonus amount awarded to each named executive officer for fiscal 2012 was determined by the Compensation Committee on the basis of its review of both our performance and the individual named executive officer’s performance.  The CEO provided a review of performance by the named executive officers, other than himself, for fiscal 2012 for the Compensation Committee’s consideration.  The Compensation Committee determined that our service revenue and our non-GAAP operating income for fiscal 2012 were attained at the threshold levels and that the individual performance and other corporate goals were attained at the 50% level.  Based on that assessment, the Compensation Committee determined in 2013 to make the bonus awards for fiscal 2012 performance to the CEO and the other named executive officers as set forth in the table below:

Name	Title	2012 Base Bonus ($)	2012 Base Bonus (% Salary)	2012 Actual Bonus ($)	2012 Actual Bonus (% Salary)
Mark L. Weinstein	President & CEO	$224,500	50.0%	$224,500	50.0%
Ted I. Kaminer	Executive VP Finance & Administration & CFO	$148,500	45.0%	$148,500	45.0%
Peter S. Benton	Executive VP, President, eClinical Division	$137,250	45.0%	$137,250	45.0%
Garry D. Johnson	Executive VP, Chief Technology Officer	$130,500	45.0%	$130,500	45.0%

Fiscal 2013 Bonus Awards — The MIP for fiscal year 2013 is generally the same as the plan for fiscal year 2012 with 85% weighted on attainment of pre-specified performance targets based on the business plan for fiscal year 2013 and 15% weighted on attainment of individual performance metrics and other corporate goals.  The target bonus for our CEO is 150% of his base salary (with a potential payout range from 75% of base salary for threshold performance to 180% of base salary for maximum performance).  The bonus target for our other named executive officers is 100% of base salary (with a potential payout range from 50% of base salary for threshold performance to 100% of base salary for target performance).  As reflected by the change in MIP Target percentages described above, the Compensation Committee, following consultation with F.W. Cook, decided to shift a percentage of each executive’s compensation from base salary to short-term cash incentives and long-term equity incentives.

Long-Term Incentive Equity Awards

In General - A portion of each named executive officer’s compensation is provided in the form of long-term incentive equity awards. It is the Compensation Committee’s belief that properly structured equity awards are an effective method of aligning the long-term interests of senior management with those of our stockholders.

The Compensation Committee establishes long-term incentive grant guidelines based on a review of equity awards from competitive peer group companies.  Equity awards to the CEO are determined by the Compensation Committee based on his individual performance and our financial performance, usually measured in terms of the same financial metrics taken into account in determining the annual bonus award.  Equity awards to other named executive officers and other employees are based on the recommendation of the CEO and a review by the Compensation Committee.  Actual grants for such individuals are based on individual performance with respect to predetermined objectives, competitive total compensation amounts, internal equity pay considerations, the potential impact on stockholder dilution and compensation expense to us.  The Compensation Committee follows a grant practice of tying equity awards to its annual year-end review of individual performance and its assessment of BioClinica performance.  Accordingly, it is typical practice that any equity awards to the named executive officers will be made on an annual basis after the release of our year end financials, which permits material information regarding our performance for the prior fiscal year to be disclosed to the public before any equity grants are made to our named executive officers.

We currently grant equity awards in the form of restrict stock units.  It is the Compensation Committee’s belief that restricted stock unit grants are essential to the retention of the named executive officers and crucial to our long-term financial success.  The vesting schedules for the restricted stock units provide a meaningful incentive for the named executive officer to remain in our service and work to continuously increase shareholder value.  These equity awards also serve as an important vehicle to achieve the Compensation Committee’s objective of aligning management and stockholder interests.  RSUs are less dilutive to shareholders than traditional option grants in terms of the number of shares issuable under those RSU awards and provide a more direct correlation between the compensation cost we must record for financial accounting purposes and the value delivered to the executive officers.  In addition, RSUs continue to have value even in periods of declining stock prices and thereby provide a less risky equity compensation program than that associated with option grants that only have value to the extent the price of the underlying stock appreciates over the option term.

Fiscal 2012 Awards — On February 10, 2012, based upon our financial performance and the CEO’s individual performance during fiscal 2012 and the recommendation from the Compensation Committee’s compensation consultant, the

Compensation Committee awarded the CEO 75,000 restricted stock units that vest quarterly over three years; the underlying Common Stock will be issued at the time the restricted stock units vest. On February 10, 2012, based upon our financial performance and the named executive officer’s individual performance during fiscal 2011 and the recommendation of the CEO, as reviewed by the Compensation Committee’s compensation consultant, the Compensation Committee also awarded each of the other named executive officers 60,000 restricted stock units that vest quarterly over four years; the underlying Common Stock will be issued at the time the restricted stock units vest.  Each award will vest in full upon a change in control.  The number of restricted stock units was calculated such that the grant date value of the equity awards would equal 25% to 50% of the executive’s total target compensation.

Fiscal 2013 Awards — On February 8, 2013, the Compensation Committee awarded the CEO 80,000 restricted stock units and each of our other named executive officers 60,000 restricted stock units that vest as set forth above for the restricted stock units granted in 2012.

Other Benefits

In General — The named executive officers are offered the same benefits that are provided to other employees and are not offered any additional benefits or perquisites.

Other Benefits - All eligible employees, including named executive officers, are eligible to receive standard health, disability and life insurance, participation in the BioClinica Employees Savings Plan (401(k)), and professional development benefits.

Executive Retention Agreement and CEO Employment Agreement

Executive Retention Agreement - On December 31, 2008, we entered into an amended form of executive retention agreement with the named executive officers and certain of our other officers. The agreement generally provides for payments of up to 24 months salary and target bonus for the CEO and named executive officers in the event that the CEO and named executive officers are terminated or resign for good reason in connection with a change of control transaction.  In addition, each unvested stock option or other equity award will vest immediately upon a change in control transaction.  Each executive retention agreement is either reviewed annually or in connection with the renewal of the executive’s employment agreement.  The executive retention agreement has been designed to provide a level of financial security to the named executive officers that will assure their continued attention and commitment to our strategic business objectives, even in change in control situations where their continued employment may be uncertain. The severance benefits payable in connection with a change in control provide financial protection against any potential loss of employment that might otherwise occur as a result of an acquisition of BioClinica and will allow the named executive officers to focus their attention on acquisition proposals that are in the best interests of the stockholders, without undue concern as to their own financial situation.  We also believe the vesting acceleration of their equity awards upon a change in control is justified because those awards are designed to serve as the primary vehicle for the named executive officers to accumulate financial resources for retirement, and a change in control event is an appropriate liquidation point for awards intended for such purpose. We do not provide our named executive officers with any defined benefit pension plan or supplemental executive retirement plan, and the only other opportunities for the accumulation of retirement funds is through the limited deferral opportunities provided under BioClinica’s 401(k) savings plan.

Employment Agreements — On February 22, 2012, we entered into a new employment agreement with Mr. Weinstein.  We also have existing employment agreement with Messrs. Kaminer and Benton.  The principal terms of the employment agreements are summarized in the section below entitled “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

Tax Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code, a publicly-held company such as BioClinica is not allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not performance based. Non-

performance based compensation paid to our covered executive officers for fiscal 2011 did not exceed the $1.0 million limit per officer, and the Compensation Committee does not anticipate that the non-performance based compensation to be paid to our named executive officers for fiscal 2012 will exceed that limit. To qualify for an exemption from the $1.0 million deduction limitation, the stockholders approved BioClinica’s 2010 Stock Incentive Plan that imposed a limit on the maximum number of shares of Common Stock for which any one participant may be granted stock options per calendar year. As a result of that limitation, the compensation deemed paid to a named executive officer in connection with the exercise of options granted under the 2010 Stock Incentive Plan after that date with an exercise price equal to the fair market value of the option shares on the grant date should in most instances qualify as performance-based compensation that will not be subject to the $1.0 million limitation.

However, the Compensation Committee believes that when establishing the cash and equity incentive compensation programs for our named executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Compensation Committee may deem it appropriate to provide one or more named executive officer with the opportunity to earn incentive compensation, whether through cash bonus programs tied to our financial performance, or equity incentive grants tied to the named executive officer’s continued service (such as service-vesting restricted stock or restricted stock unit awards), which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. The Compensation Committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the named executive officers essential to our financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K . This report is provided by the following independent directors, who comprise the Compensation Committee:

By the Compensation Committee of the Board of Directors of
BioClinica, Inc.

/s/ Wallace P. Parker, Jr.
Wallace P. Parker, Jr.
Compensation Committee Chairman

/s/ Jeffrey H. Berg, Ph.D.
Jeffrey H. Berg, Ph.D.
Compensation Committee Member

/s/ Martin M. Coyne
Martin M. Coyne
Compensation Committee Member

/s/ Adeoye Y. Olukotun, M.D., M.P.H.,
Adeoye Y. Olukotun, M.D., M.P.H.
Compensation Committee Member

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning compensation earned for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2012, 2011 and 2010.  Information regarding the compensation of our Chief Executive Officer, our Chief Financial Officer and our other executive officers whose total compensation for the 2012 fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”) is set forth below.  No other executive officers who would have been otherwise includable in such table on the basis of their total compensation for the 2012 fiscal year have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal				Stock Awards/ Restricted Stock Units	Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Year	Salary	Bonus	($)	($)	($)	Earnings	($)	($)
			(a)	(b)				(c)
Mark L. Weinstein	2012	$443,300	$224,500	$417,750	—	—	—	—	$1,085,550
President, Chief Executive Officer	2011	$407,900	$207,500	$280,800	—	—	—	—	$896,200
	2010	$370,000	$143,000	$175,600	—	—	—		$688,600
Ted I. Kaminer	2012	$326,600	$148,500	$334,200	—	—	—	—	$809,300
Executive Vice President Finance & Administration, Chief Financial Officer	2011	$303,600	$139,500	$187,200	—	—	—	—	$630,300
	2010	$270,000	$94,000	175,600	—	—	—	—	$539,600
Peter S. Benton	2012	$302,500	$137,250	$334,200	—	—	—	—	$773,950
Executive Vice President, President eClinical Solutions	2011	$285,200	$130,500	$187,200	—	—	—	—	$602,900
	2010	$260,000	$91,000	175,600	—	—	—	—	$526,600
Garry D. Johnson	2012	$281,600	$130,500	$334,200	—	—	—	—	$746,300
Executive Vice President, Chief Technology Officer

(a)                                      Represents amounts paid under our corporate bonus plan based on our Compensation Committee’s review of corporate performance and individual achievements. The bonuses earned in the year stated were paid in March of the following year.

(b)                                     Represents the aggregate grant-date fair value of the restricted stock units awarded to the Named Executive Officer for the applicable year, calculated in accordance with FASB ASC Topic 718, and does not take into account estimated forfeitures. These amounts reflect BioClinica’s accounting expense and do not correspond to the actual value that will be realized by each Named Executive Officer. The grant date fair value of each stock award/restricted stock unit awarded was $5.57 in 2012, $4.68 in 2011 and $4.39 in 2010. For information on the valuation assumptions, refer to Note 9 — Stock Based Compensation of the Notes to Financial Statements in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.

(c)                                      In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits have been omitted in those instances where such perquisites and other personal benefits constituted less than $10,000 for the Named Executive Officer for the fiscal year.

Grants of Plan-Based Awards in 2012 Table

The following table sets forth summary information regarding all grants of plan-based awards made to the Named Executive Officers during the year ended December 31, 2012.  As of the end of 2012, none of the Named Executive Officers held any equity incentive awards subject to performance vesting requirements, and no non-equity incentive awards were made during the 2012 fiscal year.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
								(a)			(b)
Mark L. Weinstein	02/10/2012	—	—	—	—	—	—	75,000	—	—	$417,750
Ted I. Kaminer	02/10/2012	—	—	—	—	—	—	60,000	—	—	$334,200
Peter S. Benton	02/10/2012	—	—	—	—	—	—	60,000	—	—	$334,200
Garry D. Johnson	02/10/2012	—	—	—	—	—	—	60,000	—	—	$334,200

(a)                                      Represents the number of shares that will vest and become issuable pursuant to a restricted stock award. The shares underlying the award will vest and become issuable in successive equal quarterly installments based on the Named Executive Officer’s continued service to the company over a four-year (three- year for Mr. Weinstein) period measured from the Grant Date

(b)                                     Represents the aggregate grant-date fair value of the restricted stock units awarded to the Named Executive Officer for the applicable year, calculated in accordance with FASB ASC Topic 718 and does not take into account estimated forfeitures. These amounts reflect BioClinica’s accounting expense and do not correspond to the actual value that will be realized by each Named Executive Officer. The grant-date fair value of each stock award/restricted stock unit awarded was $5.57. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 9 — Stock Based Compensation of the Notes to Financial Statements in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End Table

The following table sets forth summary information regarding the outstanding equity awards held by the Named Executive Officers at December 31, 2012.  As of the end of the 2012 fiscal year, none of the Named Executive Officers held any unearned equity incentive plan awards subject to performance vesting requirements.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
									(a)
Mark L. Weinstein	—	—		—	—	—	3,333	(f)	$19,067	—	—
	—	—		—	—	—	25,000	(f)	$143,000	—	—
	—	—		—	—	—	56,250	(f)	$321,750	—	—
Ted I. Kaminer	6,500	—		—	$3.05	02/06/2013	12,500	(g)	$71,500	—	—
	25,000	—		—	$7.03	02/09/2014	22,500	(g)	$128,700	—	—
	15,000	—		—	$4.00	03/01/2013	48,750	(g)	$278,850	—	—
	15,000	—		—	$8.06	02/27/2014	—		—	—	—
	19,333	667	(b)	—	$7.72	02/27/2015	—		—	—	—
	38,333	1,667	(c)	—	$3.04	02/26/2016	—		—	—	—
Peter S. Benton	100,000	—		—	$7.72	09/30/2015	12,500	(g)	$71,500	—	—
	38,333	1,667	(c)	—	$3.04	02/26/2016	22,500	(g)	$128,700	—	—
	—	—		—	—	—	48,750	(g)	$278,850	—	—
Garry D. Johnson	10,000	10,000	(d)	—	$3.44	02/10/2010	48,750	(h)	$278,850	—	—
	25,000	4,583	(e)	5,417	$4.68	02/18/2018	—		—	—	—

(a)                                      Market value based on $5.72 fair value of BioClinica’s Common Stock at December 31, 2012.

(b)                                     Each of these options will vest as to 20% of the option shares upon completion of one year of service measured from the February 27, 2008 grant date, and the remainder will vest in successive equal monthly increments over the next four years of continued service thereafter.

(c)                                      Each of these options will vest in successive equal monthly increments over the next four years of continued service measured from the February 26, 2009 grant date.

(d)                                     Each of these options will vest as to 25% of the option shares upon completion of one year of service measured from the September 10, 2010 grant date, and 25% every year thereafter for three years.

(e)                                      Each of these options will vest in successive equal monthly increments over the next four years of continued service measured from the February 11, 2011 grant date.

(f)                                       Represents the number of shares that will vest and become issuable pursuant to a restricted stock unit award covering 40,000 shares, 60,000 shares and 75,000 shares granted on February 11, 2010, February 18, 2011 and February 10, 2012 respectively. The shares underlying the award will vest and become issuable in successive equal quarterly installments based on the Named Executive Officer’s continued service to the company over a three-year period measured from the grant date.

(g)                                      Represents the number of shares that will vest and become issuable pursuant to a restricted stock unit award covering 40,000 shares, 40,000 shares and 60,000 shares granted on February 11, 2010, February 18, 2011 and February 10, 2012 respectively. The shares underlying the award will vest and become issuable in successive equal quarterly installments based on the Named Executive Officer’s continued service to the company over a four-year period measured from the Grant Date.

(h)                                     Represents the number of shares that will vest and become issuable pursuant to a restricted stock unit award covering 60,000 shares granted on February 10, 2012. The shares underlying the award will vest and become issuable in successive equal quarterly installments based on the Named Executive Officer’s continued service to the company over a four-year period measured from the Grant Date.

Option Exercises and Stock Vested Table for Fiscal 2012

The following table summarizes the option exercises and vesting of stock awards for each of the Named Executive Officers for the year ended December 31, 2012:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (a)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (b)

Mark L. Weinstein	—	—	52,083	$287,915
Ted I. Kaminer	63,654	$161,954	31,250	$172,750
Peter S. Benton	—	—	31,250	$172,750
Garry D. Johnson	—	—	11,250	$62,100

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

Pension Benefits Table

BioClinica does not have any defined benefit pension plans.

Nonqualified Deferred Compensation Table

BioClinica does not have any nonqualified deferred compensation.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Executive Retention Agreements

We have entered into an executive retention agreement with each of our Named Executive Officers and certain other officers of BioClinica.  Pursuant to the terms of those agreements, in the event a Named Executive Officer’s employment is terminated without cause or such executive resigns for good reason within 60 days prior to a change in control or within 24 months following a change in control, the executive will become entitled to the following payments and benefits:

•                  A pro-rated cash bonus payment based on the greater of (A) the Named Executive Officer’s largest annual bonus for the most recently completed 3 fiscal years and (B) the Named Executive Officer’s target annual bonus at time of termination.  Such payment will become payable in a lump sum within 30 days following the Named Executive Officer’s termination date.

•                  A cash payment in an amount equal to (A) 1.5 (2.0 for Mr. Weinstein) multiplied by (B) the sum of (x) the greater of (i) the Named Executive Officer’s annual base salary for the most recently completed fiscal year or (ii) the Named Executive Officer’s current annual base salary at the time of termination and (y) the greater of (i) the Named Executive Officer’s largest annual bonus for the most recently completed 3 fiscal years and (ii) the Named Executive Officer’s target annual bonus at time of termination.  Such payment will become payable in 18 (24 for Mr. Weinstein) equal monthly installments beginning within 30 days following the Named Executive Officer’s termination date.

•                  Each outstanding option to purchase shares of BioClinica’s Common Stock held by the Named Executive Officer at the time of termination shall automatically become fully vested and exercisable and each outstanding restricted stock award shall automatically become fully vested.  Each option shall remain so exercisable until the expiration date of the option term or (if earlier) the termination of that option in accordance with the provisions of the applicable stock option agreement.

•                  Up to 18 months (24 Months for Mr. Weinstein) of continued COBRA coverage at BioClinica’s expense, plus, a tax gross up payment in the event the continued COBRA coverage results in the recognition of taxable income by the Named Executive Officer.  Any tax gross-up payment will generally be paid at the time the related tax is remitted to the appropriate tax authorities.

•                  A lump sum cash payment, not to exceed $15,000, to cover the cost to obtain post-employment continued coverage under life and accidental death or dismemberment insurance and disability insurance plans for a period of 18 months (24 Months for Mr. Weinstein) following the Named Executive Officer’s termination date.

•                  For purposes of determining eligibility of the Named Executive Officer for retiree benefits to which he is entitled, he shall be considered to have remained employed by BioClinica until 18 months following his termination date.

•                  A tax gross up payment for any Internal Revenue Code Section 280G Excise Tax Liability. The tax gross-up payment will generally be paid at the time the related excise tax is remitted to the appropriate tax authorities.

Mr. Weinstein Employment Agreement

On February 22, 2012, we entered into an employment agreement with Mr. Weinstein. The term of the agreement is three years; beginning on February 29, 2012 and ending on February 28, 2015. The terms and conditions of the employment agreement are: (i) an annual base salary, currently $475,000, in addition to certain benefits and perquisites; (ii) cash bonuses in amounts that are to be determined by the Compensation Committee of the Board of Directors in accordance with BioClinica’s management incentive policy; and (iii) equity incentive compensation awards from BioClinica’s incentive compensation plans on a basis commensurate with Mr. Weinstein’s position and responsibility at the sole discretion of the Compensation Committee.  In the event that Mr. Weinstein’s employment is terminated without cause, or in the event Mr. Weinstein resigns for good reason, subject to his timely execution of a release of claims, he will receive (i) continued payment of his base salary for a period of 12 months, (ii) 6 cash payments in an aggregate amount equal to the bonus paid to Mr. Weinstein for the fiscal year immediately preceding the fiscal year in which his termination occurs, (iii) continued health care coverage for a period of 120 days, and (iv) a lump sum cash payment in an amount not to exceed $15,000, representing the cost of certain lost benefits.  In the event Mr. Weinstein’s employment is terminated for reasons other than cause, death or disability, or in the event Mr. Weinstein resigns for good reason, both within a specified time period before or after a change of control of BioClinica, subject to his timely execution of a release of claims, Mr. Weinstein will also receive a grant of 225,000 unregistered securities of BioClinica less the number of shares subject to any equity awards granted to him during the term of his employment agreement (or other consideration provided to stockholders in connection with a change of control), payable within 5 days after the triggering event, or, if later, Mr. Weinstein’s execution of the release.

In the event Mr. Weinstein becomes entitled to a payment under his Executive Retention Agreement, he will receive payments solely pursuant to that agreement, except, he shall also become entitled to the grant of unregistered shares pursuant to the terms of his Employment Agreement.

Mr. Kaminer Employment Agreement

On February 24, 2010, we entered into an amended and restated employment agreement with Mr. Kaminer for an initial term of one-year, which automatically renews each year unless otherwise terminated by our Board of Directors.  The employment agreement provides for an annual base salary, currently $340,000, subject to periodic increase at the discretion of the Compensation Committee in addition to certain benefits and perquisites, and incentive compensation awards under our incentive compensation plans on a basis commensurate with his position and responsibility.  In the event Mr. Kaminer is terminated without cause or he resigns for good reason, he will become entitled to the following payments, subject to his timely execution of a release of claims: (i) salary and benefit continuation (including continued vesting of stock options and health care coverage at BioClinica’s expense) for a period of 180 days, (ii) a pro-rated bonus (the proration period to include the 180 day salary continuation period), and (iii) a lump sum cash payment in the amount of $5,000.

Mr. Kaminer’s Employment Agreement provides for the automatic accelerated vesting of all of his outstanding stock options and other equity awards in the event of a change in control of BioClinica, and (if applicable) each such award shall remain exercisable for a period of not less than one (1) year after the date of the change in control.

Mr. Benton Employment Agreement

On September 30, 2008, we entered into an employment agreement with Mr. Benton for an initial term of one-year, which automatically renews each year unless otherwise terminated by our Board of Directors.  The terms and conditions of the employment agreement are: (i) an annual base salary, currently $315,000, subject to periodic increase at the discretion of the Compensation Committee in addition to certain benefits and perquisites; (ii) incentive compensation awards under our incentive compensation plans on a basis commensurate with his position and responsibility; and (iii) an option to purchase 100,000 shares of our Common Stock, with an exercise price of $7.72 per share, the fair market value of our Common Stock on the date of the execution of his employment agreement.  In the event Mr. Benton is terminated without cause or he resigns for good reason, he will become entitled to the following payments, subject to his timely execution of a release of claims: (i) salary and benefit continuation (including continued vesting of stock options and health care coverage at BioClinica’s expense) for a period of 180 days, (ii) a pro-rated bonus (the proration period to include the 180 day salary continuation period), and (iii) a lump sum cash payment in the amount of $5,000.

In the event Mr. Benton becomes entitled to a payment under his Executive Retention Agreement, he will receive payments solely pursuant to that agreement.

Compensation Committee Interlocks and Insider Participation

Except for Mr. Weinstein, none of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. None of the members of our Compensation Committee has ever been our employee or one of our officers.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

There are, as of February 8, 2013, 69 holders of record and approximately 2,400 beneficial holders of our Common Stock.  The following table sets forth certain information, as of February 8, 2013, with respect to holdings of our Common Stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Common Stock outstanding as of such date, (ii) each of our directors (which includes all nominees), and Named Executive Officers, and (iii) all directors and executive officers as a group.  Except as otherwise indicated in the footnotes to the table or for shares of our Common Stock held in brokerage accounts, which may from time to time, together with other securities held in those accounts, serve as collateral for margin loans made from such accounts, none of the shares reported as beneficially owned are currently pledged as security for any outstanding loan or indebtedness.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
(i) Certain Beneficial Owners:
Covance Inc. 210 Carnegie Center Princeton, New Jersey 08540	2,355,000		15.0%
Wellington Trust Company, NA 75 State Street Boston, MA 02109	1,468,571	(3)	9.4%
Heartland Advisors, Inc. 789 N. Water St., Suite 500 Milwaukee, WI 53202	1,300,000	(3)	8.3%
(ii) Directors, Nominees, and Named Executive Officers:
Mark L. Weinstein	489,548	(4)	3.1%
Ted I. Kaminer	208,199	(5)	1.3%
Peter S. Benton	185,398	(6)	1.2%
Garry D. Johnson	26,437	(7)	*
Jeffrey H. Berg, Ph.D.	155,750	(8)	1.0%
Martin M. Coyne	22,500	(9)	—
E. Martin Davidoff, CPA, Esq.	90,430	(10)	*
Marcella LoCastro, CPA, CITP	25,750	(11)	—
David E. Nowicki, D.M.D.	231,788	(12)	1.5%
Adeoye Y. Olukotun, M.D., M.P.H.	50,000	(13)	*
Wallace P. Parker, Jr.	42,700	(14)	*
John P. Repko	12,500	(15)	—
(iii) All directors and executive officers as a group (12 persons)	1,538,000	(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)(15)	9.4%

*                                                                 Less than 1%

(1)                                 Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.  Except as otherwise indicated, the address of each beneficial owner is c/o BioClinica, Inc. 826 Newtown-Yardley Road, Newtown, PA 18940.

(2)                                 Applicable percentage of ownership is based on 15,703,568 shares of Common Stock outstanding, plus any Common Stock equivalents and options or warrants held by such holder, which are presently exercisable or will become exercisable within 60 days after February 8, 2013.

(3)                                 Such information is based upon our review of a Schedule 13F filed by the holder with the SEC for the period ended September 30, 2012.

(4)                                 Includes 40,000 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were he to resign from BioClinica as of that date.  Includes 14,583 shares of Common Stock that will be issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual.  Excludes 70,000 shares of Common Stock underlying restricted stock units which vest over time after such period.  Excludes 80,000 shares of Common Stock underlying restricted stock units granted on February 8, 2013 which vest over time after such period.

(5)                                 Includes 115,000 shares of Common Stock issuable pursuant to presently exercisable options or options which will become exercisable within 60 days after February 8, 2013.  Includes 8,750 shares of Common Stock that will be issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual.  Excludes 75,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.  Excludes 60,000 shares of Common Stock underlying restricted stock units granted on February 8, 2013 which vest over time after such period.

(6)                                 Includes 140,000 shares of Common Stock issuable pursuant to presently exercisable options or options which will become exercisable within 60 days after February 8, 2013.  Includes 8,750 shares of Common Stock that will be issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual.  Excludes 75,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.  Excludes 60,000 shares of Common Stock underlying restricted stock units granted on February 8, 2013 which vest over time after such period.

(7)                                 Includes 15,208 shares of Common Stock issuable pursuant to presently exercisable options or options which will become exercisable within 60 days after February 8, 2013.  Includes 3,750 shares of Common Stock that will be issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual.  Excludes 14,792 shares of Common Stock underlying options and 45,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.  Excludes 60,000 shares of Common Stock underlying restricted stock units granted on February 8, 2013 which vest over time after such period.

(8)                                 Includes 56,250 shares of Common Stock issuable pursuant to presently exercisable options or options which will be exercisable within 60 days after February 8, 2013.  Includes 52,500 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were he to resign from the Board of Directors as of that date.  Excludes 2,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.

(9)                                 Represents 22,500 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were he to resign from the Board of Directors as of that date.  Excludes 2,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.

(10)                          Includes 27,000 shares of Common Stock issuable pursuant to presently exercisable options or options which will be exercisable within 60 days after February 8, 2013.  Includes 52,500 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were he to resign from the Board of Directors as of that date.  Excludes 2,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.

(11)                          Includes 22,500 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were she to resign from the Board of Directors as of that date.  Excludes 2,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.

(12)                          Includes 46,250 shares of Common Stock issuable pursuant to presently exercisable options or options which will be exercisable within 60 days after February 8, 2013.  Includes 54,167 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were he to resign from the Board of Directors as of that date.  Excludes 2,333 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.

(13)                          Represents 50,000 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were he to resign from the Board of Directors as of that date.  Excludes 2,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.

(14)                          Includes 32,500 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were he to resign from the Board of Directors as of that date.  Excludes 2,000 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.

(15)                          Represents 12,500 shares of Common Stock that will become issuable within 60 days after February 8, 2013 pursuant to restricted stock units held by such individual were he to resign from the Board of Directors as of that date.  Excludes 2,500 shares of Common Stock underlying restricted stock units which become exercisable over time after such period.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	2,242,642	$5.39	850,249	(3)
Equity compensation plans not approved by security holders	—	—	—
Total	2,242,642	$5.39	850,249	(3)

(1)                     Includes (i) 471,250 options outstanding under the 2010 Plan (ii) 1,114,558 options outstanding under the 2002 Plan (iii) 409,334 shares subject to restricted stock units outstanding under the 2010 Plan and (iv) 247,500 shares subject to restricted stock units outstanding under the 2002 Plan.

(2)                     Calculated without taking into account the 656,834 shares of Common Stock subject to outstanding restricted stock units that become issuable at a designated time following the vesting of those units, without any cash consideration or other payment required for such shares.

(3)                     Represents shares of our Common Stock issuable pursuant to the 2010 Plan. Shares reserved for issuance under the 2010 Plan may be issued upon the exercise of stock options or through direct stock issuances or pursuant to restricted stock units that vest upon the attainment of prescribed performance milestones or the completion of designated service periods.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

On October 13, 1994, BioClinica and Covance Inc. entered into an agreement whereby Covance purchased: (i) 2,355,000 shares of our Common Stock; (ii) a warrant to purchase 250,000 shares of our Common Stock with an initial exercise price of $1.25 per share; and (iii) a warrant to purchase 250,000 shares of our Common Stock with an initial exercise price of $1.50 per share (the “Warrants”), for an aggregate purchase price of $1,819,500.  The Warrants expired on October 13, 1998 without being exercised.  Pursuant to the above agreement, we have agreed to take all actions necessary to nominate and cause the election to the Board of Directors of up to three designees of Covance Inc.  Covance Inc. did not nominate a designee to serve on our Board of Directors for the 2012 or 2013 fiscal years.

Review, Approval or Ratification of Transaction with Related Persons

Our Audit Committee reviews all related party transactions on an ongoing basis and all such transactions between BioClinica and a director or officer are reviewed by the Audit Committee and approved by the entire Board of Directors.

Board Determination of Independence

Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board of Directors has determined that each of Dr. Berg, Mr. Coyne, Mr. Davidoff, Ms. LoCastro, Dr. Nowicki, Dr. Olukotun, Mr. Parker and Mr. Repko do not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Item 14.                                                  Principal Accounting Fees and Services.

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:

	2012	2011

Audit Fees (1)	574,000	510,000

Audit-Related Fees (2)	19,100	26,200

Tax Fees (3)	12,650	80,000

Total Audit, Audit Related and Tax Fees	605,750	616,200

Other Non-audit Fees:
All Other Fees (4)	1,800	1,500

Total-Other Fees	1,800	1,500

Total Fees	607,550	617,700

(1)                                 Consists of fees for professional services rendered in connection with the audit of our financial statements for the year ended December 31, 2012 and December 31, 2011, and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during the years ended December 31, 2012 and December 31, 2011.

(2)                                 Consists of fees for the statutory audit of our French and Indian subsidiaries.

(3)                                 Consists of fees incurred during the years ended December 31, 2012 and December 31, 2011 relating to our tax compliance and tax planning.

(4)                                 Consists of fees for a subscription to Comperio, an accounting literature database.

Pre-Approval Policies and Procedures

None of the audit-related fees billed in 2012 and 2011 related to services required pre-approval by the Audit Committee due to the de minimis exception to the Audit Committee pre-approval requirements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of February, 2013.

BIOCLINICA, INC.

By:	/s/Mark L. Weinstein
Mark L. Weinstein, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Mark L. Weinstein	President and Chief	February 22, 2013
Mark L. Weinstein	Executive Officer and Director
(principal executive officer)

/s/Ted I. Kaminer	Executive Vice President of
Ted I. Kaminer	Finance and Administration and
	Chief Financial Officer	February 22, 2013
(principal financial and
accounting officer)

/s/Jeffrey H. Berg, Ph.D.	Director	February 22, 2013
Jeffrey H. Berg, Ph.D.

/s/Martin M. Coyne	Director	February 22, 2013
Martin M. Coyne

/s/E. Martin Davidoff, CPA, Esq.	Director	February 22, 2013
E. Martin Davidoff, CPA, Esq.

/s/Marcella LoCastro, CPA, CITP	Director	February 22, 2013
Marcella LoCastro, CPA, CITP

/s/David E. Nowicki, D.M.D.	Chairman of the Board
David E. Nowicki, D.M.D.	and Director	February 22, 2013

/s/Adeoye Y. Olukotun	Director	February 22, 2013
Adeoye Y. Olukotun, M.D., M.P.H.,

/s/Wallace P. Parker	Director	February 22, 2013
Wallace P. Parker

/s/John P. Repko	Director	February 22, 2013
John P. Repko

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

4.6

Renewal letter dated April 24, 2012 to the Committed Line of Credit Note dated May 5, 2010, by and between BioClinica, Inc. and Oxford Bio-Imaging Research, Inc. and PNC Bank, National Association. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.1*

Amended and restated 2010 Stock Incentive Plan, adopted by the stockholders of BioClinica, Inc. on May 16, 2012. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

10.6*

Employment Agreement, dated February 22, 2012, by and between BioClinica, Inc. and Mark L. Weinstein. Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for fiscal year ended December 31, 2011.

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

101.1

Financial statements from the Annual Report on Form 10-K of BioClinica, Inc. for the year ended December 31, 2012, filed on February 22, 2013, formatted in XBRL (Extensible Business Reporting language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Income and (v) the Notes to the Consolidated Financial Statements.

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